Form 10-Q
period 1997-09-30
BUSINESS OBJECTS SA
filed 1997-11-14
CIK 928753

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _________ to ________


                        COMMISSION FILE NUMBER 0-24720

                             BUSINESS OBJECTS S.A.
            (Exact name of registrant as specified in its charter)

     REPUBLIC OF FRANCE                               NONE
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

               1, SQUARE CHAPTAL, 92309 LEVALLOIS-PERRET, FRANCE
                   (Address of principal executive offices)

                                (408) 953-6024
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes____X___                      No_________



The number of outstanding share of each of the issuer's classes of capital or common stock as of September 30, 1997 was 16,747,177 Ordinary Shares of 1 French Franc nominal value, including 13,214,221 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.


--------------------------------------------------------------------------------

                             BUSINESS OBJECTS S.A.
                                     INDEX




PART I.  FINANCIAL INFORMATION                                                    PAGE

Item 1.   Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at
          September 30, 1997 and December 31, 1996                                 3

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 1997 and 1996                  4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1997 and 1996                            5

          Notes to Condensed Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on current Form 8-K                                 15

SIGNATURE                                                                          16


PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             BUSINESS OBJECTS S.A.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                                     September 30,  December 31,
                                                                         1997           1996
                                                                     ------------   ------------
                                                                      (Unaudited)       (Note)
ASSETS
Current assets:
        Cash and cash equivalents                                       $24,931         $21,862
        Short-term investments                                            6,711          20,309
        Accounts receivable, net of allowances                           31,917          24,176
        Inventories                                                         660             510
        Other current assets                                              4,139           3,200
                                                                        -------         -------
                Total current assets                                     68,358          70,057


        Goodwill, net                                                     2,274               -
        Property and equipment, net                                      11,461          10,101
        Deposits and other assets                                           677             612
                                                                        -------         -------
                Total assets                                            $82,770         $80,770
                                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Accounts payable                                                $ 5,638         $ 4,533
        Accrued payroll and related expenses                              7,867           7,541
        Investment grant                                                    674             764
        Deferred revenue                                                 13,781          10,386
        Other current liabilities                                         5,639           5,710
                                                                        -------         -------
                Total current liabilities                                33,599          28,934


Shareholders' equity
        Ordinary shares, FRF 1 nominal value:
         outstanding - 16,747,177 and 16,385,024
         at September 30, 1997 and
         December 31, 1996, respectively                                  3,080           3,017
        Additional paid-in capital                                       34,169          33,036
        Retained earnings                                                16,465          15,230
        Cumulative translation adjustment                                (4,543)            615
        Unearned compensation                                                 -             (62)
                                                                        -------         -------
                Total shareholders' equity                               49,171          51,836
                                                                        -------         -------
                  Total liabilities and shareholder's equity            $82,770         $80,770
                                                                        =======         =======

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                            See accompanying notes.

                             BUSINESS OBJECTS S.A.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE & PER ADS DATA, UNAUDITED)


                              Three months ended       Nine months ended
                                 September 30,           September 30,
                                 1997     1996           1997     1996
                               -------- --------        -------  -------
Revenues:
   License fees                 $19,442  $13,113        $54,213  $44,948
   Services                       9,060    5,372         24,006   14,363
                                -------  -------        -------  -------
        Total revenues           28,502   18,485         78,219   59,311
Cost of revenues:
   License fees                     826      822          2,386    2,198
   Services                       3,505    1,763          8,729    4,785
                                -------  -------        -------  -------
        Total cost of revenues    4,331    2,585         11,115    6,983
                                -------  -------        -------  -------
Gross margin                     24,171   15,900         67,104   52,328
Operating expenses:
   Sales and marketing           17,095   11,853         48,372   35,290
   Research and development       3,503    2,712          9,917    7,698
   General and administrative     2,874    2,004          7,620    5,436
                                -------  -------        -------  -------
        Total operating
          expenses               23,472   16,569         65,909   48,424
                                -------  -------        -------  -------
Income (loss) from operations       699     (669)         1,195    3,904
Net interest and other income       178      325          1,478    1,586
                                -------  -------        -------  -------
Income (loss) before
  provision for income taxes
  and minority interest             877     (344)         2,673    5,490
Provision for income taxes         (716)      23         (1,471)  (2,141)
                                -------  -------        -------  -------
Income (loss) before minority
  interest                          161     (321)         1,202    3,349
Minority interest                    35        -             33        -
                                -------  -------        -------  -------
Net income (loss)               $   196  $  (321)       $ 1,235  $ 3,349
                                =======  =======        =======  =======

Net income (loss) per share
  and per ADS                   $  0.01  $ (0.02)       $  0.07  $  0.20
                                =======  =======        =======  =======
Shares and ADS used in
  computing net income (loss)
  and per share and per ADS      16,800   16,276         16,770   17,037
                                =======  =======        =======  =======


                            See accompanying notes.

                             BUSINESS OBJECTS S.A.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                   Nine months ended
                                                                      September 30,
                                                                  1997            1996
                                                                --------        --------
Cash flows from operating activities:
   Net income                                                   $  1,235        $  3,349
   Adjustments necessary to reconcile net income
     to net cash provided by operating activities:
        Depreciation and amortization                              3,362           1,347
        Compensation expense and other                                62              96
  Changes in operating assets and liabilites:
        Accounts receivable                                       (9,452)         (1,437)
        Inventories                                                 (181)           (188)
        Deposits and other assets, net                            (1,429)           (963)
        Accounts payable                                           1,496           1,657
        Accrued payroll and related expenses                         933            (546)
        Deferred revenue                                           3,916           1,265
        Other current liabilities                                    238          (2,136)
                                                                --------        --------
Net cash provided by operating activities                            180           2,444
                                                                --------        --------

Cash flows from investing activities:
   Purchases of property and equipment                            (4,959)         (7,147)
   Acquisition of Italian and Swiss distributors                  (2,640)              -
   Purchases of short-term investments                           (58,516)       (142,343)
   Proceeds from sales of short-term investments                  69,970         153,361
                                                                --------        --------
Net cash provided by investing activities                          3,855           3,871
                                                                --------        --------

Cash flows from financing activities:
   Principal payments on capital lease obligations                   (76)           (119)
   Issuance of shares upon exercises of options                    1,022           2,031
                                                                --------        --------
Net cash provided by financing activities                            946           1,912
                                                                --------        --------

Effect of foreign exchange rate changes on cash
   and cash equivalents                                           (1,912)           (621)
                                                                --------        --------
Net increase in cash and cash equivalents                          3,069           7,606
Cash and cash equivalents at the beginning of
   the period                                                     21,862          14,645
                                                                --------        --------
Cash and cash equivalents at the end of the
   period                                                       $ 24,931        $ 22,251
                                                                ========        ========
Supplimental disclosure of cash flow information:
   Cash paid for income taxes                                   $  1,344        $  5,121
                                                                ========        ========



                            See accompanying notes.

                             BUSINESS OBJECTS S.A.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation   S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Business Objects S.A. Annual Report on Form 20-F for the year ended December 31, 1996.

2.  ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for doubtful accounts of $1,430,000 and $1,060,000 at September 30, 1997 and December 31, 1996,
respectively.

3.  INCOME TAXES

The Company provides for income taxes for each interim period based on the estimated effective tax rate for the full fiscal year.

4.  NET INCOME (LOSS) PER SHARE AND PER ADS

Net income per share and per ADS is computed using the weighted average number of shares and dilutive equivalent shares from stock options and warrants (using the treasury stock method). Net loss per share and per ADS is computed using the weighted average number of shares outstanding. Earnings per share and per ADS reflect the adjustment in May of 1996 of the conversion between Ordinary Shares and American Depositary Shares (ADS) from two-to-one to one-to-one, producing the same results as a two-for-one stock split.

5.  ACQUISITION OF ITALIAN AND SWISS DISTRIBUTORS

Effective April 1, 1997, the Company acquired 51% of its Italian distributor for $1,300,000 in cash. Effective May 15, 1997, the Company acquired its Swiss distributor for $900,000 million in cash. Both acquisitions were accounted for as purchases. The excess of the purchase price over the fair value of net assets acquired ($1,539,000 for the Italian distributor and $1,058,000 for the Swiss distributor) has been recorded as goodwill and is being amortized over three years, its estimated useful life. The operating results of the acquired companies have been included in the consolidated results of the Company from the date of acquisition.

6.   Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". This statement is effective for the year ending
December 31, 1997.    The statement redefines earnings per share and per ADS
under generally accepted accounting principles. Under the new standard, primary earnings per share and per ADS is replaced by basic earnings per share and per ADS and fully diluted earnings per share and per ADS is replaced by diluted earnings per share and per ADS. The impact is not expected to result in a change in earnings per share and per ADS for the three month periods ended September 30, 1997 and 1996. The impact is not expected to result in a change in earnings per share and per ADS for the nine month period ended September 30, 1997, and will increase primary earnings per share by $.01 for the nine month period ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those described in the line item discussion of the Company's financial statements set forth below and in the section titled "Additional Factors That Could Affect Operating Results", the Company's last filed Annual Report on Form 20-F and other documents the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

The Company develops, markets and supports decision support software tools for the client/server and Intranet market. The Company's revenue is derived from license fees and charges for services, including consulting, training and maintenance. Revenue from product licensing is generally recognized on shipment of the product, provided that no significant vendor or post support obligations remain and that the collection of the receivable is deemed probable by management. Consulting and training revenues are recognized upon performance of the related services. The Company recognizes the revenue associated with software maintenance contracts on a pro rata basis over the life of the contract, which is typically one year. The Company operates on a multinational basis and a significant portion of its business is conducted in currencies other than the US dollar (mainly the French franc, the British pound sterling, the Italian lira, the German mark and the Japanese yen). Fluctuations in the value of currencies in relation to the US dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another.

RESULTS OF OPERATIONS

REVENUES

Revenues increased to $28.5 million in the third quarter of 1997, from $18.5 million for the comparable period in 1996, representing an increase of 54%. Revenues increased to $78.2 million in the nine month period ended September 30, 1997, from $59.3 million for the comparable period in 1996, representing an increase of 32%. The Company's European operations generated 59% of the Company's revenue, the North American operations 34% and the Asian operations 7% for the third quarter of 1997, while the Company's European operations generated 61%, the North American operations 32% and the Asian operations 7% for the comparable period in 1996. The percentage of the Company's total revenues attributable to license fees decreased to 68% for the three month period ended September 30, 1997 from 71% for the comparable fiscal 1996 three month period, and to 69% for the nine month period ended September 30, 1997 from 76% for the comparable fiscal 1996 nine month period. The percentage decrease is due primarily to an increase in the Company's installed base, which resulted in an increase in maintenance and service revenue, and increased sales focus on consulting and training services.

LICENSE FEES

Revenues from license fees increased to $19.4 million in the third quarter of 1997, from $13.1 million for the comparable period in 1996, representing an increase of 48%, and to $54.2 million for the nine month period ended September 30, 1997 from $44.9 million in the comparable period in 1996, representing an increase of 21%. The increase in license fees generally reflects the greater number of licenses sold during the period.

SERVICES

Revenues from services increased to $9.1 million in the third quarter of 1997, from $5.4 million for the comparable period in 1996, representing an increase of 69%, and to $24.0 million for the nine month period ended September 30, 1997 from $14.4 million in the comparable period in 1996, representing an increase of 67%. The increase in service revenue is due to a larger installed base providing incremental maintenance and support, as well as higher demand for the Company's consulting and training services.

COST OF REVENUES

Cost of revenues increased to $4.3 million in the third quarter of 1997, from $2.6 million for the comparable period in 1996, representing 15% and 14%, respectively, of total revenues in the related periods. Cost of revenues increased to $11.1 million in the nine month period ended September 30, 1997, from $7.0 million for the comparable period in 1996, representing 14% and 12%, respectively of total revenues in the related periods. The cost of revenue as a percentage of total revenue increased primarily due to the change in the mix of total revenue between license fees and services. A higher percentage of revenues for the three and nine month periods ended September 30, 1997 than in the comparable 1996 periods were derived from services, which have a higher cost of revenue than do license fees.

LICENSE FEES

Cost of license fees, consisting primarily of accrued post-sales expenses, materials, packaging and freight, increased to $826,000 in the third quarter of 1997, from $822,000 for the comparable period in 1996, representing 4% and 6%, respectively, of revenues from license fees in the related periods. Cost of license fees increased to $2.4 million in the nine month period ended September 30, 1997, from $2.2 million for the comparable period in 1996, representing 4% and 5%, respectively, of revenues from license fees in the related periods.

SERVICES

Cost of services, consisting of the cost of providing consulting, training and maintenance, increased to $3.5 million for the third quarter of 1997, from $1.8 million for the comparable period in 1996, representing 39% and 33% respectively, of revenues from services in the related periods. Cost of services increased to $8.7 million in the nine month period ended September 30, 1997, from $4.8 million for the comparable period in 1996, representing 36% and 33%, respectively, of revenues from services in the related periods. The increases in cost of services in both absolute amount and as a percentage of revenues were mainly attributable to increased headcount necessary to support the Company's consulting, training and maintenance activities, and, to a lesser extent, to the subcontracting of training activities.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing expenses increased 44% to $17.1 million in the third quarter of 1997, from $11.9 million for the comparable period in 1996, and represented 60% and 64% of total revenues in the related periods. Sales and marketing expenses increased 37% to $48.4 million in the nine month period ended September 30, 1997, from $35.3 million for the comparable period in 1996, and represented 62% and 59% of total revenues in the related periods. The increase in sales and marketing expenses in absolute dollars from period to period was due to increased staffing levels, the acquisition of distributors in Italy and Switzerland, and to increases in spending for product promotion and marketing.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 30% to $3.5 million in the third quarter of 1997, from $2.7 million for the comparable period of 1996, and represented 12% and 15% of total revenues in the related periods. Research and development expenses increased 29% to $9.9 million in the nine month period ended September 30, 1997, from $7.7 million for the comparable period in 1996, and represented 13% of total revenues in both periods. The increase in research and development expenses in absolute dollars from period to period was due to increased staffing and associated support costs for engineers working on expanding and enhancing the Company's products. As of September 30, 1997, the Company has not capitalized any software development costs and all research and development costs have been expensed as incurred.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 45% to $2.9 million in the third quarter of 1997, from $2.0 million for the comparable period in 1996, and represented 10% and 11% respectively, of total revenues in the related periods. General and administrative expenses increased 41% to $7.6 million in the nine month period ended September 30, 1997, from $5.4 million for the comparable period in 1996, and represented 10% and 9%, respectively, of total revenues in the related periods. The increase in general and administrative expenses in absolute dollars from period to period primarily resulted from increased staffing to support the Company's growth, the acquisition of distributors in Italy and Switzerland during the quarter ended June 30, 1997, and the amortization of goodwill associated with the acquisitions, which totaled $213,000 and $380,000, respectively, for the three and nine month periods ending September 30, 1997.

NET INTEREST AND OTHER INCOME

Net interest and other income totaled $178,000 for the third quarter of 1997 and $325,000 for the comparable period in 1996. Net interest and other income totaled $1.5 million for the nine month period ended September 30, 1997 and $1.6 million for the comparable period in 1996. Net interest and other income primarily consist of interest earned on the Company's cash and short-term investment balances and unrealized exchange gains and losses on US dollar denominated intercompany receivables.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the nine month periods ended September 30, 1997 and September 30, 1996 was 55% and 39%, respectively. The Company increased its effective tax rate during the quarter ended September 30, 1997 due to limitations on its ability to utilize certain foreign country losses and an increase in the corporate income tax rate in France from 36.7% to 41.6%. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash and cash equivalents and short-term investments of $31.6 million and working capital of $34.8 million. The Company generated $180,000 in cash from operating activities during the nine month period ended September 30, 1997. This cash was primarily provided by net income, adjusted for depreciation and amortization and increases in deferred revenue and accounts payable, offset by increases in accounts receivable and deposits and other assets, net. The Company's year to date investing activities included the purchase of $5.0 million in capital equipment and the acquisitions of distributors in Italy and Switzerland for $2.6 million.

The Company believes that cash from operating activities, together with existing cash and cash equivalents and short term investments, will be sufficient to meet its cash requirements for at least the next 12 months.

FACTORS THAT COULD AFFECT OPERATING RESULTS

The foregoing statements contained in this Management Discussion of Financial Condition and Results of Operations include forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

Variability of Operating Results. The Company's revenues and operating results can vary, sometimes substantially, from quarter to quarter. License fees, which represented approximately 68% of total revenues in the third quarter of 1997, are relatively difficult to forecast due to a number of reasons, including the timing of the introduction of products or product enhancements, competition and pricing in the computer software industry, the size and timing of individual license transactions, variability of the Company's sales cycle, customer order deferrals in anticipation of new products and customers' budget changes. The Company's software products are generally shipped as orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks of a quarter. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a minor delay in the recognition of specific revenue can cause significant variations in operating results from quarter to quarter and may result in losses. For example, the Company plans to continue to increase its expenditures to fund greater levels of research and development, a larger direct sales and marketing staff, development of new distribution and resale channels, broader customer support capability and the additional general and administrative staffing necessary to support these functions. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's results of operations and financial condition could be materially and adversely affected.

Dependence on Principal Product. The Company generated the majority of its total revenues from licenses of BusinessObjects in the third quarter of 1997, and the Company expects that revenues from such licenses will continue to represent a substantial majority of its total revenues for the foreseeable future. The remaining portion of the Company's total revenues are comprised of revenues from other licensed products and services related to licenses of BusinessObjects. As a result, any factor adversely affecting licenses of BusinessObjects would have a material adverse effect on the Company. The Company's future financial performance will depend in part on the

Company's successful development and introduction, and customer acceptance of new and enhanced versions of BusinessObjects and other products. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's results of operations and financial condition.

Competition. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors, particularly relational database management system vendors, have well-established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's products. These companies could also bundle existing or new products with other more established products in order to compete with the Company. The Company's focus on decision support tools may be a disadvantage in competing with vendors who offer a broader range of products. Furthermore, as the decision support market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

During the third quarter of 1997, the Company generated approximately 34% of its revenues from its operations in North America. This market is highly competitive. The Company believes that its continued success is partly dependent on its ability to operate successfully in this geographic region. Marketing activities and purchasing decisions made by companies in this region influence purchasing decisions made by companies on a worldwide basis. The inability of the Company to compete successfully in this region, or the ineffectiveness of its marketing activities, could have a material adverse affect on the Company's results of operations and financial condition.

Rapid Technological Change and New Products. The market for decision support tools is characterized by frequent product introductions and rapid technological change. In the second quarter of 1996, the Company introduced a new release of its BusinessObjects product, version 4.0. The development of this next generation of BusinessObjects required the implementation of significant architectural changes and extensive rewriting of the product source code. New products when first released by the Company, may contain undetected errors or "bugs" that, despite testing by the Company, are discovered only after a product has been installed and used by customers. Products which have been extensively rewritten, such as version 4.0, may take longer to achieve stability of operation, than products which have been less extensively rewritten. In 1996, the Company experienced material adverse effects resulting from "bugs" and a significantly longer period than expected to achieve stability of operation of its version 4.0. There can be no assurance that errors will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications which could adversely affect the Company's competitive position and operating results. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

During September 1997, the Company began shipping version 4.1 of its BusinessObjects product. The new version includes enhancements to the core product, new intelligent agent functionality and features to support the broad range of users across the enterprise. Version 4.1 of BusinessObjects is available for Microsoft Windows 3.1, Microsoft Windows 95 and Microsoft

Windows NT. The Company plans to have version 4.1 available for UNIX Motif. The delay between the availability of the Microsoft Windows versions and that of the UNIX Motif version could result in certain customers delaying their purchase of, or not purchasing at all, the Company's current products, and could have a material adverse impact on the Company's financial performance. The Company currently does not plan to make version 4.1 available for Apple Macintosh. The prior version of BusinessObjects was available for Apple Macintosh. While only approximately 2% of the Company's installed base is on this platform, the non-availability of version 4.1 for Apple Macintosh could cause certain customers to not purchase the Company's current products and could have a material adverse impact on the Company's financial performance and results of operations.

Version 4.1 was designed primarily on and for use with Microsoft Windows 95 and Windows NT. The Company believes that Microsoft Windows 3.1, and not Windows 95 or Windows NT is currently the predominant operating system used by its existing and potential customers, and that the rate of adoption of Windows 95 and NT is slower than original industry forecasts. While the Company has released version
4.1 for use with Windows 3.1, implementation is more difficult, performance may be slower and its response times unacceptable to users. Poor performance of version 4.1 on Windows 3.1 could have a material adverse impact on the Company's financial performance. The efficient use of version 4.1 also requires a personal computer with greater performance characteristics and Random Access Memory (RAM) than is required for the efficient use of version 3.1 of BusinessObjects. This could impact the rate at which customers purchase and implement version 4.1 and could have a material adverse impact on the Company's results of operations and financial performance.

The Company is currently developing WebIntelligence, a version of BusinessObjects which will be deployable in an intranet environment, utilizing World Wide Web technology. The first release of the product is intended to allow users to execute queries and prepare reports directly from a JAVA enabled Web browser. While the Company intends to provide virtually the same level of functionality in the long term in WebIntelligence as in BusinessObjects, there can be no assurance that this equivalent or sufficient functionality will be achieved. The mode of user interaction with WebIntelligence may be different than BusinessObjects, including lighter query and reporting capabilities. While WebIntelligence will only address a subset of multidimensional analysis, the Company intends to include broader multi-dimensional analysis capability in a future enhancement to WebIntelligence. The Company's ability to successfully develop a functional and scalable WebIntelligence could impact the rate at which customers purchase and implement WebIntelligence, if at all, and could have a material adverse impact on the Company's financial performance and results of operations.

WebIntelligence requires development by the Company of server-based components, an area in which the Company has not developed products in the past. Development also requires the use of new emerging technologies such as the JAVA programming language and IIOP (Internet Inter-Orb Protocol), which may contain "bugs" or not yet operate properly. Additionally, the Company is relying on certain software that it licenses from third parties that is integrated with the Company's internally developed software to develop WebIntelligence. There can be no assurance that this third party software will not contain "bugs" or operate properly, and that the software will continue to be available to the Company on commercially reasonable terms. The first release of WebIntelligence will support Microsoft NT as the operating system for its server-based components, rather than Unix, which is the current predominate operating system for Web servers. A Unix version of WebIntelligence is planned for future releases; however, this will require a significant engineering commitment that may delay or prohibit the Company's development of a Unix version. The inability of the Company to successfully develop a commercially acceptable, Web deployable version of BusinessObjects for either Windows NT or Unix could have a material adverse impact on the Company's financial performance and results of operations.

Any significant delay in shipping WebIntelligence could result in certain customers delaying their purchase of, or not purchasing at all, the Company's current products. The inability of the Company to timely and successfully bring WebIntelligence , the Web-deployable version of BusinessObjects, to market could have a material adverse impact on the Company's financial performance and results of operations.

Multinational Operations and Currency Exchange Rate Fluctuations. A significant portion of the Company's business is conducted in currencies other than the U.S. dollar, (the currency in which its financial statements are stated). The Company has historically recorded a majority of its expenses in French francs, especially research and development expenses, with the substantial majority of its revenues denominated in U.S. dollars, French francs and British pounds sterling. Moreover, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to change in comparison with previous periods. Due to the number of currencies involved, the constantly changing currency exposures, and the substantial volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. To date, the Company has not undertaken hedging transactions to cover its currency transaction exposure.
Product Distribution and Support. Although the Company currently sells its products through indirect sales channels, revenues from such sales represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to expand its use of indirect sales channels by using firms that will be able to market and support the Company's software effectively. There can be no assurance that any VAR, system integrator, consulting partner, distributor or reseller of the Company's products will continue to represent the Company's products, and the inability to recruit or retain a significant number of VARs, system integrators, consulting partners, distributors or resellers could adversely affect the Company's results of operations. Additionally, the inability of the Company to expand its sales and marketing organization, to implement new indirect sales channels to penetrate different and broader markets than those addressed by its existing direct sales force and international distributors, and to expand its support organization commensurate with the base of its installed products could adversely affect the Company's results of operations and financial performance.

Management of Growth. To date, the Company's business has grown rapidly. Continued growth may place a significant strain on the Company's management and operations. The Company's future operating results will depend on the ability of its officers and key employees to continue to implement and improve its operational and financial control systems and to expand, train, retain and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations and financial performance.

PART II. OTHER INFORMATION

   Item 6. Exhibits and Current Reports on Form 8-K

   a)  Exhibits

       11.1  Statement Regarding Computation of Earnings Per Share

       27.1  Financial Data Schedule


   B)  Reports on Form 8-K

       No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUSINESS OBJECTS S.A.


Date:  November 14, 1997                 By:   /s/ Bernard Liautaud
                                            -----------------------------
                                                   Bernard Liautaud
                                               Chief Executive Officer


Date:  November 14, 1997                 By:  /s/ Clifton T. Weatherford
                                            ------------------------------
                                                  Clifton T. Weatherford
                                                 Chief Financial Officer