Form 10-K
period 1997-12-31
BUSINESS OBJECTS SA
filed 1998-03-31
CIK 928753

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0-24720

                             BUSINESS OBJECTS S.A.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              THE REPUBLIC OF FRANCE                                      NONE
(JURISDICTION OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

                1 SQUARE CHAPTAL, 92300 LEVALLOIS-PERRET FRANCE
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (408) 953-6000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                ---------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                           NAME OF EACH EXCHANGE ON WHICH
                 TITLE OF EACH CLASS:                               REGISTERED:
                 --------------------                      ------------------------------
               American Depositary Shares,
        each representing one Ordinary Share                  Nasdaq National Market
                    Ordinary Shares                           Nasdaq National Market*

-------
* Not for trading, but only in connection with the American Depositary Shares.

                                ---------------
  Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

                                ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               [X] Yes    [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the ADS on February 27, 1998 as reported on the National Market of The Nasdaq Stock Market, was approximately $177,642,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of each of the issuer's classes of capital or common stock as of February 27, 1998 was 16,784,154 Ordinary Shares of FF1 nominal value, including 13,412,210 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held June 3, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ----------------

  Unless otherwise stated, references herein to the "Company" or to "Business Objects" are to Business Objects S.A. and its consolidated subsidiaries.

                               ----------------

                                  TRADEMARKS

  BusinessObjects, the Business Objects logo, BusinessQuery, BusinessMiner, BusinessAnalyzer, Microcube, PowerReport, Rapid Deployment Template, ReportScript, Semantically Dynamic, SmartSpace, Universe Repository and WebIntelligence are trademarks or registered trademarks of Business Objects S.A. All other trademarks or trade names referenced to in this Annual Report on form 10-K are the property of their respective owners.

                               ----------------

                              REPORTING CURRENCY

  All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

                               ----------------

                          AMERICAN DEPOSITARY SHARES

  Pursuant to a program sponsored by the Company, ordinary shares of the Company (the "Shares") are traded in the United States in the form of American Depositary Shares ("ADSs"), each ADS representing one Share placed on deposit with The Bank of New York, as depositary (the "Depositary") and issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement (the "Deposit Agreement") dated September 22, 1994 and amended May 8, 1996, Shares may be deposited with the Paris office of Banque Paribas, as custodian (the "Custodian"), or any successor or successors to such Custodian. The Depositary provides a variety of services to investors, as more fully set forth in the form of Deposit Agreement filed as an exhibit to the Company's Registration Statement on Form F-6 filed with the Securities and Exchange Commission on August 22, 1994.

  Under the original Deposit Agreement two Shares converted into one ADS. Following the amendment of the Deposit Agreement on May 8, 1996, one Share converts into one ADS. This had the effect of doubling the number of outstanding ADSs, producing the same result as a 2-for-1 stock split. Except where otherwise indicated, all ADS and per ADS information contained herein has been adjusted to give effect to this amendment for all periods.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 Item 1.  Description of Business........................................     4
 Item 2.  Description of Property........................................    14
 Item 3.  Legal Proceedings..............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders............    14
                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    15
 Item 6.  Selected Financial Data........................................    16
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    17
 Item 8.  Financial Statements and Supplementary Data....................    30
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    49
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    49
 Item 11. Executive Compensation.........................................    49
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    49
 Item 13. Certain Relationships and Related Transactions.................    49
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    50

                               ----------------

FORWARD LOOKING STATEMENTS

  In addition to historical information, this Annual Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Business Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Business Objects undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including reports on form 10-Q to be filed by the Company in 1998.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

INDUSTRY BACKGROUND

  Companies around the globe are looking for ways to further leverage business information across the enterprise in order to become more competitive. Today, this information exists in many places: application systems such as enterprise resource planning, human resources, and finance; data warehouses and data marts; and custom applications for specialized use.

  In order to take full advantage of corporate data and gain a competitive advantage, organizations need to empower end users with data access for more effective decision making. However, many organizations do not have the tools needed to fill this business requirement.

  The decision support industry was born out of this need for companies to deliver access to information to their employees, and enable them to make faster, more accurate decisions. Faster access to information means companies can be more competitive, take advantage of new markets, and push decision making down to the front lines of the organization.

COMPANY

  Business Objects was organized in 1990 as a societe anonyme, or limited liability company, under the laws of the Republic of France to develop, market and support integrated enterprise decision support software tools. The Company's principal executive office is located at 1 Square Chaptal, 92300 Levallois-Perret, France. The Company has wholly-owned subsidiaries in the United States, United Kingdom, Germany, the Netherlands, Belgium, Spain, Australia, Sweden, Canada, Singapore, Japan and Switzerland. In addition, the Company also has a majority interest in a subsidiary in Italy.

  The Company's decision support tools are designed to allow non-technical end users to access, report, and analyze information stored in corporate data warehouses, data marts, and business applications. The Company's software enables end users to perform powerful queries by using a "semantic layer," a patented technology that maps complex databases to a business representation understandable by non-technical end users. Data retrieved by these queries can then be analyzed using various tools and sophisticated reports can be produced to present the results of the analysis. The Company's products are distributed worldwide through both direct and indirect sales channels to organizations in a wide range of industries. As of December 31, 1997, Business Objects estimates that it had licensed its software to over 5,800 customers, representing approximately 700,000 licenses in over 60 countries.

  Business Objects introduced its first products in 1990 in response to a growing need for software tools that enabled end users to independently access, analyze and report on data stored in relational databases. The Company evolved its products over the following years in response to user needs and built a strong market leadership position. The Company's current solution and its core product, BusinessObjects version 4.1, is based on five fundamental principles:

    Business-Oriented Representation of Information. The Company's software eliminates the necessity for end users to understand the details of database structures and permits end users to work with their own business terminology to execute queries, generate reports or analyze data. This result is accomplished by transforming the technical details of database structures into business representations, or universes of business "objects" of information, that are meaningful to end users. The universes of objects are pre-defined by the Information Systems (IS) staff and made available to end users in a shared repository, who can then combine objects such as "Sales Revenue", "Products", or "Customers" dynamically to formulate a query. As a result, the IS department is no longer required to define queries for individual users, and it can, by defining even a limited number of objects, provide end users with substantial query potential.

    Intuitive and Reliable Query Technique. The Company's software insulates users from the complexities of the Structured Query Language (SQL) and provides a query technique based on a logic more intuitive to the end user than traditional query techniques, resulting, the Company believes, in both greater ease of use and better accuracy of results. The user need only specify, in a query panel, the objects he desires to retrieve, any applicable conditions on these objects and the sorting order of the results. The user does not have to understand particular technical concepts, such as location of data, definition of information elements, or the relationship between different database tables. The use by end users of a meaningful business vocabulary, predefined by database experts, reduces the potential for improperly defined queries that may result in erroneous results.

    Comprehensive, Integrated Suite of End User Tools. The Company's comprehensive, integrated suite of end user tools permits end users, following a single query of the database, to generate a wide variety of reports and graphs and to perform various forms of analysis, including multidimensional analysis or online analytical processing (OLAP), and data mining.

    Repository-Based IS Staff Set-up, Control and Security. The IS staff can efficiently administer the deployment of the data access solution within an organization through the use of a central relational repository, where universes of objects are centrally defined, maintained, and stored by the IS staff. The IS staff can also control the use of available computer resources by preventing or deferring the execution of queries that consume excessive amounts of processing time or return large amounts of data, thereby overloading the system. Further, by being able to assign specific universes of objects to particular end users, the IS department can maintain control over data access security throughout the enterprise.

    Enterprise-wide Interoperability. The Company's software products have been developed to provide enterprise-wide interoperability, for platforms including Microsoft Windows (Windows 95, NT, and 3.1) and Unix Motif, and most major databases, including Oracle, Sybase, IBM DB2 and SQL/400, Informix, Microsoft SQL Server, DEC Rdb, and Teradata and a number of legacy mainframe databases. This interoperability is effected either through the use of native middleware or through open interfaces, such as Microsoft ODBC. The product also supports multidimensional databases or OLAP servers, such as Oracle Express, Arbor Essbase, and Informix Metacube.

BUSINESS STRATEGY

  The Company's objective is to continue to be a leading supplier of software products for the worldwide enterprise decision support tools market. The Company's strategy is focused on the following elements:

    Concentrate on Decision Support Tools. The Company continues to focus on decision support tools designed to facilitate, on an enterprise-wide basis, the access, analysis, and reporting by end users of information stored in corporate data warehouses, data marts, and business applications. The Company plans to continue investing significant resources in research and development both to enhance its core, end user data representation and query technology and to develop new or enhanced analysis and reporting products. The Company may also license technology from third parties in order to broaden its scope of products.

    Maintain Enterprise-wide Focus. The Company intends to ensure that its products can be used in conjunction with major desktop computer operating systems and corporate databases and to adapt its products to the latest developments of these different technologies. The Company's objective is to make "seamless" the access and sharing of information across heterogeneous enterprise-wide environments. In particular, the Company enables its technology for use on intranets and for use in conjunction with leading multidimensional databases.

    Diversify Channels of Distribution. In order to accelerate worldwide market penetration, the Company is broadening its sales strategy, which has historically focused on the direct sales approach, by furthering its telesales organization and the development of indirect sales channels consisting of VARs, system integrators, consulting partners, distributors, and resellers. This strategy is designed to reach organizations that could not otherwise have been effectively reached by the Company's direct sales staff.

    Maintain Global Orientation. From its earliest stages of development, the Company's strategy has been to develop a global organization. The Company has developed a strong presence both in Europe and in the United States and is expanding operations in the Asia/Pacific region. This approach enables the Company to provide the international presence and support required by large multinational customers and to develop product and business strategies that will permit it to be competitive on a worldwide basis. The Company considers its global orientation to be an essential component of its success and culture.

    Offer Quality Customer Service and Support. The Company believes that offering responsive and highly skilled customer service and support is a key competitive factor. The Company has established and intends to enhance and expand its worldwide customer service and customer support organization. In particular, the Company hired a Vice President of Worldwide Customer Support in early 1997 and reorganized its customer support organization to be centrally managed. Customer services currently offered include software maintenance and support, customer education and training, and post-sales consulting services.

TARGET MARKETS

  The Company's software is designed for medium to large business organizations and governmental institutions. The Company's marketing strategy is focused on the following four target markets:

    Users of Data Warehousing/Data Marts. Data warehousing, which has emerged recently as a popular architecture for decision support functions, is an information system whereby organizations install one or more servers to supplement existing mainframes or other systems on which mission-critical transactional applications run. These organizations regularly download data from their transactional applications to the "data warehouses" that are used as information servers for end users. Data marts are smaller scale data warehouses that are focused on a particular business unit or specific function. These approaches enable end users to access data without incurring the risk of "corrupting" production databases, or slowing down the running of the mission-critical transactional applications. In addition, transactional applications usually only contain six to twelve months of data, whereas data warehouses and data marts, over time, will contain years of information. Because decision support is the main objective of data warehousing, the Company considers its software to be a key component of the data warehousing project, as it provides the end user decision support at the front-end to the downloaded data.

    Users of Packaged Client/Server Business Applications
  Software. Organizations implementing complex client/server packaged business applications from vendors such as SAP AG, Oracle Corp., PeopleSoft, Inc., and The Baan Company frequently require comprehensive end user data access and reporting functionality. The Company's software provides significant value to these organizations in its ability to handle the complexities of the underlying databases of these applications. In addition, the Company has developed a series of predefined objects, called Rapid Deployment Templates (RDTs), for use with certain of these client/server packaged business applications, thereby providing to organizations using such applications a set of predefined universes which facilitate the implementation of the Company's decision support solution. The Company intends to continue to develop, independently or in conjunction with others, RDTs for use with specific applications. The foregoing expectation is a forward looking statement subject to a number of risks and uncertainties including those set forth under the caption "Business Factors--Rapid Technological Change and New Products".

    Users of Custom Developed Client/Server Business Applications
  Software. These organizations have a number of end users using IS or third party developed applications in a relational environment and have accumulated a large volume of data in their databases. The Company believes that the exposure of end users to the benefits of relational databases has stimulated the demand for access to the data. By allowing end users to independently access data, generate reports, and perform analyses, the Company's software enables these organizations to take better advantage of their substantial investments in relational database and client/server technology.

    Companies Sharing Data Over the Internet. These organizations want to provide their customers, partners, and suppliers with access to information about their relationship over the internet. For example, a medical equipment distributor could provide their suppliers with self-service access to inventory and sales information. While this currently represents an insignificant portion of the Company's current business, this is a potentially large new market for the Company. There can be no assurance that this market will develop or that the Company will be successful in penetrating this market.

PRODUCTS

  The Company provides a complete suite of decision support tools including query, reporting, online analytical processing, data mining, and decision support software (DSS) administration for both client/server and internet environments.

  The client/server product line is called BusinessObjects. It consists of an end user toolset and an IS toolset, both of which are provided in different versions for each of the operating systems supported by the Company's software (Windows 95, Windows NT, Windows 3.1, and Unix Motif). Versions for Microsoft Windows currently represent the substantial majority of the Company's installed customer base.

  The Company also has a new, thin-client platform, called WebIntelligence, that allows end users to perform ad hoc query, reporting, and analysis over the web. WebIntelligence began production in December 1997. WebIntelligence works with any client platform that has a Java enabled web browser. On the server side, WebIntelligence is initially available on Windows NT.

  Both the client/server and web platforms utilize the BusinessObjects IS toolset that allows IS professionals to set up and maintain the environment for deploying the platforms. At the center of the Business Objects environment is the "semantic layer"--a meaningful, business representation of data between the users and the database. This semantic layer is made up of universes of business "objects" which end users combine to run their queries. Through the use of an intuitive, point-and-click interface, the IS staff defines objects by assigning a Structured Query Language (SQL) equivalent to a particular business term, and specifies data dimensions and hierarchies for multidimensional analysis. The IS staff then specifies the relationships between the different tables of the relational database. Once created, this semantic layer is available to end users through a central repository and may be modified by the IS staff in response to the changing needs of the end users or to changes in the database structure. Both the client/server and web platforms can utilize the same semantic layer.

  After selecting the appropriate universe of business objects, an end user performing a query specifies in a query panel the objects he desires to retrieve, any applicable conditions on these objects, and the sorting order of the results. Once the query is formulated by the end user, a powerful engine incorporated in the Company's software determines the SQL equivalent of the query and sends it to the host database. The engine determines the appropriate database fields and tables required, the relationships between the different tables, the "group" functions and other query specifications. An important feature of the engine is its ability to redefine dynamically the meaning of an object, based on how it is combined with other objects within a query. For example, the object "Sales Revenue" has one meaning when combined in a query with the object "Customer", i.e. sales revenue by customer, and a different meaning when combined with the object "Product", i.e. sales revenue by product. Once a query has been executed, the results are returned to the end user in the form of a microcube, allowing for the use of other desktop computer tools to present or further analyze the data.

  The IS staff is able to manage corporate data access from a central point through the use of a "universe repository". The universe repository is a set of relational tables where the IS staff stores universe definitions, such as objects and table relationships, and user authorizations. Once a universe is stored or modified in the repository, it becomes automatically available to all authorized users, which significantly reduces maintenance and simplifies administration. The centralized design also allows database administrators to control access to data by adding an additional layer of security on top of security features supported by different relational database management systems.

  BusinessObjects, the client/server platform, is made up of several End User components, including the following:

    Reporter. Reporter includes a query engine that permits the selection of universes of business objects and the independent formulation of queries by combining objects in a query panel. Once data is returned by the system, users employ a report generator that enables them to create and edit sophisticated reports. The report generator is fully "wysiwyg" ("what you see is what you get"), is directly linked to the database, utilizes templates to accelerate report preparation, and allows the inclusion of bitmap images and Microsoft Object Linking and Embedding (OLE) documents. Reporter also includes a graph generator that enables end users to produce a variety of different graph types and representations in two or three dimensions. The U.S. suggested list price for Reporter is $595 per user, subject to volume discounts.

    Explorer. Explorer is an analysis tool that operates as an integrated add-on to Reporter. Explorer provides users with integrated multidimensional analysis functionality to "slice and dice" their information and "drill" into levels of detail, while still using the report as a base document. The U.S. suggested list price of Explorer is $695 per user, subject to volume discounts, and requires that the user has licensed the Reporter module.

    Reader/Driller. BusinessObjects Reader and BusinessObjects Driller are new product modules available for users who need to read reports but do not require the ability to do ad hoc query. BusinessObjects Reader provides read-only capabilities. BusinessObjects Driller enables end users to read and drill into pre-defined reports. The U.S. suggested list price is $195 for Reader and $350 for Driller, with a minimum quantity of 200 users.

    WebIntelligence is the Company's new, thin-client platform. WebIntelligence allows users to perform ad-hoc query, reporting, and analysis over the world wide web. Through its distributed architecture and 100% Java query applet, WebIntelligence eliminates the need for client-side installation and maintenance of both application software and database middleware, providing organizations with a cost-effective way to broadly deploy DSS capabilities, and extend DSS beyond the organization to reach suppliers, partners, and customers. WebIntelligence was first shipped in December 1997, and on the server side, is initially available on Windows NT. The U.S. suggested list price is $595 per user, subject to volume discounts.

  The following add-on products are available for end users of BusinessObjects in addition to the Company's core products:

    BusinessQuery for Excel. BusinessQuery for Excel is a query tool based on the BusinessObjects query technology that has been specifically designed for Microsoft Excel users. It is fully integrated with Excel and allows end users to retrieve data directly within an Excel spreadsheet. As in the case of Reporter, the universes and objects provided to end users are designed by the IS staff using the IS toolset. BusinessQuery for Excel is licensed as an add-on to Reporter for a US suggested list price of $150 per user, subject to volume discounts, and as a standalone product, without a need for Reporter, for a US suggested list price of $350 per user, subject to volume discounts.

    BusinessMiner. BusinessMiner is a data-mining tool that lets end users discover trends hidden in their business data and then display the trends for easy analysis in the form of a decision tree. The product includes charts and graphs to easily visualize results and wizards that guide users through the mining process. BusinessMiner works with data retrieved by Reporter or directly with other data sources. BusinessMiner is licensed as an add-on to Reporter for a US suggested list price of $495 per user, subject to volume discounts, and as a standalone product, without a need for Reporter, for a US suggested list price of $995 per user, subject to volume discounts. The object code for BusinessMiner software is in-licensed from a third party pursuant to a non-exclusive license agreement expiring May 2001. The agreement is automatically renewable for an additional two years, unless either party gives notice within 18 months of the expiration date.

  In order to set up and maintain the Business Objects environment, the Company provides the following tools designed for IS professionals:

    Designer. Designer allows the IS staff to design and maintain universes of objects. It includes a Quick Design wizard that lets IS staffs create universes in just a few steps. Designer is a graphical tool that also includes powerful routines for automatic design checking, including loop detection and resolution. The US suggested list price for Designer is $1,995 per IS staff, subject to volume discounts.

    Supervisor. Supervisor is an object-based security module that allows the IS staff to assign and modify the rights granted to users and groups of users. Supervisor lets IS staff easily manage access to BusinessObjects resources including documents, universes, objects, and even menus, as well as control end users' utilization of centralized resources. The US suggested list price for Supervisor is $1,995 per IS staff, subject to volume discounts.

    Document Agent Server. Document Agent is a production reporting server that allows users to schedule the execution and distribution of queries and reports to save time and computing resources. Document Agent processes requests in the background and forwards reports to the user and others as specified, including publishing to the web. The US suggested list price of Document Agent is $4,995 per server, subject to volume discounts.

    Data Access Drivers. Each end user module and IS toolset includes a relational database management system (RDBMS) driver that enables users to connect and retrieve data from a particular database. The Company offers RDBMS drivers for the major relational databases, and customers can purchase additional RDBMS drivers for different databases. The US suggested list price for an additional RDBMS driver is $100 per user, subject to volume discounts.

    Rapid Deployment Templates. The Company has developed a series of RDTs for organizations needing to access data stored in packaged applications from vendors such as SAP, Oracle and PeopleSoft. An RDT is a deployment "starter kit" which consists of predefined "objects" that map underlying data structures in the application to business terms such as "Customers", "Orders" and "Materials" meaningful to end users. Related objects are grouped into "classes" and a set of classes belonging to a functional area such as finance or marketing can be grouped together into a "universe".

SALES AND MARKETING

  The Company markets its software and services through its direct sales organization in the United States, France, the United Kingdom, Germany, Belgium, Italy, Spain, Canada, Australia, Sweden, the Netherlands, Japan, Switzerland and through non-exclusive international distributors in a number of European, Asian, and Latin American countries, and South Africa. Currently, the Company's products are marketed in over 60 countries, with the United States, France, and the United Kingdom being the Company's main markets.

  Although the Company has traditionally employed a direct sales approach in marketing its software and services, an important aspect of its current sales and marketing strategy is to expand its use of indirect sales channels such as VARs, system integrators, consulting partners, distributors, and resellers. This strategy is designed to enable the Company to increase its market coverage and reach organizations which could not otherwise have been effectively reached by the Company's direct sales staff. The Company is seeking to build and maintain relationships with RDBMS VARs that sell application software based on a relational database and whose typical customers are business users in need of a decision support tool, and with hardware vendors, which offer hardware platforms, and, in many cases, have comprehensive data warehouse programs in which they sell complete solutions, including databases, middleware, and front-end decision support tools. Hardware vendors represent an important point of entry into the data warehousing market. See "Target Markets". The Company also uses resellers, mainly vertical application specialists and regional resellers, to cover markets in which the Company has only a limited presence.

  The Company's sales and marketing organization is comprised of sales teams, each consisting of field sales, field technical support, telemarketing and telesales personnel. Each sales team is responsible for the coordination of both direct and indirect sales within the territory and works closely with third party VARs, system integrators, consulting partners, distributors and resellers. In order to reduce conflict between its direct sales force and its third-party sales channels, the Company's compensation structure rewards sales personnel based on the total sales generated within that territory, both direct and indirect. The Company believes that sales teams leverage the skills of its sales personnel, encourage cooperative sales efforts and maximize revenue generation and customer service.

  The Company focuses its initial sales efforts on the IS department of a particular organization while also seeking to involve end users through demonstrations and product trials. Typically, the Company will perform one demonstration to the IS department which will be followed by a trial period during which the IS department, assisted by the Company, will develop a prototype. Such prototype will then be the subject of a demonstration to end users. The sales cycle varies from customer to customer, and generally requires from two to six months or longer, especially in larger transactions.

  To support its sales effort, the Company conducts marketing programs, including advertising, direct mail, public relations, seminars, demonstrations at customer sites and at the Company's offices, appearances at trade shows, and ongoing customer communications programs.

CUSTOMER SERVICE AND SUPPORT

  The Company believes that providing a high level of customer service and technical support is essential to customer satisfaction and the Company's success. To achieve this goal, the Company provides post-sales technical support, customer education and training, and after-sales consulting services.

  Post-Sales Technical Support and Software Maintenance. The Company provides a hotline telephone support service, which is staffed by technical personnel and which is supported by a computerized call tracking and problem reporting system. In addition, customers have access to a technical web site providing technical and product information. The Company's VARs, system integrators, consulting partners, distributors, and resellers provide additional customer support. Initial product license fees do not cover software maintenance. Customers are entitled to receive new software enhancements and maintenance releases and post-sales technical support for an annual fee.

  Customer Education and Training. The Company offers a comprehensive education and training program to customers, including IS staff and end users, and third-party consultants. Training classes are offered through in-house facilities at the Company's offices in San Jose, California and Chicago, Illinois in the United States, in the United Kingdom, France, and other locations. These facilities are complemented by a network of independent certified training centers in the Company's principal markets throughout the world. The Company intends to further the development of this network. The foregoing statement is a forward looking statement subject to a number of risks and uncertainties including those set forth under "Business Factors-- Product Distribution and Support". The Company also provides onsite training services upon request by customers.

  After-Sales Consulting Services. The Company provides consulting services to its customers through its own staff or through certified consulting partners with recognized expertise in the implementation of client/server products. These consulting services generally consist of assisting customers in developing universes of objects and deploying the Business Objects software throughout the customer's end user community.

PRODUCT DEVELOPMENT

  The Company believes that innovation, timeliness of product releases, and high product quality is essential to maintain its competitive position in the market. Consequently, the Company dedicates considerable resources to research and development efforts to enhance its existing products and to develop new products. To date, the Company has relied primarily on internal development of its products, but has in the past and may in the future continue to license or acquire technology or products from third parties.

  The Company's software is a decision support tool designed for use in both the client/server and web computing environments. The software industry is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. In particular, some industry analysts believe that the recent emergence of the internet/intranets, and in particular the worldwide web, with its new mode of user operation, could negatively impact the market for traditional client/server tools. The Company believes that its future success will largely depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments such as the world wide web, respond to evolving customer requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, including advances in RDBMS or other database technology and desktop computer operating systems and environments, any significant delays in product development or introduction, or any incompatibility of new products with the most up-to-date operating systems and environments then available to the Company's customers, could result in a loss of competitiveness and could have a material adverse effect on the Company's financial performance.

  The Company believes that current customers and future potential customers will require decision support products like BusinessObjects version 4.1 which can be utilized over an intranet. The Company has recently released WebIntelligence, which is deployable in an intranet environment, and utilizes world wide web technology. The first release of WebIntelligence allows users to execute queries and prepare reports directly from a Java-enabled web browser.

COMPETITION

  The Company's products are specifically targeted at the decision support software tools market. The principal competitive factors affecting the market for the Company's products are ease of use, functionality, product architecture, price, product quality, breadth of distribution, customer support, and name recognition. The Company's products compete in four main market sectors, the query and reporting market, the multidimensional analysis or OLAP market, the emerging desktop data mining market, and the market for integrated products or product suites that provide query, reporting, and analysis.

  In the query and reporting market, the Company's main direct competitors include Cognos Incorporated, Brio Technology Inc., Oracle Corp., and Seagate Technology, Inc. In the multidimensional analysis or OLAP market, the Company faces direct competition from Cognos and Andyne Computing Ltd., as well as indirect competition from Oracle, Seagate Technology, Inc., Microstrategy, Inc., Arbor Software Corp., and Microsoft Corp. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors, particularly relational database management system vendors, have well-established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's products. These companies could also bundle existing or new products with other more established products in order to compete with the Company. The Company's focus on decision support tools may be a disadvantage in competing with vendors who offer a broader range of products. Furthermore, as the decision support market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

  During 1997, the Company generated approximately 31% of its revenues from its operations in North America. This market is highly competitive. The Company believes that its continued success is partly dependent on its ability to operate successfully in this geographic region. Marketing activities and purchasing decisions made by companies in this region influence purchasing decisions made by companies on a worldwide basis. The inability of the Company to compete successfully in this region, or the ineffectiveness of its marketing activities, could have a material adverse affect on the Company's results of operations and financial condition.

  Although the Company has recently been increasing its sales through indirect channels, revenues from such sales channels currently represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to continue to attract indirect channels that will be able to market and support the Company's software effectively. For the year ended December 31, 1997, the Company realized 58% of its licensing revenues directly and 42% through indirect sales channels, compared to 66% and 34%, respectively, for the year ended December 31, 1996.

MANUFACTURING

  Substantially all of the Company's CD duplication, printing of user manuals, packaging and manufacture of related materials are performed to the Company's specifications by outside sources. To date, the Company has not experienced any material difficulties or delays in manufacture by third party suppliers. However, an interruption in production by a supplier or suppliers could result in a delay in shipments of the Company's products and adversely affect the Company's results of operations.

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

  The Company currently has one patent issued in the United States, number 5,555,403 relating to a "Relational Database Access System Using Semantically Dynamic Objects". The Company is currently engaged in litigation asserting that one of its competitors infringes this patent. See Item 3, Legal Proceedings. There can be no assurance that any current or future patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company believes that it owns or has licensed all proprietary rights relating to its software. The Company relies on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its software. Despite the Company's efforts, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. In addition, although the Company's name together with its logo is registered as a trademark in France, the United States, and a number of other countries, it may be difficult for the Company to assert ownership rights in the name "Business Objects". Policing unauthorized use of the Company's products by customers or preventing the name of the Company's software from becoming part of the public domain is difficult. The laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States or France. Under French law, the rights of the Company in its software are not patentable but are protected under copyright law and infringements by third parties can be enjoined. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that factors such as the technical expertise and innovation skills of its personnel, its name recognition and ongoing product support and enhancement may be more significant in maintaining the Company's competitive position.

  The Company licenses its software products to customers on a non-exclusive, non-transferable basis. License agreements typically provide that the licensed product may be used solely for the customer's internal operations and for a specified number of named or concurrent users. With respect to US customers, the Company may rely on "shrink-wrap" license agreements for the protection of its products. A "shrink-wrap" license agreement is a printed license agreement included within the packaged software that sets forth the terms and conditions under which the purchaser can use the products. Such licenses take effect upon the opening of the product package.

  The Company also licenses a portion of its technology to third parties. Specifically SPSS Inc. and Alsoft have licensed the Business Objects query technology and incorporated it into their products, BusinessQuery for SPSS from SPSS Inc., and BusinessQuery for GeoConcept from Alsoft.

  The Company licenses certain software from third parties for sub-licensing by the Company to its customers, and also licenses certain software programs from third parties and incorporates them in the

Company's software products. Generally, such agreements grant the Company non-exclusive, worldwide licenses with respect to such software. The utilization of such third party software involves risks additional to software developed in-house. Third party providers may cease or alter their operations, terminate the relationship, or be generally unable to fulfill their obligations. Such events may require the Company to seek alternative technology which may or may not be available on commercially reasonable terms.

  In the future, it may be necessary or desirable to obtain licenses relating to software programs from third parties, and there can be no assurance that the Company will be able to obtain the necessary technology or similar technology on commercially reasonable terms. Also, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

  The Company has entered into source code escrow agreements with a limited number of its distributors and end users requiring release of source code. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code escrow agreements may increase the likelihood of misappropriation by third parties.

  The Company is not aware of any infringement or claims of infringement by its products on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products overlap. Any such claim, with or without merit, can be time consuming and could result in costly litigation and require the Company to enter into royalty and licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

EMPLOYEES

  As of December 31, 1997, the Company had 757 full-time employees, including 116 in research and development, 401 in sales and marketing, 137 in customer service and support and 103 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

  The Company's success depends to a significant extent upon a number of key management and technical personnel, including Bernard Liautaud, its Chief Executive Officer and Co-Founder, the loss of whom could adversely affect the Company's business. The Company maintains a key person life insurance policy with proceeds payable to the Company on the life of Mr. Liautaud. The loss of the services of key personnel could have a material adverse effect on the Company. In addition, the Company believes that its future success will also depend in a large part on its ability to attract and retain highly skilled technical, management, sales and marketing personnel. Competition for such personnel in the computer software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

  Under French law, management is required to hold monthly meetings with a delegation of elected employee representatives to discuss, in particular, employment matters and the economic condition of the Company and to provide appropriate information and documents relating thereto. As required under French law, one employee representative is entitled to be present at meetings of the Board of Directors of the Company, but does not have any voting rights.

FOREIGN AND DOMESTIC OPERATIONS

  See Note 13 of Notes to Consolidated Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTY

  The Company's corporate headquarters are located in Levallois-Perret, France, a suburb of Paris, in a leased facility consisting of approximately 37,000 square feet. The lease term expires in 2005; however, the Company has the option to cancel the lease without penalty in 2002. In addition, the Company leases approximately 58,000 square feet in San Jose, California for its U.S. headquarters under a lease expiring in 2001. The Company leases additional facilities and offices in Puteaux, France; Maidenhead, England; Koln, Germany; Utrecht, the Netherlands; Sydney, Australia; Tokyo, Japan; Madrid, Spain; Stockholm, Sweden; Zaventem, Belgium; Rome and Milan, Italy; Geneva and Zurich, Switzerland; Ontario, Canada and in the United States in California, Texas, Illinois, Massachusetts, New Jersey, Georgia, Maryland, Michigan, Minnesota, Colorado, New York, Pennsylvania and Connecticut.

ITEM 3. LEGAL PROCEEDINGS

  During January 1997, the Company filed a lawsuit in United States District Court for the Northern District of California against Brio Technology, Inc. for alleged patent infringement. The lawsuit alleges that Brio Technology, Inc. infringes the Company's United States Patent No. 5,555,403 by making, using and selling its product known as BrioQuery Enterprise. The Company's complaint requests that the defendant be enjoined from further infringing the patent. See "Business Factors--Legal Proceedings".

  In addition, the Company is involved in various legal proceedings arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The ADSs are quoted on the Nasdaq National Market under the symbol "BOBJY". Neither the ADSs nor the Shares are listed or quoted on any other quotation system or securities exchange. The following table sets forth the range of quarterly high and low closing bid prices of the ADSs (each ADS representing one Share) on the Nasdaq National Market for each full quarterly period within the two most recent fiscal years.

                                                                    HIGH   LOW
                                                                   ------ ------
   1997:
     Fourth Quarter............................................... $14.00 $ 9.75
     Third Quarter................................................ $10.88 $ 6.75
     Second Quarter............................................... $11.75 $ 7.38
     First Quarter................................................ $16.00 $ 9.38
   1996:
     Fourth Quarter............................................... $20.25 $ 8.75
     Third Quarter................................................ $41.50 $11.75
     Second Quarter............................................... $55.50 $32.25
     First Quarter................................................ $46.88 $18.75

  The depositary in respect of the ADSs is The Bank of New York. Each ADS registered on the books of the Depositary corresponds to one Share. As of February 27, 1998, there were 48 record holders of American Depositary Receipts evidencing 13,412,210 ADSs. As of February 27, 1998, there were approximately 91 holders of record of the Company's 16,784,154 Shares. The Company has not, since its formation, declared or paid any dividends on its common stock. The Company intends to employ all available funds for the development of its business and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for each of the three years in the period ended December 31, 1997 and the balance sheet data at December 31, 1997 and 1996 have been derived from the Consolidated Financial Statements of the Company, which have been prepared in accordance with U.S. GAAP.

                                       YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1997       1996       1995       1994       1993
                          ----------  ---------  ---------  ---------  ---------
                          (IN THOUSANDS, EXCEPT PER SHARE AND PER ADS DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  License fees..........  $   78,478  $  64,451  $  48,782  $  24,306  $  11,563
  Services..............      35,775     20,686     11,824      5,881      2,540
                          ----------  ---------  ---------  ---------  ---------
    Total revenues......     114,253     85,137     60,606     30,187     14,103
Cost of revenues:
  License fees..........       3,773      3,235      2,107      1,466        944
  Services..............      13,107      6,780      4,044      1,619        724
                          ----------  ---------  ---------  ---------  ---------
    Total cost of
     revenues...........      16,880     10,015      6,151      3,085      1,668
                          ----------  ---------  ---------  ---------  ---------
Gross margin............      97,373     75,122     54,455     27,102     12,435
Operating expenses:
  Sales and marketing...      68,115     50,038     30,666     16,154      7,739
  Research and
   development..........      14,050     10,634      8,071      4,299      2,353
  General and
   administrative.......      11,076      7,402      5,706      3,447      1,855
                          ----------  ---------  ---------  ---------  ---------
    Total operating
     expenses...........      93,241     68,074     44,443     23,900     11,947
                          ----------  ---------  ---------  ---------  ---------
Income from operations..       4,132      7,048     10,012      3,202        488
Net interest income and
 other..................       1,673      1,849      1,999        383        120
                          ----------  ---------  ---------  ---------  ---------
Income before minority
 interest and provision
 for income taxes.......       5,805      8,897     12,011      3,585        608
Provision for income
 taxes..................      (3,184)    (3,737)    (3,963)    (1,208)      (378)
Minority interest in
 losses ................         256        --         --         --         --
                          ----------  ---------  ---------  ---------  ---------
Net income..............  $    2,877  $   5,160  $   8,048  $   2,377  $     230
                          ==========  =========  =========  =========  =========
Net income per Share and
 ADS--basic.............  $     0.17  $    0.32  $    0.51  $    0.18  $    0.02
                          ==========  =========  =========  =========  =========
Net income per Share and
 ADS--diluted...........  $     0.17  $    0.30  $    0.49  $    0.17  $    0.02
                          ==========  =========  =========  =========  =========
                                       YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                             1997       1996       1995       1994       1993
                          ----------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash
 equivalents and short-
 term investments.......  $   39,013  $  42,171  $  46,702  $  30,849  $   3,658
Total current assets....      80,020     70,057     66,669     40,915      9,509
Total assets............      94,340     80,770     71,013     45,237     11,201
Total current
 liabilities............      43,541     28,915     24,431     10,435      6,652
Long term obligations...         --          19        121         93        164
Shareholders' equity....      50,799     51,836     46,461     34,709      4,385

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those described in the line item discussion of the Company's financial statements set forth below and in the section titled "Additional Factors That Could Affect Operating Results". The Company assumes no obligation to update the forward-looking information or such factors.

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

  In October 1997, the Financial Accounting Standards Board issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). The Company will be required to adopt this standard in its first quarter of fiscal year 1998. The criteria for recognizing revenue under SOP 97-2 are generally more rigorous than the previous accounting standard and, in some cases, significantly more rigorous. Due to uncertainties which exist with respect to the appropriate interpretations and manner of implementation of SOP 97-2, the effect on the Company is uncertain but could be significant.

  Sales in the Company's various markets are subject to risks inherent in international business activities, including, in particular, general economic conditions in each such country, overlapping of differing tax structures, managing an organization spread over various jurisdictions, unexpected changes in regulatory requirements, complying with a variety of foreign laws and regulations, and the longer accounts receivables payment cycles in Europe. Other risks associated with international operations in general include import and export licensing requirements, trade restrictions, and changes in tariff and freight rates. See "Business Factors--Multinational Operations and Currency Exchange Rate Fluctuation".

  During April 1997, the Company acquired 51% of the outstanding shares of a division of Datamat Ingegneria dei Sistemi S.p.A., its Italian Distributor, in exchange for $1,300,000 in cash. The purchase agreement provides for a call/put option that gives the Company the right to purchase and Datamat Ingegneria dei Sistemi S.p.A. the right to require the Company to purchase an additional 29% of the shares of the division in 1998 and the remaining 20% of the shares in 1999 for an amount determined using a net asset and revenue based formula. The Company has accounted for the acquisition using the purchase method. Goodwill of approximately $1,539,000 was recorded as a result of the initial purchase of shares, and is being amortized over three years. The additional purchase price will be fully allocated to goodwill, and will be amortized over a three-year period beginning with the month that the incremental outstanding shares are purchased.

  During May 1997, the Company acquired all the outstanding shares of its Swiss distributor in exchange for approximately $900,000 in cash. The Company has accounted for the acquisition using the purchase method. Goodwill of approximately $1,058,000 was recorded as a result of the purchase, and is being amortized over three years.

  The Company operates on a multinational basis and a significant portion of its business is conducted in currencies other than the U.S. dollar (mainly the French franc, the British pound sterling, the Italian lira, the German mark and the Japanese yen). Fluctuations in the value of currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Due to the number of currencies involved, the constantly changing currency exposures, and the substantial volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. To date, the Company has not undertaken hedging transactions to cover its currency transaction exposure.

  The effect of inflation on the Company's financial position has not been significant.

  In view of the Company's significant growth in recent years, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the Company's revenues and operating results can vary, sometimes substantially, from quarter to quarter as a result of various factors. See "Business Factors."

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's consolidated statements of income as a percentage of total revenues for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1997      1996      1995
                                                     -------   -------   -------
     Revenues:
       License fees.................................      69%       76%       80%
       Services.....................................      31        24        20
                                                     -------   -------   -------
         Total revenues.............................     100       100       100
     Cost of revenues:
       License fees.................................       3         4         3
       Services.....................................      11         8         7
                                                     -------   -------   -------
         Total cost of revenues.....................      14        12        10
                                                     -------   -------   -------
     Gross margin...................................      86        88        90
     Operating expenses:
       Sales and marketing..........................      60        59        51
       Research and development.....................      12        12        13
       General and administrative...................      10         9         9
                                                     -------   -------   -------
         Total operating expenses...................      82        80        73
                                                     -------   -------   -------
     Income from operations.........................       4         8        17
     Net interest income and other..................       1         2         3
                                                     -------   -------   -------
     Income before minority interest and provision
      for income taxes..............................       5        10        20
     Provision for income taxes.....................      (2)       (4)       (7)
     Minority interest in losses....................      --        --        --
                                                     -------   -------   -------
     Net income.....................................       3%        6%       13%
                                                     =======   =======   =======
     Gross margin
       License fees.................................      95%       95%       96%
       Services.....................................      63%       67%       66%

REVENUES

                                         1997    CHANGE  1996    CHANGE  1995
(DOLLARS IN THOUSANDS)                 --------  ------ -------  ------ -------
License fees.......................... $ 78,478    22%  $64,451    32%  $48,782
Percentage of total revenues..........       69%             76%             80%
Services.............................. $ 35,775    73%  $20,686    75%  $11,824
Percentage of total revenues..........       31%             24%             20%
Total revenues........................ $114,253    34%  $85,137    40%  $60,606

  Total revenues increased to $114.3 in 1997 from $85.1 million in 1996 and $60.6 million in 1995, representing increases of 34% from 1996 to 1997 and 40% from 1995 to 1996. For all years, licenses from BusinessObjects represented substantially all of the Company's license fees and the remaining portion of the Company's total revenues were comprised of revenues from other products and services related to licenses of BusinessObjects. In the future, any factor adversely affecting licenses of BusinessObjects would have a material adverse effect on the Company.

  During the second quarter of 1996, the Company experienced a significant negative impact in its operating performance from the introduction of a new release, version 4.0, of its main product BusinessObjects. The product, built on a 32 bit architecture only ran on Windows 95 and NT and did not run on Windows 3.1, the predominant desktop operating system at the time. Also after introduction, the product experienced a significantly longer period than expected to achieve stability of operation, and contained a number of "bugs" resulting from the significant rewriting and re-architecting of the product. Version 4.0 reached an acceptable level of stability of operation on Windows
3.1 as well as Windows 95 and NT in the fourth quarter of 1996, in which period the Company's revenues increased significantly from the third quarter continuing on into 1997. During September 1997, the Company began shipping version 4.1 of its BusinessObjects product.

  LICENSE FEES. Revenues from license fees in 1997 increased approximately $14.0 million or 22% over the prior year as compared with an increase of $15.7 million or 32% during 1996. These increases in license fees reflected increased unit licenses of the Company's existing software products and the expansion of the Company's product offerings, including an increase in the number of relational databases supported by the Company's software. The increase in license fees also resulted from growth in all major geographic areas. European sales increased 25% from 1996 to 1997 as compared to a 35% increase from 1995 to 1996. North American sales increased 11% during 1997 as compared to 16% during 1996. License fees in the Asia Pacific region increased 57% during 1997 as compared to 219% during 1996.

  The Company plans to continue to enhance its current software and develop new products. As a result, the Company anticipates that license fees, which represented approximately 69% of the Company's total revenues in 1997 (substantially all of which consisted of licenses of BusinessObjects), will continue to represent a substantial majority of its revenues for the foreseeable future. However, it is expected that the percentage of license revenues to total revenues will decrease in the future as the growth in service revenue exceeds the growth in license revenue. The Company expects that the market penetration by, and number of the Company's competitors will increase, and, as a result, the growth rate in the Company's license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

  SERVICES. Revenues from services consist of consulting revenue, training revenue and maintenance revenue. Revenues from services in 1997 increased approximately $15.1 million or 73% over the prior year as compared with an increase of $8.9 million or 75% during 1996. The increase in revenues from services during both years was due primarily to increases in maintenance revenues related to increases in the Company's installed customer base and the renewal of support contracts, and to a lesser extent increases in training and consulting revenues. As market penetration by, and the number of competitors increase, the growth rate of the Company's installed base and, consequently, maintenance revenues may not be as high as growth rates achieved in the past. The Company anticipates increasing its efforts in selling maintenance, training and consulting services, and expects that service revenues should continue to represent a significant portion of its total revenues.

COST OF REVENUES

                                          1997    CHANGE  1996    CHANGE  1995
(DOLLARS IN THOUSANDS)                   -------  ------ -------  ------ ------
Cost of license fees.................... $ 3,773    17%  $ 3,235    54%  $2,107
Percentage of license fees revenues.....       5%              5%             4%
Cost of services........................ $13,107    93%  $ 6,780    68%  $4,044
Percentage of services revenues.........      37%             33%            34%
Total cost of revenues.................. $16,880    69%  $10,015    63%  $6,151
Percentage of total revenues............      14%             12%            10%

  LICENSE FEES. Cost of license fees, consisting primarily of materials, packaging and freight, increased approximately $0.5 million or 17% in 1997 over the prior year as compared with an increase of $1.1 million or 54% during 1996. Cost of license fees as a percentage of revenue from license fees remained relatively constant during 1997, 1996 and 1995.

  SERVICES. Cost of services, consisting of the cost of providing consulting, training and maintenance, increased approximately $6.3 million or 93% over the prior year as compared with an increase of $2.7 million or 68% during 1996. The increases in costs during both years were primarily due to increases in headcount to support the Company's consulting, training and maintenance activities and, to a lesser extent, to the subcontracting of training activities.

OPERATING EXPENSES

                                         1997    CHANGE  1996    CHANGE  1995
(DOLLARS IN THOUSANDS)                  -------  ------ -------  ------ -------
Sales and marketing.................... $68,115    36%  $50,038    63%  $30,666
Percentage of total revenues...........      60%             59%             51%
Research and development............... $14,050    32%  $10,634    32%  $ 8,071
Percentage of total revenues...........      12%             12%             13%
General and administrative............. $11,076    50%  $ 7,402    30%  $ 5,706
Percentage of total revenues...........      10%              9%              9%
Total operating expenses............... $93,241    37%  $68,074    53%  $44,443
Percentage of total revenues...........      82%             80%             73%

  SALES AND MARKETING. Sales and marketing expenses in 1997 increased approximately $18.1 million or 36% over 1996 as compared with an increase of $19.4 million or 63% during 1996. Sales and marketing expenses consist primarily of salaries and other payroll related expenses such as commissions and amounts paid for product promotion activities. The increase in absolute dollars in sales and marketing expenses is attributable to the expansion of the Company's sales and marketing organization that grew to 401 people at December 31, 1997 from 298 people at December 31, 1996 and from 233 people at December 31, 1995. The increase in headcount supported the opening of new regional offices in the United States and offices in new subsidiaries, as well as expansion of personnel in existing offices. Sales and marketing expenses are expected to continue to increase in absolute dollars in the future but may vary as a percent of revenue.

  RESEARCH AND DEVELOPMENT. Research and development expenses increased approximately $3.4 million and $2.6 million during 1997 and 1996, respectively, as compared to the prior year, representing year over year increases in expense of 32% for both periods. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and other costs. The increase in absolute dollars in research and development expenses is due to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. From December 31, 1996 to December 31, 1997, the Company's research and development organization grew from 104 to 116 people. As of December 31, 1997, the Company had not capitalized any software development costs and all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements. See "Description of Business-- Product Development." Research and development expenses are expected to continue to increase in absolute dollars in the future but may vary as a percent of revenue.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses increased approximately $3.7 million in 1997 or 50% over 1996 as compared with an increase of $1.7 million or 30% during 1996. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services and amortization of goodwill. The increase in absolute dollars in general and administrative expenses is primarily due to increases in staffing to support the Company's growth, increases in reserves for accounts receivable, increases in expenditures for legal and accounting services and from the amortization of goodwill related to the acquisition of the Company's distributors in 1997. Goodwill amortization expense is included in general and administrative expenses and totaled $0.6 million in 1997 and $0.0 in 1996 and 1995. General and administrative expenses are expected to increase in absolute dollars in the future but may vary as a percent of revenue.

NET INTEREST INCOME AND OTHER

                                           1997  CHANGE   1996  CHANGE   1995
(DOLLARS IN THOUSANDS)                    ------ ------  ------ ------  ------
Net interest income...................... $1,088  (30)%  $1,556  (29)%  $2,205
Net exchange gain (loss)................. $  585  100%   $  293  --     $ (206)

  Net interest income and other income totaled $1.7 million, $1.8 million and $2.0 million in 1997, 1996 and 1995, respectively. The decrease in net interest income in 1997 compared to 1996 was primarily due to a decrease in the Company's cash available for short-term investing and a decline in interest rates. The decrease in interest income in 1996 compared to 1995 was predominantly due to lower interest rates. The increase in net exchange gains (losses) in 1997 and 1996 was predominantly due to gains on dollar denominated intercompany receivables caused by the general strengthening of the U.S. dollar against the French franc.

INCOME TAXES

                                           1997   CHANGE   1996   CHANGE   1995
(DOLLARS IN THOUSANDS)                    ------  ------  ------  ------  ------
Provision for income taxes............... $3,184   (15)%  $3,737    (6)%  $3,963
Effective tax rate.......................     55%             42%             33%

  The Company had provisions for income taxes of $3.2 million, $3.7 million and $4.0 million in 1997, 1996 and 1995, representing 55%, 42% and 33%, respectively, of the Company's income before such provisions in the respective periods. The lower effective tax rate in 1995 resulted from available research credits in France and the utilization of tax loss carryforwards in the United States. The increase in the effective tax rate in 1996 and 1997 was primarily due to limitations on the Company's ability to offset net losses for tax purposes in certain jurisdictions against taxable income in other jurisdictions, as well as the unavailability of research credits. The effective rate was also impacted in 1997 by an increase in the French statutory tax rate from 36.7% to 41.7% effective January 1, 1997.

  As of December 31, 1997, a valuation allowance of approximately $5.6 million has been provided against a total net deferred tax asset of approximately $6.8 million, which consists primarily of the tax benefit of net operating loss carryforwards and differences in the timing of items for tax and financial reporting purposes. Approximately $3.5 million of the valuation allowance is attributed to deductions for stock options, the benefit of which will be credited to additional paid-in capital when realized. The Company's expectation for realizing the remaining portion of this deferred tax asset is based upon the existence of both taxable temporary differences and sufficient taxable income in the carryforward period of certain jurisdictions. At the end of 1997 and 1996, the Company had net deferred tax assets of $1.2 million and $0.9 million respectively.

  At the end of 1997, the Company had aggregate net operating loss carryforwards of approximately $11.3 million. Approximately $7.6 million of these net operating loss carryforwards were in the United States and will expire in the years 1998 through 2013 if not utilized. Utilization of the U.S. net operating losses may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state tax provisions. The net operating loss carryforwards in the United States are primarily attributable to deductions for stock options, the benefit of which will be credited to additional paid-in capital when realized. The Company has German, Singaporian, Canadian and Italian net operating loss carryforwards of approximately $2.5 million, $0.5million, $0.3million and $0.2 million, respectively. These net operating loss carryforwards can be used only to offset future operating income generated in the respective country. Tax losses in Germany and Singapore can be carried forward indefinitely. Tax losses in Canada and Italy can be carried forward for seven years and five years respectively. Pursuant to the Singaporian Tax Code, use of the net operating losses may be limited if certain changes in ownership occur. See Note 10 of Notes to Consolidated Financial Statements.

  The Company received notice from the French tax authorities in 1996 asserting deficiencies in French corporate income taxes for the Company's taxable years 1993 and 1994. The Company contested the asserted deficiencies through the administrative appeals process and has received official notice from the tax authorities that most reassessments are cancelled. The amounts ultimately assessed and accepted by the Company were insignificant to the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

                                          1997   CHANGE   1996   CHANGE   1995
(DOLLARS IN THOUSANDS)                   ------- ------  ------- ------  -------
Working capital......................... $36,479  (11)%  $41,142   (3)%  $42,238
Cash, cash equivalents, and cash
 investments............................ $39,013   (7)%  $42,171  (10)%  $46,702
Net cash provided by operating
 activities............................. $ 8,919  118%   $ 4,095  (70)%  $13,699
Net cash provided by (used for)
 investing activities................... $ 6,701  316%   $ 1,611  134%   $(4,744)
Net cash provided by financing
 activities............................. $ 1,208  (40)%  $ 2,025  676%   $   261

  As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $39.0 million, a decrease of $3.2 million from December 31, 1996. The Company provided cash from operations of $8.9 million in 1997, as compared to $4.1 million in 1996. Net cash provided in 1997 primarily resulted from net income and non-cash charges for depreciation and amortization expense, and increases in accounts payable and accrued payroll and deferred revenue, offset by increases in accounts receivable.

  Accounts receivable increased to $35.1 million at December 31, 1997 from $24.2 million at the end of 1996. The increases in accounts receivable resulted primarily from the growth in revenues. Accounts receivable days' sales outstanding (DSO) was 88 days at December 31, 1997 and 84 days at December 31, 1996. In general, due to the level of European sales which tend to have longer collection cycles, and the historical pattern of revenue generation towards the end of each quarter, the Company anticipates that accounts receivable and DSO will continue to be substantial in the future.

  The Company's investing activities consisted primarily of the purchase and sale of short-term investments, the acquisition of distributors totaling $2.6 million in 1997 and $0 in 1996, and expenditures for fixed assets totaling $6.3 million in 1997 and $8.3 million in 1996. The Company has no significant capital commitments and currently anticipates that additions to property and equipment for the next year will be comparable to recent past years.

  In 1997, the Company's financing activities provided $1.3 million from the issuance of shares upon the exercise of employee stock options and the issuance of shares under employee stock purchase plans. In 1996, the Company's financing activities provided $2.2 million from the issuance of shares upon the exercise of employee stock options and the sale of shares under employee stock purchase plans. The Company used $93,000 and $170,000 for the repayment of capital lease obligations during 1997 and 1996, respectively.

  The Company believes that cash from operations together with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for at least the next 12 months.

BUSINESS FACTORS

  Statements contained in this Management Discussion of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K include forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

  Variability of Operating Results; Seasonality. The Company's revenues and operating results can vary, sometimes substantially, from quarter to quarter. License fees, which represented approximately 69% of total revenues in 1997, are relatively difficult to forecast due to a number of reasons, including the timing of the introduction of products or product enhancements, competition and pricing in the computer software industry, the size and timing of individual license transactions, variability of the Company's sales cycle, customer order deferrals in anticipation of new products and customers' budget changes. The Company's software products are generally shipped as orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks of a quarter. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a minor delay in the recognition of specific revenue can cause significant variations in operating results from quarter to quarter and may result in losses. For example, the Company plans to continue to increase its expenditures to fund greater levels of research and development, a larger direct sales and marketing staff, development of new distribution and resale channels, broader customer support capability and the additional general and administrative staffing necessary to support these functions. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's results of operations and financial condition could be materially and adversely affected.

  Similar to many companies in the software industry, the Company generally experiences a lower revenue growth (and may experience a decrease in revenue) in the first quarter of the year than the immediately preceding quarter. The Company believes that this seasonality in revenues has been primarily due to the concentration by some customers of their larger capital purchases in the fourth quarter of the calendar year, and their consequent lower purchasing activity during the following quarter. In addition, the Company's European operations generally have lower revenues in the summer months due to the generally reduced economic activity in Europe at such time, and this serves to build up a demand in the fourth quarter.

  Dependence on Principal Product. The Company generated the majority of its total revenues from licenses of BusinessObjects in 1997, and the Company expects that revenues from such licenses will continue to represent a substantial majority of its total revenues for the foreseeable future. The remaining portion of the Company's total revenues is comprised of revenues from other licensed products and services related to licenses of BusinessObjects. As a result, any factor adversely affecting licenses of BusinessObjects would have a material adverse effect on the Company. The Company's future financial performance will depend in part on the Company's successful development and introduction, and customer acceptance of new and enhanced versions of BusinessObjects and other products. In addition, competitive pressures or other factors may result in significant price erosion for BusinessObjects that could have a material adverse effect on the Company's results of operations and financial condition.

  Competition. The Company's products are specifically targeted at the decision support software tools market. The principal competitive factors affecting the market for the Company's products are ease of use, functionality, product architecture, price, product quality, breadth of distribution, customer support, and name recognition. The Company's products compete in four main market sectors, the query and reporting market, the multidimensional analysis or OLAP market, the emerging desktop data mining market, and the market for integrated products or product suites that provide query, reporting, and analysis.

  In the query and reporting market, the Company's main direct competitors include Cognos Incorporated, Brio Technology Inc., Oracle Corp., and Seagate Technology, Inc. In the multidimensional analysis or OLAP market, the Company faces direct competition from Cognos and Andyne Computing Ltd., as well as indirect competition from Oracle, Seagate Technology, Inc., Microstrategy, Inc., Arbor Software Corp., and Microsoft Corp. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors, particularly relational database management system vendors, have well-established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's products. These companies could also bundle existing or new products with other more established products in order to compete with the Company. The Company's focus on decision support tools may be a disadvantage in competing with vendors who offer a broader range of products. Furthermore, as the decision support market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

  During 1997, the Company generated approximately 31% of its revenues from its operations in North America. This market is highly competitive. The Company believes that its continued success is partly dependent on its ability to operate successfully in this geographic region. Marketing activities and purchasing decisions made by companies in this region influence purchasing decisions made by companies on a worldwide basis. The inability of the Company to compete successfully in this region, or the ineffectiveness of its marketing activities, could have a material adverse affect on the Company's results of operations and financial condition.

  Although the Company has recently been increasing its sales through indirect channels, revenues from such sales channels currently represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to continue to attract indirect channels that will be able to market and support the Company's software effectively. For the year ended December 31, 1997, the Company realized 58% of its licensing revenues directly and 42% through indirect sales channels, compared to 66% and 34%, respectively, for the year ended December 31, 1996.

  Rapid Technological Change and New Products. The market for decision support tools is characterized by frequent product introductions and rapid technological change. In the second quarter of 1996, the Company introduced a new release of its BusinessObjects product, version 4.0. The development of this next generation of BusinessObjects required the implementation of significant architectural changes and extensive rewriting of the product source code. New products when first released by the Company, may contain undetected errors or "bugs" that, despite testing by the Company, are discovered only after a product has been installed and used by customers. Products that have been extensively rewritten, such as version 4.0, may take longer to achieve stability of operation, than products which have been less extensively rewritten. In 1996, the Company experienced material adverse effects on results of operations resulting from "bugs" and a significantly longer period than expected to achieve stability of operation of its version
4.0. There can be no assurance that errors will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications which could adversely affect the Company's competitive position and operating results. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

  During September 1997, the Company began shipping version 4.1 of its BusinessObjects product. The new version includes enhancements to the core product, new intelligent agent functionality and features to support the broad range of users across an enterprise. Version 4.1 of BusinessObjects is available for Microsoft Windows 3.1, Microsoft Windows 95 and Microsoft Windows NT. The Company plans to have version 4.1 available for Unix Motif. The delay between the availability of the Microsoft Windows versions and that of the Unix Motif version could result in certain customers delaying their purchase of, or not purchasing at all, the Company's current products, and could have a material adverse impact on the Company's financial performance and results of operations. The Company currently does not plan to make version
4.1 available for Apple Macintosh. The prior version of BusinessObjects was available for Apple Macintosh. While less than 2% of the Company's installed base is on this platform, the non-availability of version 4.1 for Apple Macintosh could cause certain customers to not purchase the Company's current products and could have a material adverse impact on the Company's financial performance and results of operations.

  Version 4.1 was designed primarily on and for use with Microsoft Windows 95 and Windows NT. The Company believes that Microsoft Windows 3.1, and not Windows 95 or Windows NT is currently the predominant operating system used by its existing and potential customers, and that the rate of adoption of Windows 95 and NT is slower than original industry forecasts. While the Company has released version 4.1 for use with Windows 3.1, implementation is more difficult, performance may be slower and its response times unacceptable to users. Poor performance of version 4.1 on Windows 3.1 could have a material adverse impact on the Company's financial performance and results of operations. The efficient use of version 4.1 also requires a personal computer with greater performance characteristics and Random Access Memory (RAM) than is required for the efficient use of version 3.1 of BusinessObjects. This could impact the rate at which customers purchase and implement version 4.1 and could have a material adverse impact on the Company's results of operations and financial performance.

  The Company believes that current customers and future potential customers will require decision support products like BusinessObjects version 4.1 that can be utilized over an intranet. The Company has recently released WebIntelligence, which is deployable in an intranet environment, and utilizes world wide web technology. The first release of WebIntelligence allows users to execute queries and prepare reports directly from a Java enabled web browser.

  WebIntelligence requires development by the Company of server-based components, an area in which the Company has not developed products in the past. Development also requires the use of new emerging technologies such as the Java programming language and IIOP (Internet Inter-Orb Protocol), which may contain "bugs" or not yet operate properly. Additionally, the Company is relying on certain software that it licenses from third parties that is integrated with the Company's internally developed software to develop WebIntelligence. There can be no assurance that this third party software will not contain "bugs" or operate properly, and that the software will continue to be available to the Company on commercially reasonable terms. The first release of WebIntelligence supports Microsoft NT as the operating system for its server-based components, rather than Unix, which is the current predominant operating system for web servers.

  Manufacturing. Substantially all of the Company's CD duplication, printing of user manuals, packaging and manufacture of related materials are performed to the Company's specifications by outside sources. To date, the Company has not experienced any material difficulties or delays in manufacture by third party suppliers. However, an interruption in production by a supplier or suppliers could result in a delay in shipments of the Company's products and adversely affect the Company's results of operations.

  Patents and Intellectual Property Protection. The Company currently has one patent issued in the United States, number 5,555,403 relating to a "Relational Database Access System Using Semantically Dynamic Objects". The Company is currently engaged in litigation asserting that one of its competitors infringes this patent. See Item 3, Legal Proceedings. There can be no assurance that any current or future patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company believes that it owns or has licensed all proprietary rights relating to its software. The Company relies on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its software. Despite the Company's efforts, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. In addition, although the Company's name together with its logo is registered as a trademark in France, the United States, and a number of other countries, it may be difficult for the Company to assert ownership rights in the name "Business Objects". Policing unauthorized use of the Company's products by customers or preventing the name of the Company's software from becoming part of the public domain is difficult. The laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States or France. Under French law, the rights of the Company in its software are not patentable but are protected under copyright law and infringements by third parties can be enjoined. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that factors such as the technical expertise and innovation skills of its personnel, its name recognition and ongoing product support and enhancement may be more significant in maintaining the Company's competitive position.

  The Company licenses its software products to customers on a non-exclusive, non-transferable basis. License agreements typically provide that the licensed product may be used solely for the customer's internal operations and for a specified number of named or concurrent users. With respect to US customers, the Company may rely on "shrink-wrap" license agreements for the protection of its products. A "shrink-wrap" license agreement is a printed license agreement included within the packaged software that sets forth the terms and conditions under which the purchaser can use the products. Such licenses take effect upon the opening of the product package.

  The Company also licenses a portion of its technology to third parties. Specifically SPSS Inc. and Alsoft have licensed the Business Objects query technology and incorporated it into their products, BusinessQuery for SPSS from SPSS Inc., and BusinessQuery for GeoConcept from Alsoft.

  The Company licenses certain software from third parties for sub-licensing by the Company to its customers, and also licenses certain software programs from third parties and incorporates them in the Company's software products. Generally, such agreements grant the Company non-exclusive, worldwide licenses with respect to such software. The utilization of such third party software involves risks additional to software developed in-house. Third party providers may cease or alter their operations, terminate the relationship, or be generally unable to fulfill their obligations. Such events may require the Company to seek alternative technology which may or may not be available on commercially reasonable terms.

  In the future, it may be necessary or desirable to obtain licenses relating to software programs from third parties, and there can be no assurance that the Company will be able to obtain the necessary technology or similar technology on commercially reasonable terms. Also, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

  The Company has entered into source code escrow agreements with a limited number of its distributors and end users requiring release of source code. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code escrow agreements may increase the likelihood of misappropriation by third parties.

  The Company is not aware of any infringement or claims of infringement by its products on the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products overlap. Any such claim, with or without merit, can be time consuming and could result in costly litigation and require the Company to enter into royalty and licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable by the Company or at all.

  Multinational Operations and Currency Exchange Rate Fluctuations. A significant portion of the Company's business is conducted in currencies other than the U.S. dollar, the currency in which its financial statements are stated. The Company has historically recorded a majority of its expenses in French francs, especially research and development expenses, with the substantial majority of its revenues denominated in U.S. dollars, French francs and British pounds sterling. Moreover, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to change in comparison with previous periods. Due to the number of currencies involved, the constantly changing currency exposures, and the substantial volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. To date, the Company has not undertaken hedging transactions to cover its currency transaction exposure.

  Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. Although this region accounted for only 6% of the Company's consolidated revenues during 1997, these weaknesses could adversely affect demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales and ultimately the Company's consolidated results of operations.

  In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date if the employee disposes of the shares before the expiration of a five-year period following the grant of the option. The total of the social contributions and taxes may be up to 45% of the difference in value. The law applies to all options, whatever the grant date, exercised after January 1, 1997.

  The Company has not recorded a liability for social charges which may be assessed for options granted as of December 31, 1996 as the liability, being dependent on future trading values of the Company's shares and the timing of employees' decisions to exercise options and sell the related shares, cannot be estimated. The Company also does not consider that the liability is probable at December 31, 1997 due to the income tax disincentives to employees of exercising options and selling the shares in less than a five year period.

  Options granted to French employees subsequent to December 31, 1996, are subject to a minimum 5-year holding period on the underlying shares, whereby France-based optionees will not be allowed to sell or dispose of the shares before the expiration of a 5-year period from the grant date.

  Product Distribution and Support. Although the Company has been increasing its sales through indirect channels, revenues from such sales represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to attract indirect channels that will be able to market and support the Company's software effectively. There can be no assurance that any VAR, system integrator, consulting partner, distributor or reseller of the Company's products will continue to represent the Company's products, and the inability to recruit or retain a significant number of VARs, system integrators, consulting partners, distributors or resellers could adversely affect the Company's results of operations. Additionally, the inability of the Company to expand its sales and marketing organization, to implement new indirect sales channels to penetrate different and broader markets than those addressed by its existing direct sales force and international distributors, and to expand its support organization commensurate with the base of its installed products could adversely affect the Company's results of operations and financial performance.

  Impact of the Year 2000 Issue. Many installed computers systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century or earlier dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is currently expending sufficient resources to review its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with year 2000 requirements, which could have a material adverse effect on the Company's operating results. Based on the Company's assessment to date, most newly introduced products and services of the Company are year 2000 compliant, however some of the Company's customers are running products versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial condition.

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

  Legal Proceedings. During January 1997, the Company filed a lawsuit in United States District Court for the Northern District of California against Brio Technology, Inc. for alleged patent infringement. The lawsuit alleges that Brio Technology, Inc. infringes the Company's United States Patent No. 5,555,403 by making, using and selling its product known as BrioQuery Enterprise. The Company's complaint requests that the defendant be enjoined from further infringing the patent.

  In addition, the Company is involved in various legal proceedings arising in the ordinary course of business.

QUARTERLY INFORMATION

  The following tables set forth statements of income data for each of the eight quarters in the period ended December 31, 1997 and the percentage of the Company's total revenues represented by each item in the quarter. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     THREE MONTHS ENDED
                          -----------------------------------------------------------------------------
                          DEC. 31,  SEPT. 30, JUNE 30  MARCH 31, DEC. 31,  SEPT. 30, JUNE 30  MARCH 31,
                            1997      1997     1997      1997      1996      1996     1996      1996
                          --------  --------- -------  --------- --------  --------- -------  ---------
Revenues:
 License fees...........  $24,265    $19,442  $18,032   $16,739  $19,503    $13,113  $17,230   $14,605
 Services...............   11,769      9,060    8,296     6,650    6,323      5,372    4,761     4,230
                          -------    -------  -------   -------  -------    -------  -------   -------
 Total revenues.........   36,034     28,502   26,328    23,389   25,826     18,485   21,991    18,835
Cost of revenues:
 License fees...........    1,388        826      739       820    1,038        822      733       643
 Services...............    4,377      3,505    2,859     2,366    1,994      1,763    1,704     1,319
                          -------    -------  -------   -------  -------    -------  -------   -------
 Total cost of revenues.    5,765      4,331    3,598     3,186    3,032      2,585    2,437     1,962
                          -------    -------  -------   -------  -------    -------  -------   -------
Gross margin............   30,269     24,171   22,730    20,203   22,794     15,900   19,554    16,873
Operating expenses:
 Sales and marketing....   19,744     17,095   17,135    14,141   14,748     11,853   12,664    10,773
 Research and
  development...........    4,132      3,503    3,279     3,136    2,936      2,712    2,525     2,460
 General and
  administrative........    3,456      2,874    2,660     2,086    1,966      2,004    1,950     1,482
                          -------    -------  -------   -------  -------    -------  -------   -------
 Total operating
  expenses..............   27,332     23,472   23,074    19,363   19,650     16,569   17,139    14,715
                          -------    -------  -------   -------  -------    -------  -------   -------
Income (loss) from
 operations.............    2,937        699     (344)      840    3,144       (669)   2,415     2,158
Net interest income and
 other..................      195        178      388       912      263        325      629       632
                          -------    -------  -------   -------  -------    -------  -------   -------
Income (loss) before
 minority interest and
 provision for income
 taxes..................    3,132        877       44     1,752    3,407       (344)   3,044     2,790
(Provision) benefit for
 income taxes...........   (1,713)      (716)     (19)     (736)  (1,596)        23   (1,126)   (1,038)
Minority interest in
 losses ................      223         35       (2)      --       --         --       --        --
                          -------    -------  -------   -------  -------    -------  -------   -------
Net income (loss).......  $ 1,642    $   196  $    23   $ 1,016  $ 1,811    $  (321) $ 1,918   $ 1,752
                          =======    =======  =======   =======  =======    =======  =======   =======
Net income (loss) per
 ADS and per share--
 basic(1)...............  $  0.10    $  0.01  $     0   $  0.06  $  0.11    $ (0.02) $  0.12   $  0.11
                          =======    =======  =======   =======  =======    =======  =======   =======
ADS and shares used in
 computing net income
 (loss) per ADS and
 share-- basic(1).......   16,770     16,689   16,614    16,417   16,361     16,276   16,260    16,143
Net income (loss) per
 ADS and per share--
 diluted(1).............  $  0.10    $  0.01  $     0   $  0.06  $  0.11    $ (0.02) $  0.11   $  0.10
                          =======    =======  =======   =======  =======    =======  =======   =======
ADS and shares used in
 computing net income
 per ADS and share--
 diluted(1).............   17,280     16,798   16,760    16,672   16,665     16,276   17,137    16,870

--------
(1) Earnings per ADS and share amounts for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). For further discussion of earnings per ADS and per share and the impact of FAS 128, see the notes to the consolidated financial statements beginning on page 32.

  The growth in revenues and income from operations experienced by the Company in recent quarters is not necessarily indicative of future results. In view of the significant growth of the Company's operations in recent years, the Company believes that period to period comparisons of its financial results should not be relied upon as an indication of future performance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Business Objects S.A.

  We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
January 23, 1998

                             BUSINESS OBJECTS S.A.

                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR PER ORDINARY SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
ASSETS
Current assets:
  Cash and cash equivalents.................................. $36,508  $21,862
  Short-term investments.....................................   2,505   20,309
  Accounts receivable, net of allowances of $1,568 and $1,060
   at December 31, 1997 and 1996 respectively................  35,113   24,176
  Inventories................................................     344      510
  Deferred tax assets, net...................................   1,185      945
  Prepaid and other current assets...........................   4,365    2,255
                                                              -------  -------
    Total current assets.....................................  80,020   70,057
  Goodwill, net..............................................   1,626       --
  Property and equipment, net................................  12,020   10,101
  Deposits and other assets..................................     674      612
                                                              -------  -------
    Total assets............................................. $94,340  $80,770
                                                              =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................... $ 8,089  $ 4,533
  Accrued payroll and related expenses.......................   9,944    7,541
  Investment grant...........................................     668      764
  Income taxes payable.......................................   1,269       --
  Deferred revenue...........................................  16,825   10,386
  Value added taxes payable..................................   2,901    2,125
  Other current liabilities..................................   3,829    3,476
  Current portion of capital lease obligations...............      16       90
                                                              -------  -------
    Total current liabilities................................  43,541   28,915
Long term portion of capital lease obligations...............      --       19
Commitments and contingencies
Shareholders' equity
  Ordinary shares, FF 1 nominal value ($0.17 U.S.):
    Authorized and outstanding--16,778 and 16,385 at December
     31, 1997 and 1996 respectively..........................   3,084    3,017
    Additional paid-in capital...............................  34,270   33,036
    Retained earnings........................................  18,107   15,230
    Cumulative translation adjustment........................  (4,662)     615
    Unearned compensation....................................      --      (62)
                                                              -------  -------
      Total shareholders' equity.............................  50,799   51,836
                                                              -------  -------
        Total liabilities and shareholders' equity........... $94,340  $80,770
                                                              =======  =======

                            See accompanying notes.

                             BUSINESS OBJECTS S.A.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER ADS AND PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
Revenues:
  License fees.....................................  $ 78,478  $64,451  $48,782
  Services.........................................    35,775   20,686   11,824
                                                     --------  -------  -------
    Total revenues.................................   114,253   85,137   60,606
Cost of revenues:
  License fees.....................................     3,773    3,235    2,107
  Services.........................................    13,107    6,780    4,044
                                                     --------  -------  -------
    Total cost of revenues.........................    16,880   10,015    6,151
                                                     --------  -------  -------
Gross margin.......................................    97,373   75,122   54,455
Operating expenses:
  Sales and marketing..............................    68,115   50,038   30,666
  Research and development.........................    14,050   10,634    8,071
  General and administrative.......................    11,076    7,402    5,706
                                                     --------  -------  -------
    Total operating expenses.......................    93,241   68,074   44,443
                                                     --------  -------  -------
Income from operations.............................     4,132    7,048   10,012
Interest and other income, net.....................     1,088    1,556    2,205
Net foreign currency exchange gain (loss)..........       585      293     (206)
                                                     --------  -------  -------
Income before minority interest and provision for
 income taxes......................................     5,805    8,897   12,011
Provision for income taxes.........................    (3,184)  (3,737)  (3,963)
Minority interest in losses........................       256       --       --
                                                     --------  -------  -------
Net income.........................................  $  2,877  $ 5,160  $ 8,048
                                                     ========  =======  =======
Net income per ADS and share--basic................  $   0.17  $  0.32  $  0.51
                                                     ========  =======  =======
ADS and shares used in computing net income per ADS
 and share--basic..................................    16,624   16,265   15,843
                                                     ========  =======  =======
Net income per ADS and share--diluted..............  $   0.17  $  0.30  $  0.49
                                                     ========  =======  =======
ADS and shares and equivalents used in computing
 net income per ADS and share--diluted.............    16,876   16,924   16,497
                                                     ========  =======  =======

                            See accompanying notes.

                             BUSINESS OBJECTS S.A.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS )

                           COMMON STOCK    ADDITIONAL          CUMULATIVE                   TOTAL
                         -----------------  PAID-IN   RETAINED TRANSLATION   UNEARNED   SHAREHOLDERS'
                           SHARES   AMOUNT  CAPITAL   EARNINGS ADJUSTMENT  COMPENSATION    EQUITY
                         ---------- ------ ---------- -------- ----------- ------------ -------------
Balance at December 31,
 1994................... 15,677,662 $2,875  $30,414   $ 2,022    $  (158)     $(444)       $34,709
 Issuance of stock
  pursuant to employee
  stock plans...........    405,090     82      358        --         --         --            440
 Compensation related to
  stock options.........         --     --      137        --         --         --            137
 Amortization of
  unearned compensation
  related to stock
  options...............         --     --       --        --         --        146            146
 Cancellation of
  options...............         --     --      (39)       --         --         39             --
 Translation adjustment.         --     --       --        --      2,981         --          2,981
 Net income.............         --     --       --     8,048         --         --          8,048
                         ---------- ------  -------   -------    -------      -----        -------
Balance at December 31,
 1995................... 16,082,752  2,957   30,870    10,070      2,823       (259)        46,461
 Issuance of stock
  pursuant to employee
  stock plans...........    211,511     42    1,003        --         --         --          1,045
 Common stock issued....     90,761     18    1,129        --         --         --          1,147
 Compensation related to
  stock options.........         --     --       35        --         --         71            106
 Amortization of
  unearned compensation
  related to stock
  options...............         --     --       --        --         --        125            125
 Cancellation of
  options...............         --     --       (1)       --         --          1             --
 Translation adjustment.         --     --       --        --     (2,208)        --         (2,208)
 Net income.............         --     --       --     5,160         --         --          5,160
                         ---------- ------  -------   -------    -------      -----        -------
Balance at December 31,
 1996................... 16,385,024  3,017   33,036    15,230        615        (62)        51,836
 Issuance of stock
  pursuant to employee
  stock plans...........    285,366     49      406        --         --         --            455
 Common stock issued....    107,273     18      828        --         --         --            846
 Amortization of
  unearned compensation
  related to stock
  options...............         --     --       --        --         --         62             62
 Translation adjustment.         --     --       --        --     (5,277)        --         (5,277)
 Net income.............         --     --       --     2,877         --         --          2,877
                         ---------- ------  -------   -------    -------      -----        -------
Balance at December 31,
 1997................... 16,777,663 $3,084  $34,270   $18,107    $(4,662)     $  --        $50,799
                         ========== ======  =======   =======    =======      =====        =======

                            See accompanying notes.

                             BUSINESS OBJECTS S.A.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997      1996       1995
                                                 --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................  $  2,877  $   5,160  $   8,048
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization...............     4,179      2,075      1,310
   Amortization of goodwill....................       598         --         --
   Compensation expense........................        62        197        283
   Deferred income taxes.......................      (257)       135       (610)
   Changes in operating assets and liabilities:
     Accounts receivable.......................   (12,914)    (7,178)    (8,365)
     Inventories...............................       131       (259)      (113)
     Prepaid and other current assets..........    (2,326)      (653)      (290)
     Deposits and other assets.................      (151)      (250)      (118)
     Accounts payable..........................     4,017      1,221      1,581
     Accrued payroll and related expenses......     3,089      1,130      3,170
     Income taxes payable......................     1,310     (3,918)     3,905
     Deferred revenue..........................     7,007      4,407      3,255
     Value added taxes and other current
      liabilities..............................     1,297      2,028      1,643
                                                 --------  ---------  ---------
Net cash provided by operating activities......     8,919      4,095     13,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment............    (6,332)    (8,260)    (2,776)
Acquisition of distributors....................    (2,640)        --         --
Purchases of short term investments............   (70,374)  (175,408)  (159,901)
Proceeds from sales of short term investments..    86,047    185,279    157,933
                                                 --------  ---------  ---------
Net cash provided by (used for) investing
 activities....................................     6,701      1,611     (4,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt...........        --         --        (51)
Principal payments on capital lease
 obligations...................................       (93)      (170)      (129)
Issuance of shares.............................     1,301      2,195        441
                                                 --------  ---------  ---------
Net cash provided by financing activities......     1,208      2,025        261
Effect of foreign exchange rate changes on cash
 and cash equivalents..........................    (2,182)      (514)       191
                                                 --------  ---------  ---------
Net increase in cash and cash equivalents......    14,646      7,217      9,407
Cash and cash equivalents at the beginning of
 the year......................................    21,862     14,645      5,238
                                                 --------  ---------  ---------
Cash and cash equivalents at end of the year...  $ 36,508  $  21,862  $  14,645
                                                 ========  =========  =========
Supplemental disclosures of non cash
 activities:
   Property and equipment acquired under
    capital leases.............................  $     --  $      --  $     217
Supplemental disclosures of cash flow
 information:
   Cash paid for income taxes..................  $  1,837  $   7,510  $   1,011

                            See accompanying notes.

                             BUSINESS OBJECTS S.A.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  Business Objects S.A. (the Company) was organized in 1990 as a societe anonyme, or limited liability company, under the laws of the Republic of France. The Company develops, markets and supports enterprise-wide decision support software tools.

  During 1997, the Company acquired 51% of the outstanding shares of its Italian distributor and all the outstanding shares of its Swiss distributor. Both transactions were recorded using the purchase method.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries, after elimination of intercompany transactions and balances.

  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, applied on a consistent basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

 Translation of Financial Statements of Foreign Entities

  The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation", while the Company's reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the weighted average exchange rates for the year. Translation gains or losses are recorded as a separate component of shareholders' equity, and transaction gains and losses are reflected in net income.

  Due to the number of currencies involved, the constant change in currency exposures, and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant. To date, the Company has not undertaken hedging transactions to cover any currency exposure.

 Revenue Recognition

  The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 91-1 on Software Revenue Recognition. Revenue from product licensing is generally recognized on shipment of the product, provided that no significant vendor or post contract support obligations remain and that the collection of the resulting receivable is deemed probable by management. Insignificant vendor and post contract support obligations are accrued upon shipment. Fees for consulting and training are recognized at the time the service is performed. Revenue from software maintenance contracts is deferred and recognized on a straight-line basis over the period covered by the contract, which is generally one year.

 Sales Returns and Warranties

  The Company's distributors do not have the right to return merchandise for credit or refund. Any other potential sales returns are covered by the Company's allowance for sales returns and doubtful accounts. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date.

                             BUSINESS OBJECTS S.A.

 Net Income Per ADS and Per Share

  The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (FAS 128), beginning with the Company's fourth quarter of 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per ADS and per share with basic and diluted earnings per ADS and per share. Unlike primary earnings per ADS and per share, basic earnings per ADS and per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per ADS and per share is very similar to the previously reported fully diluted earnings per ADS and per share. All prior period earnings per ADS and per share data have been restated to conform to the provisions of this statement.

  Net income per share and per ADS reflect the adjustment in May of 1996 of the conversion between Ordinary Shares and American Depositary Shares (ADS) from two-to-one to one-to-one, producing the same results as a two-for-one stock split.

 Cash, Cash Equivalents and Short-Term Investments

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with maturity dates of greater than three months are considered to be short-term investments. Cash equivalents and short-term investments include marketable securities that are principally money market funds, certificates of deposit, term deposits and commercial paper.

  Management classifies investments as held-to-maturity or available-for-sale at the time of purchase and periodically reevaluates such designation under the provision of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

  All the Company's cash equivalents and short-term investments are classified as available-for-sale at December 31, 1997 and 1996, and are carried at amortized cost, which approximates estimated fair value based on quoted market prices.

 Inventories

  Inventories consist principally of software media and related documentation stated at the lower of cost (first-in, first-out) or market.

 Software Development Costs

  The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company's development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company's products has been of relatively short duration, costs qualifying for capitalization were insignificant during the years ended December 31, 1997 and 1996. There were no capitalized software development costs at December 31, 1997 and 1996.

 Property and Equipment

  Property and equipment are stated at cost. Office and computer equipment is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Assets under capital leases are amortized

                             BUSINESS OBJECTS S.A.

over the shorter of the asset life or the lease term. Leasehold improvements are depreciated over the shorter of the asset life or the remaining lease term.

 American Depositary Shares

  On May 10, 1996, the Company amended its Deposit Agreement with the Bank of New York, changing the ratio at which the Company's Ordinary Shares are converted into American Depositary Shares (ADSs). Under the original Deposit Agreement, two Ordinary Shares converted into one ADS. Following the amendment, one Ordinary Share converts into one ADS. All ADS and per ADS amounts have been restated to reflect this change.

 Concentration of Credit Risk

  The Company sells its products to various companies across several industries throughout the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have been within management's expectations. The Company generally requires no collateral from its customers. All revenues of the Company are primarily derived from the successive releases of one product and, as a consequence, any factor adversely affecting any release of this product would have a material adverse effect on the Company.

 Employee Stock Option Plans

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options because the alternative fair market value accounting provided for under Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant, and no compensation expense is recorded. When the exercise price of the Company's employee stock options is less than the market price of the underlying shares of the date of the grant, compensation expense is recognized.

 Fair Value of Financial Instruments

  The carrying values of financial instruments reported in the balance sheet for cash and cash equivalents and short-term investments approximate fair value. The fair value of short-term investments is based on quoted market prices.

 Advertising costs

  The Company expenses advertising expenses as incurred. Advertising expenses totaled $1,672,000 and $1,492,000 for the years ended December 31, 1997 and 1996, respectively. Advertising expense was less than one percent of revenue for the year ended December 31, 1995.

 Recent Pronouncements

  In October 1997, the Financial Accounting Standards Board issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2). The Company will be required to adopt this standard in its first quarter of fiscal year 1998. The criteria for recognizing revenue under SOP 97-2 are generally more rigorous than the previous accounting standard and, in some cases, significantly more rigorous. Due to uncertainties which

                             BUSINESS OBJECTS S.A.

exist with respect to the appropriate interpretations and manner of implementation of SOP 97-2, the effect on the Company is uncertain but could be significant.

  In June 1997, the Financial Accounting Standards Board issued Statement Number 130, Reporting Comprehensive Income. This statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

  In addition, during June 1997, the Financial Accounting Standards Board issued Statement Number 131, Disclosures About Segments of an Enterprise and Related Information. This statement replaces Statement Number 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with current year presentation.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company's cash and cash equivalents and short-term investments as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                 1997    1996
                                                                ------- -------
     Cash and cash equivalents:
       Cash.................................................... $29,739 $ 7,441
       Money market funds......................................   6,769  14,421
                                                                ------- -------
         Total cash and cash equivalents....................... $36,508 $21,862
                                                                ======= =======
     Short-term investments:
       Certificates of deposit................................. $ 2,505 $ 3,246
       Commercial paper........................................     --   17,063
                                                                ------- -------
         Total short-term investments.......................... $ 2,505 $20,309
                                                                ======= =======

  Unrealized holding gains and losses on available-for-sale securities at December 31, 1997 and 1996 and gross realized gains and losses on sales of available-for-sale securities during 1997, 1996 and 1995 were insignificant.

3. PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1996 and 1997 are as follows (in thousands):

                                                                1997     1996
                                                               -------  -------
     Office and computer equipment............................ $16,552  $11,956
     Leasehold improvements...................................   2,900    2,527
                                                               -------  -------
       Total property and equipment...........................  19,452   14,483
     Accumulated depreciation and amortization................  (7,432)  (4,382)
                                                               -------  -------
       Property and equipment, net............................ $12,020  $10,101
                                                               =======  =======

                             BUSINESS OBJECTS S.A.

  Depreciation and amortization expense on property and equipment totaled $4,179,000, $2,075,000 and $1,310,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

4. INVESTMENT GRANT

  In May 1992 the Company was awarded a grant from the French Ministry of the Economy, Finance and the Budget (the Ministry). The Company received FF 2,500,000 in August 1992 and FF 1,500,000 in December 1993 from this grant. Using the end of period exchange rate at December 31, 1997, the dollar equivalent of the grant is $668,000, and it is currently included in current liabilities in the accompanying consolidated balance sheet. The Company operated in compliance with the terms of the grant, which were in effect through May 1997, and is awaiting confirmation from the Ministry before recognizing the grant as income.

5. CAPITAL LEASE OBLIGATIONS

  The Company leases certain of its equipment under capital leases. Capitalized costs of approximately $491,000 and $561,000 are included in property and equipment at December 31, 1997 and 1996, respectively. Accumulated amortization of these leased assets was approximately $402,000 and $401,000 at December 31, 1997 and 1996, respectively. Future minimum lease payments under capital lease obligations mature in 1998 and total $16,000.

6. ACQUISITIONS

  During April 1997, the Company acquired 51% of the outstanding shares of a division of Datamat Ingegneria dei Sistemi S.p.A., its Italian distributor, in exchange for $1,300,000 in cash. The purchase agreement provides for a call/put option that gives the Company the right to purchase and Datamat Ingegneria dei Sistemi S.p.A. the right to require the Company to purchase an additional 29% of the shares of the division in 1998 and the remaining 20% of the shares in 1999 for an amount determined using a net asset and revenue based formula. Goodwill of approximately $1,539,000 was recorded as a result of the initial purchase of shares, and is being amortized over three years. The additional purchase price will be fully allocated to goodwill, and will be amortized over a three-year period beginning with the month that the incremental outstanding shares are purchased.

  During May 1997, the Company acquired all the outstanding shares of Delphi Software A.G., its Swiss distributor, in exchange for approximately $900,000 in cash. Goodwill of approximately $1,058,000 was recorded as a result of the purchase, and is being amortized over three years.

  The Company has accounted for both acquisitions using the purchase method. The operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. Accumulated amortization of goodwill totaled $598,000 at December 31, 1997.

7. COMMITMENTS AND CONTINGENCIES

  The Company leases its facilities and certain equipment under operating leases that expire through 2002. Future minimum lease payments under operating leases due for the fiscal years ending December 31 are as follows (in thousands):

            1998................................. $ 6,080
            1999.................................   5,615
            2000.................................   4,629
            2001.................................   3,688
            2002.................................   1,166
                                                  -------
              Total.............................. $21,178
                                                  =======

                             BUSINESS OBJECTS S.A.

  Rent expense under all operating leases was approximately $5,800,000, $3,900,000 and $2,300,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  The Company leases certain facilities under operating leases that contain free rent periods. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as deferred rent and is included in other current liabilities. The deferred rent liability under these leases was $382,000 and $467,000 at December 31, 1997 and 1996, respectively.

  The Company is involved in various legal proceedings arising in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

8. SHAREHOLDERS' EQUITY

 Dividend Rights

  Net income in each fiscal year after deduction for legal reserves is available for distribution to shareholders of the Company as dividends, subject to the requirements of French law and the Company's "statuts", or articles of association. Dividends may also be distributed from reserves of the Company, subject to approval by the shareholders and certain limitations. Dividend distributions, if any, will be made in French francs. Payment of dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the Board of Directors. If net income is sufficient, the Board of Directors has the authority subject to French law and regulation without the approval of shareholders to distribute interim dividends. The Company has not distributed any dividends since its inception.

  The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its share capital, funded by a transfer of at least 5% of the Company's net income per year to such legal reserve. The legal reserve balance requirement was $308,000 and $302,000 as of December 31, 1997 and 1996, respectively. The legal reserve is distributable only upon the liquidation of the Company. The Company's statuts also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the general meeting of shareholders.

 Liquidation Rights

  In the event that the Company is liquidated, the assets of the Company remaining after payment of debts, liquidation expenses and all remaining obligations will be distributed first to repay in full the capital of any outstanding shares. The surplus, if any, will then be distributed pro rata among the shareholders in proportion to the nominal value of their share holdings and subject to special rights granted to holders of priority shares, if any.

 Preemptive Subscription Rights

  Shareholders have preemptive rights to subscribe for additional shares issued by the Company for cash on a pro rata basis. Shareholders may waive such preemptive subscription rights at an extraordinary general meeting of shareholders under certain circumstances. Preemptive subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offer of shares.

 Repurchase of Shares

  Pursuant to French company law, the Company may not make open market repurchases of its shares or otherwise acquire shares except (a) to reduce its share capital by subscription and cancellation of such shares

                             BUSINESS OBJECTS S.A.

under certain circumstances with approval of the shareholders at an extraordinary general meeting, (b) to obtain shares for distribution to employees under an approved profit-sharing or stock option plan and (c) to make purchases for the stabilization of quotation on a securities exchange after obtaining approval from the shareholders at an extraordinary general meeting. Purchases under (c) may only be effected to increase, or control excessive fluctuations in the liquidity of the shares. The amounts repurchased under (b) and (c) may not, in either case, result in the Company holding more than 10% of the then outstanding shares.

 Stock Option Plans

  The Company's 1991 and 1993 Stock Option Plans (the Plans) provide for the grant of stock options to certain employees and executive officers of the Company. Under these plans, the Board of Directors determines the vesting and exercise of the option grants. Generally options granted under the plans vest at a rate of 25% per year subject to one year of continued service with the Company. The exercise price per share, which was fixed at the date of grant, was determined by a formula which was based on the share price applicable with respect to the last subscription of the capital of the Company prior to the particular grant date of the options granted to the employee. The share price formula also took into consideration the number of days intervening between such subscription date and the particular grant date and the revenues generated by the Company in the four quarters preceding such grant date.

  On August 17, 1994, the shareholders of the Company authorized the creation of a new share option plan (the 1994 Plan) pursuant to which the Board of Directors was authorized to issue options to subscribe for 1,000,000 shares. On June 13, 1996, the shareholders of the Company authorized an additional 1,000,000 shares reserved for issuance under the 1994 Plan. On June 19, 1997, the shareholders of the Company authorized an additional 1,000,000 shares reserved for issuance under the 1994 Plan. The 1994 Plan was approved by the Company's shareholders at the 1995 Annual Meeting and is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting and exercise of the option grants. Generally options granted under the plan vest at a rate of 25% per year subject to one year of continued service with the Company. The 1994 Plan provides that the exercise price of options granted will be based on the closing price of the American Depositary Shares (ADSs) on the Nasdaq National Market, after converting the dollar closing price into French francs at the Noon Buying Rate on the date prior to such grant. The options granted under the 1994 Plan are exercisable up to ten years from the date of grant (other than options granted to employees in the United Kingdom, which have a term of seven years less one day). The options granted under the 1994 Plan are exercisable up to ten years from the date of grant (other than options granted to employees in the United Kingdom, which will have a term of seven years less one day).

  Due to a decline in the market price of the Company's shares, the Board of Directors implemented an Option Exchange Program in November 1996, under which optionees were offered the opportunity to exchange their outstanding options for new options at a lower exercise price. The Program was restricted to outstanding options with an exercise price above 103 French francs per share (equivalent to approximately $17 per share based on the exchange rate at December 31, 1997). Members of the senior management of the Company were not eligible to participate in the Program. In addition, in consideration for the new lower exercise price, participating employees were required to relinquish their rights to 10% of the number of underlying shares. Approximately 144,000 options were canceled and 130,000 options were granted as a result of the 1996 Exchange Program.

  The Board of Directors approved a second Option Exchange Program on July 28, 1997. The exchange period ended on September 2, 1997. All employees, including executive officers and officers, were eligible to participate in the Program, with the exception however, of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Under the Program, participating employees were permitted to exchange one or

                             BUSINESS OBJECTS S.A.

more of their outstanding options with an exercise price above 50 French francs per share (equivalent to approximately $8 per share based on the exchange rate at September 2, 1997) on a one-for-one basis for new options. In consideration for the new exercise price, the number of shares vested under the new option for the entire twelve months following the exchange date was determined to be equal to only 50% of the shares vested under the old option as of the exchange date. Beginning on September 2, 1998, the new options shall be exercisable to the same extent as the old option would have been, had no exchange taken place. Specific exercisability features of new options granted to French employees were provided in order to eliminate any potential social security costs arising from the exercise of the new options and disposition of underlying shares prior to the expiration of a five-year period from the date of the exchange. Approximately 1,141,000 options were canceled and granted as a result of the 1997 Exchange Program.

  In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period following the grant of the option. The law applies to all options, whatever the grant date, exercised after January 1, 1997.

  The Company has not recorded a liability for social charges which may be assessed for options granted as of December 31, 1997 as the liability, being dependent on future trading values of the Company's shares and the timing of employees' decisions to exercise options and sell the related shares, cannot be estimated. In 1997, the related costs were immaterial.

  Options granted after the adoption of the new law are subject to a minimum holding period on the underlying shares, whereby French optionees will not be allowed to sell or dispose of the shares before the expiration of a 5-year period from the grant date.

 Employee Stock Purchase Plans

  The Company has an Employee Stock Purchase Plan intended to qualify under the provisions of sections 421 and 423 of the 1986 Internal Revenue Code of the United States under which 150,000 shares have been authorized for issuance. Under the terms of the Plan, employees may contribute via payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six month offering period. French employees are not eligible to participate in this Plan. The Company issued 83,971 shares under this Plan during 1997.

  In addition the Company also has an Employee Stock Purchase Plan available to the Company's French employees as part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. 150,000 shares have been authorized for issuance under this Plan. Stock purchases are limited under the Plan to 10% of an employee's compensation received during the offering period. The Company issued 15,802 shares under the Employee Savings Plan during 1997.

 Stock Based Compensation

  Pro forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options for 1997 and 1996 was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 6% and a weighted average expected option life of six months and three years for options granted under Employee Stock Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company's ordinary shares was assumed to be 70% and 60% for 1997 and 1996, respectively.

                             BUSINESS OBJECTS S.A.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net income and pro forma net income per share information):

                                                                   1997   1996
                                                                  ------ ------
     Net income as reported...................................... $2,877 $5,160
     Pro forma net income........................................ $  291 $  836
     Net income per share as reported--basic..................... $ 0.17 $ 0.32
     Pro forma net income per share--basic....................... $ 0.02 $ 0.05
     Net income per share as reported--diluted................... $ 0.17 $ 0.30
     Pro forma net income per share--diluted..................... $ 0.02 $ 0.05

  During the initial phase-in period, as required by FAS 123, the pro forma amounts were determined based on stock option grants in 1996 and 1995. Since pro forma compensation expense is recognized over vesting periods of four years, the pro forma amounts for compensation cost may not be indicative of the pro forma effects of application of FAS 123 on net income and net income per share for future years.

  A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                                        OPTIONS OUTSTANDING
                                                     ---------------------------
                                                                    WEIGHTED
                                          OPTIONS      NUMBER        AVERAGE
                                         AVAILABLE   OF SHARES   PRICE PER SHARE
                                         ----------  ----------  ---------------
                                                                     (IN FF)
     Balance at December 31, 1994.......  1,338,860   1,165,512       10.42
       Granted..........................   (744,200)    744,200       93.92
       Canceled.........................    126,491    (126,491)      32.84
       Exercised........................        --     (405,090)       5.40
                                         ----------  ----------      ------
     Balance at December 31, 1995.......    721,151   1,378,131       54.93
       Shares reserved..................  1,000,000         --          --
       Granted.......................... (1,097,326)  1,097,326      108.84
       Canceled.........................    501,856    (501,856)     129.63
       Exercised........................        --     (211,511)      25.12
                                         ----------  ----------      ------
     Balance at December 31, 1996.......  1,125,681   1,762,090       70.80
       Shares reserved..................  1,000,000         --          --
       Granted.......................... (2,176,576)  2,176,576       54.17
       Canceled.........................  1,464,038  (1,464,038)      82.54
       Exercised........................        --    ( 285,366)       9.20
                                         ----------  ----------      ------
     Balance at December 31, 1997.......  1,413,143   2,189,262       54.32
                                         ==========  ==========      ======

  Options to purchase approximately 392,000 shares were exercisable at December 31, 1997.

                             BUSINESS OBJECTS S.A.

  The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 1997:

                              STOCK OPTIONS OUTSTANDING      STOCK OPTIONS EXERCISABLE
                         ----------------------------------- ---------------------------
                                       WEIGHTED
                                       AVERAGE      WEIGHTED                 WEIGHTED
                                      REMAINING     AVERAGE                  AVERAGE
        RANGE OF         NUMBER OF CONTRACTUAL LIFE EXERCISE   NUMBER OF     EXERCISE
    EXERCISE PRICES       SHARES       IN YEARS      PRICE      SHARES        PRICE
    ---------------      --------- ---------------- -------- ------------- -------------
FF  1.78-FF 11.67.......    87,874       5.46       FF  7.68        86,008      FF  7.61
FF 24.56-FF 67.77....... 1,634,718       9.19       FF 48.55       169,476      FF 46.40
FF 72.79-FF 98.59.......   427,525       8.72       FF 80.54       116,711      FF 85.92
FF110.02-FF114.49.......    39,145       7.53       FF113.50        19,800      FF113.50
                         ---------                            ------------
  All options........... 2,189,262       8.92       FF 54.32       391,995      FF 53.05
                         =========                            ============

  For certain options granted, the Company recognized as compensation the excess of the fair value of the common stock issuable upon exercise of such options over the aggregate exercise prices of such options. The compensation expense is amortized ratably over the vesting period of the options. Unearned compensation at December 31, 1997 and 1996 was $0 and $62,000 respectively. The exchange rate at December 31, 1997 was approximately 6 French francs per U.S. dollar.

 Warrants

  In October 1993, the Board of Directors approved the issuance of warrants to purchase 30,000 Class B shares to a Director with an exercise price of FF 5.52 per share (equivalent to approximately $1 per share based on the exchange rate at December 31, 1997), vesting at a rate of 25% per year from January 31, 1993. The warrants were issued in April 1994 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants as determined in October 1993 was insignificant. 7,500 warrants were exercised during 1997.

  On April 25, 1995, the Board of Directors approved the issuance of warrants to purchase 12,000 shares to a Director with an exercise price of FF 72.79 per share (equivalent to approximately $12 per share based on the exchange rate at December 31, 1997), vesting at a rate of 33.33% per year from June 22, 1995. The warrants were issued in June 1995 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants as determined in April 1995 was immaterial. As of December 31, 1997, all of such warrants were outstanding.

  On April 28, 1997, the Board of Directors approved the issuance of warrants to purchase 12,000 shares to four Directors, representing 48,000 shares in total, with an exercise price of FF 55.33 per share (equivalent to approximately $9 per share based on the exchange rate at December 31, 1997). These warrants vest monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants as determined in April 1997 was immaterial. As of December 31, 1997, all of such warrants were outstanding.

9. EMPLOYEE SAVINGS PLANS

  During 1991, the Company established an Employee Savings Plan that allows voluntary tax deferred contributions by all full-time employees who are employed by the Company's French entity and have completed a trial period. In 1995, the Employee Savings Plan was amended to allow these employees to purchase shares of

                             BUSINESS OBJECTS S.A.

the Company. Eligible employees may contribute up to 25% of pretax earnings to the Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase shares of the Company. See Employee Stock Purchase Plans. The Company does not match employee contributions.

  The Company is subject to a Statutory Profit Sharing Plan (Statutory Plan) for substantially all of the employees of its French entity. Contributions under the Statutory Plan are based on a formula prescribed by French law. In addition, employees of the Company's French entity may receive contributions from a separate profit sharing plan sponsored by the Company (Company Plan). Contributions under the Company Plan are based on the achievement of certain goals established by the Board of Directors. Contributions under the Company Plan are reduced by contributions required to be made under the Statutory Plan.

  The Company's subsidiary in the United States has a defined contribution 401(k) plan covering substantially all of its employees. Participants may elect to contribute up to 15% of their compensation to this plan up to the statutory maximum amount. The Company can make discretionary contributions to the plan determined solely by the Board of Directors. The Company has not made any contributions to the plan through December 31, 1997.

10. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per ADS and per share (in thousands, except per ADS and per share amounts):

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
   Numerator:
     Net income.......................................  $ 2,877 $ 5,160 $ 8,048
                                                        ------- ------- -------
   Denominator:
     Weighted average ADS and shares outstanding......   16,624  16,265  15,843
                                                        ------- ------- -------
   Denominator for basic earnings per ADS and per
    share.............................................   16,624  16,265  15,843
   Incremental common shares attributable to shares
    issuable under employee stock plans and warrants .      252     659     654
                                                        ------- ------- -------
   Denominator for diluted earnings per ADS and per
    share.............................................   16,876  16,924  16,497
                                                        ======= ======= =======
   Net income per ADS and per share--basic............  $  0.17 $  0.32 $  0.51
                                                        ======= ======= =======
   Net income per ADS and per share--diluted..........  $  0.17 $  0.30 $  0.49
                                                        ======= ======= =======

11. INCOME TAXES

Income before provision for income taxes consists of the following (in thousands):

                                                               DECEMBER 31,
                                                           ---------------------
                                                            1997   1996   1995
                                                           ------ ------ -------
   France................................................. $2,589 $5,582 $ 9,175
   Rest of world..........................................  3,216  3,315   2,836
                                                           ------ ------ -------
     Total................................................ $5,805 $8,897 $12,011
                                                           ====== ====== =======

                             BUSINESS OBJECTS S.A.

  The provision for income taxes consists of the following (in thousands):

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
   Current:
     France............................................. $1,288  $1,973  $3,645
     Rest of world......................................  2,300   1,756   1,037
                                                         ------  ------  ------
       Total Current....................................  3,588   3,729   4,682
   Deferred:
     France.............................................   (254)    292    (729)
     Rest of world......................................   (150)   (284)     10
                                                         ------  ------  ------
       Total deferred...................................   (404)      8    (719)
                                                         ------  ------  ------
                                                         $3,184  $3,737  $3,963
                                                         ======  ======  ======

  A reconciliation of income taxes computed at the French statutory rate (36.7% in 1995 and 1996 and 41.7% in 1997) to the provision for income taxes is as follows (in thousands):

                                                            DECEMBER 31,
                                                        ----------------------
                                                         1997    1996    1995
                                                        ------  ------  ------
   Income tax provision computed at the French
    statutory rate..................................... $2,420  $3,261  $4,404
   Use of prior loss carryforwards and decrease in
    valuation allowance................................    --     (190)   (477)
   Research credits....................................    --      --   (1,038)
   Operating losses and tax credits not utilized.......    779     228     492
   Non-deductible provisions...........................    149     340     609
   Other individually immaterial items.................   (164)     98     (27)
                                                        ------  ------  ------
                                                        $3,184  $3,737  $3,963
                                                        ======  ======  ======

  Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
   Deferred tax assets:
     Net operating loss carryforwards........................... $4,283  $2,863
     Deferred revenue...........................................    986     431
     Accrued bonuses and compensation...........................    363     266
     Allowance for doubtful accounts............................    415     291
     Other reserves and accruals not currently deductible.......    800     517
     Other......................................................    229     244
                                                                 ------  ------
       Total deferred tax assets................................  7,076   4,612
       Valuation allowance...................................... (5,649) (3,493)
                                                                 ------  ------
                                                                  1,427   1,119
   Deferred tax liabilities:
     Exchange loss in shareholders' equity......................    (62)    (55)
     Other......................................................   (180)   (119)
                                                                 ------  ------
       Total deferred tax liabilities...........................   (242)   (174)
                                                                 ------  ------
       Net deferred tax assets.................................. $1,185  $  945
                                                                 ======  ======

                             BUSINESS OBJECTS S.A.

  Approximately $ 3.5 million of the valuation allowance is attributed to stock options, the benefit of which will be credited to additional paid-in capital when realized.

  As of December 31, 1997, the Company has U.S. federal and state net operating loss carryforwards of approximately $7.6 million and $2.9 million respectively. These net operating loss carryforwards will expire in the years 1998 through 2013, if not utilized. Utilization of the net operating loss carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state tax provisions. The net operating loss carryforwards in the United States are primarily attributable to deductions for stock options, the benefit of which will be credited to additional paid-in capital when realized. The Company also has German, Singapore, Canadian, and Italian net operating loss carryforwards of approximately $2.5 million, $0.5 million, $0.3 million, and $0.2 million respectively. Tax losses in Singapore and Germany may be carried forward indefinitely. Tax losses in Canada and Italy may be carried forward for seven years and five years respectively. Pursuant to the Singaporian Tax Code, use of net operating losses may be limited if certain changes in ownership occur. The utilization of these net operating loss carryforwards is limited to the future operations of the Company in the tax jurisdictions in which such carryforwards arose.

  The Company received notice from the French tax authorities in 1996 asserting deficiencies in French corporate income taxes for the Company's taxable years 1993 and 1994. The Company contested the asserted deficiencies through the administrative appeals process and has received official notice from the tax authorities that most reassessments are cancelled. The amounts ultimately assessed and accepted by the Company were insignificant to the Company's results of operations.

12. BONUS PLAN

  The Company's Board of Directors determines the amount of cash bonuses and establishes the specific goals upon which awards are based.

                             BUSINESS OBJECTS S.A.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


13. INDUSTRY AND GEOGRAPHIC INFORMATION

  The Company and its subsidiaries operate in one industry segment, the development, marketing and support of enterprise-wide decision support tools. Operations outside of France consist principally of sales, marketing and customer support. Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area. The following is a summary of operations within geographic area:

                           REVENUES   TRANSFERS
                             FROM      BETWEEN
                         UNAFFILIATED GEOGRAPHIC  TOTAL     INCOME (LOSS)  IDENTIFIABLE
                          CUSTOMERS     AREAS    REVENUES  FROM OPERATIONS    ASSETS
                         ------------ ---------- --------  --------------- ------------
                             (IN THOUSANDS)
1997:
  France................   $ 27,492    $17,744   $ 45,236      $ 1,288       $63,395
  United Kingdom........     23,394        --      23,394        2,900        16,728
  Rest of Europe........     21,633        --      21,633          196        25,093
  North America.........     34,905        --      34,905       (1,028)       24,641
  Asia Pacific..........      6,829        --       6,829        1,067         5,593
  Eliminations..........        --     (17,744)   (17,744)        (291)      (41,110)
                           --------    -------   --------      -------       -------
                           $114,253    $   --    $114,253      $ 4,132       $94,340
                           ========    =======   ========      =======       =======
1996:
  France................   $ 24,987    $16,098   $ 41,085      $ 3,528       $60,661
  United Kingdom........     17,198        --      17,198        2,531        12,151
  Rest of Europe........     10,274        --      10,274          246         7,140
  North America.........     28,429        --      28,429           81        18,450
  Asia Pacific..........      4,249        --       4,249          667         3,315
  Eliminations..........        --     (16,098)   (16,098)          (5)      (20,947)
                           --------    -------   --------      -------       -------
                           $ 85,137    $   --    $ 85,137      $ 7,048       $80,770
                           ========    =======   ========      =======       =======
1995:
  France................   $ 18,470    $11,435   $ 29,905      $ 5,420       $60,312
  United Kingdom........     10,711        --      10,711        2,267         7,558
  Rest of Europe........      7,913        --       7,913        1,236         3,319
  North America.........     22,246        --      22,246        1,385        11,825
  Asia Pacific..........      1,266        --       1,266         (377)        1,801
  Eliminations..........        --     (11,435)   (11,435)          81       (13,802)
                           --------    -------   --------      -------       -------
                           $ 60,606    $   --    $ 60,606      $10,012       $71,013
                           ========    =======   ========      =======       =======

  The Company does not have any customer representing 10% or more of the Company's revenues.

14. RELATED PARTY TRANSACTIONS

  During June 1997, the Company loaned $200,000 to one of the its executive officers. The loan is secured by a deed of trust, and bears interest at the rate of 6.23% per annum. Principal and interest are due on July 1, 1999. The loan is included in other assets in the consolidated balance sheet at December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Election of Directors--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)1.FINANCIAL STATEMENTS

        See Item 8 of this Form 10-K.

    2.FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule of the Company for each of the years ended December 31, 1997, 1996 and 1995 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
         Schedule II-Valuation and Qualifying Accounts...................   54

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

    3.EXHIBITS

        The exhibits listed in the accompanying index to exhibits are filed as part of this report.

  (B)REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 31, 1998                      Business Objects S.A.

                                                   /s/ BERNARD LIAUTAUD
                                          By: _________________________________
                                                      Bernard Liataud
                                                  Chairman of the Board,
                                               President and Chief Executive
                                                          Officer

  KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard Liautaud and Clifton T. Weatherford, jointly and severally, his attorneys-in fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

/s/ Bernard Liautaud                 Chairman of the Board,          March 31, 1998
____________________________________ President and Chief
   Bernard Liautaud                  Executive Officer (Principal
                                     Executive Officer)

/s/ Clifton T. Weatherford           Chief Financial Officer and     March 31, 1998
____________________________________ Senior Group Vice President
   Clifton T. Weatherford            (Principal Financial and
                                     Accounting Officer)

/s/ Denis Payre                      Director                        March 31, 1998
____________________________________
   Denis Payre

/s/ Arnold Silverman                 Director                        March 31, 1998
____________________________________
   Arnold Silverman

/s/ Philippe Claude                  Director                        March 31, 1998
____________________________________
   Philippe Claude

/s/ Vincent Worms                    Director                        March 31, 1998
____________________________________
   Vincent Worms

/s/ Albert Eisenstat                 Director                        March 31, 1998
____________________________________
   Albert Eisenstat

                             BUSINESS OBJECTS S.A.

                               INDEX TO EXHIBITS
                                 [ITEM 14 (A)]

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.0*   Status or Charter of the Company (English translation), is incorporated herein by reference to Exhibit 3.1 filed with the
         Company's Registration Statement on Form S-8 filed with the SEC on
         December 11, 1997 (File No. 333-42063).
  3.1    Bylaws of the Company, as amended, dated February 10, 1998.
  4.0*   Form of Deposit Agreement, dated as of May 8, 1996, among Business
         Objects S.A., the Bank of New York, as Depositary, and holder from time to time of American Depositary Shares issued thereunder
         (including as an exhibit the form of American Depositary Receipt and the form of side agreement) is incorporated herein by reference to
         Exhibit 4.1(1) filed with the Company's Registration Statement on Form
         S-8 (File No. 333-5542).
 10.0    Lincoln Park Lease Agreement by and between Metropolitan Life
         Insurance Company and the Company dated January 18, 1996, as amended, and assignment of interest to Speiker Properties, L.P.
 10.1    Office Building Lease by and between Nabarro Nathanson, D.J. Downing,
         J.M. Jones Properties Limited and the Company dated March 6, 1996.
 10.2    Commercial Lease by and between Foncierne Chaptal and the Company dated June 4, 1996.
 10.3*   1991 Stock Option Plan is incorporated herein by reference to Exhibit
         10.2 filed with the Company's Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
 10.4*   1993 Stock Option Plan is incorporated herein by reference to Exhibit
         10.3 filed with the Company's Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
 10.5*   1994 Stock Option Plan is incorporated herein by reference to Exhibit
         4.2 filed with the Company's Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
 10.6    Promissory Note issued by Dave Ellett, Chief Operating Officer of the
         Company, to the Company dated June 23, 1997.
 10.7*   1995 International Employee Stock Purchase Plan, amended, is incorporated herein by reference to Exhibit 4.2 filed with the
         Company's Registration Statement on Form S-8 filed with the SEC on
         December 11, 1997 ( File No. 333-42063).
 10.8*   French Employee Savings Plan is incorporated herein by reference to
         Exhibit 4.3 filed with the Company's filed with the SEC on December
         11, 1997 ( File No. 333-42063).
 10.9*   Summary: in English of 1992 Grant by the French Ministry of the
         Economy, Finance and the Budget is incorporated herein by reference to
         Exhibit 10.4 filed with the Company's Registration Statement on Form
         F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
 10.10*  Stock subscription warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration
         Statement on Form S-8 filed with the SEC on September 5, 1995 (File
         No. 333-96598).
 10.11*  Stock subscription warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration
         Statement on Form S-8 filed with the SEC on September 5, 1995 (File
         No. 333-96598).
 10.12*  Stock subscription warrant for Philippe Claude dated June 19, 1997 is incorporated herein by reference to Exhibit 4.2 filed with the
         Company's Registration Statement on Form S-8 filed with the SEC on
         December 11, 1997 (File No. 333-42059).

 EXHIBIT
 NUMBER                            DESCRIPTION
 -------                           -----------
 10.13*  Stock subscription warrant for Albert Eisenstat dated June 19,
         1997 is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
 10.14*  Stock subscription warrant for Arnold Silverman dated June 19,
         1997 is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
 10.15*  Stock subscription warrant for Vincent Worms dated June 19,
         1997 is incorporated herein by reference to Exhibit 4.5 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
 10.16+  Value Added Reseller Agreement for Visigenics Products with
         Reseller Rights dated March 27, 1997, by and between the
         Company.
 21.0    List of Subsidiaries of the Company.
 23.0    Consent of Ernst & Young, LLP, Independent Auditors.
 24.0    Power of Attorney is herein referenced to the Signature page of this Annual Report on Form 10-K.
 27.0    Financial Data Schedule

--------
*  Previously filed.
+ Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. (S)(S) 200.80(b)(4), 200.83 and 230.46.

                             BUSINESS OBJECTS S.A.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE      CHARGED    CHARGED   BALANCE
                                    AT BEGINNING   TO COSTS   TO OTHER  AT END
                                     OF PERIOD   AND EXPENSES ACCOUNTS OF PERIOD
                                    ------------ ------------ -------- ---------
Allowance for doubtful accounts:
  Year ending December 31, 1995....    $  440        $419        --     $  859
  Year ending December 31, 1996....    $  859        $201        --     $1,060
  Year ending December 31, 1997....    $1,060        $508        --     $1,568