Form 10-Q
period 1998-03-31
BUSINESS OBJECTS SA
filed 1998-05-14
CIK 928753

______________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (408) 953-6000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes____X___                    No_________



The number of outstanding shares of each of the issuer's classes of capital or common stock as of April 30, 1998 was 16,915,865 Ordinary Shares of 1 French Franc nominal value, including 14,304,145 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

______________________________________________________________________________

                             BUSINESS OBJECTS S.A.
                                     INDEX


PART I.   FINANCIAL INFORMATION                                   PAGE

Item 1.   Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at
          March 31, 1998 and December 31, 1997                      3

          Condensed Consolidated Statements of Income for the
          three months ended March 31, 1998 and 1997                4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1998 and 1997                5

          Notes to Condensed Consolidated Financial Statements      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9

PART II.  OTHER INFORMATION                                         20

SIGNATURES                                                          21

                             BUSINESS OBJECTS S.A.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per ordinary share amounts)

                                                           March 31, 1998    December 31, 1997
                                                          ----------------   -----------------
                                                             (Unaudited)         (Note)
ASSETS
Current assets:
     Cash and cash equivalents                             $    35,238        $       36,508
     Short-term investments                                      9,639                 2,505
     Accounts receivable, net                                   30,941                35,113
     Other current assets                                        5,789                 5,894
                                                          ----------------   ----------------
          Total current assets                                  81,607                80,020


Goodwill, net                                                    1,228                 1,626
Property and equipment, net                                     12,127                12,020
Other assets                                                       780                   674
                                                          ----------------   ----------------
          Total assets                                     $    95,742        $       94,340
                                                           ===============   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $     6,710        $        8,089
     Accrued payroll and related expenses                       10,609                 9,944
     Deferred revenue                                           16,329                16,825
     Other current liabilities                                  10,486                 8,683
                                                          ----------------   ----------------
          Total current liabilities                             44,134                43,541

Shareholders' equity
     Ordinary shares, FRF 1 nominal value ($0.16 U.S.):
        Authorized and outstanding- 16,848 and 16,778 at
        March 31, 1998 and December 31, 1997, respectively       3,095                 3,084
     Additional paid-in capital                                 34,836                34,270
     Retained earnings                                          19,487                18,107
     Cumulative translation adjustment                          (5,810)               (4,662)
                                                          ---------------    ----------------
          Total shareholders' equity                            51,608                50,799
                                                          ---------------    ----------------
             Total liabilities and shareholders' equity    $    95,742        $       94,340
                                                           ===============   ================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (In thousands, except per ADS and per share data; unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                 1998                  1997
                                         ------------              ------------
Revenues:
     License fees                          $   23,422               $   16,739
     Services                                  11,143                    6,650
                                          ------------              ------------
          Total revenues                       34,565                   23,389
Cost of revenues:
     License fees                                 687                      820
     Services                                   4,787                    2,366
                                          ------------              ------------
          Total cost of revenues                5,474                    3,186
                                          ------------              ------------
Gross margin                                   29,091                   20,203
Operating expenses:
     Sales and marketing                       19,796                   14,141
     Research and development                   4,134                    3,136
     General and administrative                 3,216                    2,086
                                          ------------              ------------
          Total operating expenses             27,146                   19,363
                                          ------------              ------------
Income from operations                          1,945                      840
Interest and other income, net                    387                      912
                                          ------------              ------------
Income before provision for income taxes        2,332                    1,752
Provision for income taxes                       (952)                    (736)
                                          ------------              ------------
Net income                                 $    1,380               $    1,016
                                          ============              ============

Basic net income per ADS and per share     $     0.08               $     0.06
                                          ============              ============

ADS and shares used in computing basic
     net income per ADS and per share          16,782                   16,417
                                          ============              ============

Diluted net income per ADS and per share   $     0.08               $     0.06
                                          ============              ============

ADS and shares used in computing diluted
     net income per ADS and per share          17,439                   16,672
                                           ===========               ===========

See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                        1998        1997
                                                      --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  1,380    $   1,016
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          1,127          862
  Amortization of goodwill                                 310            -
  Compensation expense                                       -          (44)
  Deferred income taxes                                      -            2
  Changes in operating assets and liabilities:
   Accounts receivable                                   3,748          107
   Other assets                                         (1,394)        (616)
   Accounts payable                                     (1,221)         303
   Accrued payroll and related expenses                    831       (1,128)
   Deferred revenue                                       (377)       1,054
   Other current liabilities                             3,180         (801)
                                                      --------    ---------
Net cash provided by operating activities                7,674          755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                     (1,493)      (2,072)
Purchases of short-term investments                    (14,610)     (25,775)
Proceeds from sales of short-term investments            7,327       25,245
                                                      --------    ---------
Net cash used for investing activities                  (8,776)      (2,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations            (16)         (33)
Issuance of ordinary shares                                577          243
                                                      --------    ---------
Net cash provided by financing activities                  561          210
Effect of foreign exchange rate changes on cash and
 cash equivalents                                         (729)      (1,422)
                                                      --------    ---------
Net decrease in cash and cash equivalents               (1,270)      (3,059)
Cash and cash equivalents at the beginning
 of the year                                            36,508       21,862
                                                      --------    ---------
Cash and cash equivalents at end of the year          $ 35,328    $  18,803
                                                      ========    =========

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                          $    664    $     457

See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable are stated net of allowances for doubtful accounts of $1,570,000 and $1,568,000 at March 31, 1998 and December 31, 1997,
    respectively.

4.  REVENUE RECOGNITION

    On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which superceded Statement of Position No. 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-1. Any amendments after January 1, 1998 to arrangements with effective dates prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse effect on the Company's business or on the Company's reported revenues and earnings for the quarter ended March 31, 1998.

    In accordance with SOP 97-2, revenue from product licensing revenue is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

    On March 31, 1998, Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) was issued. SOP 98-4 defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect.

5.  SALES RETURNS AND WARRANTIES

    The Company's distributors do not have the right to return merchandise for credit or refund. Any other potential sales returns are covered by the Company's allowance for doubtful accounts. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date.

6.  NET INCOME PER ADS AND PER SHARE

    The Company's ordinary shares are traded in the United States in the form of American Depositary Shares ("ADSs"), each ADS representing one ordinary share. Basic net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding. Diluted net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding and dilutive options and warrants calculated under the treasury stock method.

    The following table sets forth the computation of basic and diluted net income per ADS and per share:

                                                                                                   Three Months Ended
                     (in thousands, except per ADS and per share amounts)                               March 31,
                                                                                                 1998                1997
                                                                                           ---------------     ----------------
        Numerator:
           Net income...................................................................           $ 1,380              $ 1,016
        Denominator:
           Weighted average ADS and shares outstanding..................................            16,782               16,417
                                                                                           ===============     ================
        Denominator for basic net income per ADS and per share..........................            16,782               16,417
        Incremental ordinary shares attributable to shares issuable
        under employee stock plans and warrants.........................................               657                  507
                                                                                           ----------------    -----------------
        Denominator for diluted net income per ADS and per share........................            17,439               16,924
                                                                                           ===============     ================
        Basic net income per ADS and per share..........................................           $  0.08              $  0.06
                                                                                           ===============     ================
        Diluted net income per ADS and per share........................................           $  0.08              $  0.06
                                                                                           ===============     ================

7.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and the display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

    The Company had total comprehensive income of $172,000 during the first quarter of 1998 and a total comprehensive loss of $2,321,000 during the first quarter of 1997.

8.  RECENT PRONOUNCEMENTS

    During June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement replaces Statement Number 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those described in the line item discussion of the Company's financial statements set forth below and in the section titled "Business Factors". The Company assumes no obligation to update the forward-looking information or such factors.

OVERVIEW

The Company develops, markets and supports decision support software tools for the client/server and intranet markets. The Company's revenues are derived from license fees and charges for services, including consulting, training and maintenance. Revenue from product licensing revenue is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

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

Although the Company has recently been increasing its sales through indirect channels, revenues from such sales channels currently represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to continue to attract indirect channels that will be able to market and support the Company's software effectively. For the quarter ended March 31, 1998, indirect and direct sales represented 37% and 63%, respectively, of total sales.

RESULTS OF OPERATIONS

     The following table sets forth certain items from the Company's condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                                          Percentage of Revenues
                                                             ----------------------------------------------
                                                                            Three months ended
                                                                                 March 31,
                                                                      1998                      1997
                                                             --------------------     ---------------------
     Revenues:
        License fees.........................................                67.8%                     71.6%
        Services.............................................                32.2                      28.4
                                                             --------------------     ---------------------
           Total revenues....................................               100.0                     100.0
     Cost of revenues:
        License fees.........................................                 2.0                       3.5
        Services.............................................                13.8                      10.1
                                                             --------------------     ---------------------

           Total cost of revenues............................                15.8                      13.6
                                                             --------------------     ---------------------
     Gross margin............................................                84.2                      86.4
                                                             --------------------     ---------------------
     Operating expenses:
        Sales and marketing..................................                57.3                      60.5
        Research and development.............................                12.0                      13.4
        General and administrative...........................                 9.3                       8.9
                                                             --------------------     ---------------------
           Total operating expenses..........................                78.5                      82.8
                                                             --------------------     ---------------------
     Income from operations..................................                 5.6                       3.6
     Net interest income and other...........................                 1.1                       3.9
                                                             --------------------     ---------------------
     Income before provision for income taxes................                 6.7                       7.5
     Provision for income taxes..............................                (2.8)                     (3.1)
                                                             --------------------     ---------------------
     Net income..............................................                 4.0%                      4.3%
                                                             ====================     =====================
     Gross margin
        License fees.........................................                97.1%                     95.1%
        Services.............................................                57.0%                     64.4%

     The following table sets forth, for the periods indicated, the geographic source of the Company's revenues:

                                                                     Percentage of Total Revenues
                                                             ------------------------------------------
                                                                          Three months ended
                                                                               March 31,
                                                                      1998                    1997
                                                             --------------------     -----------------
        Europe...............................................                  65%                   65%
        North America........................................                  27%                   29%
        Asia/Pacific.........................................                   8%                    6%
                                                             --------------------     -----------------
             Total...........................................                 100%                  100%
                                                             ====================     =================

  LICENSE FEES.   Revenues from license fees were $23.4 and $16.7 million for the quarters ended March 31, 1998 and 1997, respectively, an increase of $6.7 million or 40%, compared to the first quarter of 1997. The increase in license fees primarily reflected increased unit license sales of the Company's software products. The Company plans to continue to enhance its current software and develop new products. As a result, the Company anticipates that license fees, which represented approximately 68% and 72% of the Company's total revenues in the first quarter of 1998 and 1997, respectively, (substantially all of which consisted of licenses of BusinessObjects), will continue to represent a majority of its revenues for the foreseeable future.

  The decrease in license revenue as a percent of total revenue for the first quarter of 1998 as compared to the first quarter of 1997 was due primarily to an increase in the Company's installed base, which resulted in an increase in maintenance revenue, and increased customer demand for consulting and training services. It is expected that the percentage of license revenues to total revenues will continue to decrease in the future as the growth in service revenue exceeds the growth in license revenue. The Company expects that the market penetration by, and number of the Company's competitors will increase, and, as a result, the growth rate in the Company's license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

  SERVICES. Revenues from services consist of consulting, training and maintenance revenue, and totaled $11.1 and $6.6 million for the quarters ended March 31, 1998 and 1997, respectively. Revenues from services in the first quarter of 1998 increased approximately $4.5 million or 68% over the first quarter of 1997. The increase in revenues from services was due primarily to increases in maintenance revenues related to increases in the Company's installed customer base and the renewal of support contracts, and to increases in training and consulting revenues. As market penetration by, and the number of competitors increase, the growth rate of the Company's installed base and, consequently, maintenance revenues may not be as high as growth rates achieved in the past. The Company anticipates increasing its efforts in selling maintenance, training and consulting services, and expects that service revenues should continue to represent a significant portion of its total revenues.

  COST OF LICENSE FEES.   Cost of license fees, consisting primarily of
materials, packaging, freight and royalties totaled $0.7 and $0.8 million for the three months ended March 31, 1998 and 1997, respectively. Cost of license fees as a percent of revenue decreased from 3.5% for the quarter ending March 31, 1997 to 2.0% for the quarter ending March 31, 1998.

  COST OF SERVICES.   Cost of services, consisting of the cost of providing
consulting, training and maintenance, totaled $4.8 and $2.4 million for the three months ended March 31, 1998 and 1997, respectively, an increase of approximately $2.4 million over the first quarter of 1997. Cost of services as a percent of revenue increased 2.7% from 10.1% for the quarter ending March 31, 1997 to 13.8% for the quarter ending March 31, 1998. The increase in cost of services as a percent of revenue was due primarily due to a change in mix whereby consulting services, which have a lower margin, grew faster than maintenance and training revenues. The increase in expenses in absolute dollars was primarily due to increases in headcount to support the Company's service activities and, to a lesser extent, to the subcontracting of consulting and training activities.

OPERATING EXPENSES

  SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other payroll related expenses such as commissions and amounts paid for product promotion activities. Sales and marketing expenses totaled $19.8 and $14.1 million for the quarters ended March 31, 1998 and 1997, respectively. Sales and marketing increased approximately $5.7 million or 40% over the same period in 1997. The increase in sales and marketing expenses in absolute dollars is attributable to the expansion of the Company's sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but to vary as a percent of revenue in the future.

  RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and other costs. Research and development expenses totaled $4.1 and $3.1 million for the quarters ended March 31, 1998 and 1997, respectively. Research and development increased approximately $1.0 million or 32% over the same period in 1997. The increase in absolute dollars in research and development expenses is due to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. As of March 31, 1998, the Company had not capitalized any software development costs and all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but to vary as a percent of revenue in the future.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, and amortization of goodwill arising from 1997 acquisitions. General and administrative expenses totaled $3.2 and $2.1 million for the quarters ended March 31, 1998 and 1997, respectively. General and administrative expenses increased approximately $1.1 million or 54% over the same period in 1997. The increase in general and administrative expenses in absolute dollars is primarily due to the amortization of goodwill and increases in staffing to support the Company's growth and increases in expenditures for legal and accounting services. Goodwill amortization expense is included in general and administrative expenses and totaled $0.3 million for the quarter ended March 31, 1998 and there was no goodwill amortization expense for the comparable period in 1997. General and administrative expenses are expected to increase in absolute dollars in the future but may vary as a percent of revenue.

INTEREST AND OTHER INCOME, NET

  Interest and other income, net totaled $0.4 million and $0.9 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in interest and other income, net in 1998 compared to 1997 was primarily due to a decrease in net foreign currency exchange gains. Net foreign currency exchange gains totaled $0.1 million for the quarter ended March 31, 1998, versus $0.6 million for the comparable period during 1997. The gain recognized in 1997 was due to realized gains on U.S. dollar denominated intercompany receivables caused by the general strengthening of the U.S. dollar against the French franc. Net interest income remained relatively flat at $0.3 million for the quarters ended March 31, 1998 and 1997.

  As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and the display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity.

INCOME TAXES

  The Company's effective tax rate was 41% and 42% for the three months ended March 31, 1998 and 1997, respectively. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $44.9 million, an increase of $5.9 million from December 31, 1997. The Company generated cash from operations of $7.7 million in the first quarter of 1998, as compared to $0.8 million for the comparable period in 1997. Net cash generated in 1998 resulted primarily from net income increased by non-cash charges for depreciation and amortization expense, a decrease in accounts receivable, and an increase in other current liabilities, offset by a decrease
in accounts payable and an increase in prepaids and other current assets.   The
Company's investing activities consisted primarily of the purchase and sale of short-term investments and included $1.5 million of purchases of property and equipment. The Company also generated cash of $0.6 million from the issuance of ordinary shares under employee stock plans.

  The Company believes that cash from operations together with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for at least the next 12 months.

BUSINESS FACTORS

  Statements contained in this Management Discussion of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q include forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

  Variability of Operating Results; Seasonality. The Company's revenues and operating results can vary, sometimes substantially, from quarter to quarter. License fees are relatively difficult to forecast due to a number of reasons, including the timing of the introduction of products or product enhancements, competition and pricing in the computer software industry, the size and timing of individual license transactions, variability of the Company's sales cycle, customer order deferrals in anticipation of new products and customers' budget changes. The Company's software products are generally shipped as orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks of a quarter. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed, a minor delay in the recognition of specific revenue can cause significant variations in operating results from quarter to quarter and may result in losses. For example, the Company plans to continue to increase its expenditures to fund greater levels of research and development, a larger direct sales and marketing staff, development of new distribution and resale channels, broader customer support capability and the additional general and administrative staffing necessary to support these functions. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's results of operations and financial condition could be materially and adversely affected.

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

  Dependence on Principal Product. The Company generated the majority of its total revenues from licenses of BusinessObjects in the first quarter of 1998, and the Company expects that revenues from such licenses will continue to represent a substantial majority of its total revenues for the foreseeable future. The remaining portion of the Company's total revenues is comprised of revenues from other licensed products and services related to licenses of BusinessObjects. As a result, any factor adversely affecting licenses of BusinessObjects would have a material adverse effect on the Company. The Company's future financial performance will depend in part on the Company's successful development and introduction, and customer acceptance of new and enhanced versions of BusinessObjects and other products. In addition, competitive pressures or other factors may result in significant price erosion for BusinessObjects that could have a material adverse effect on the Company's results of operations and financial condition.

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

  During the first quarter of 1998, the Company generated approximately 27% of its revenues from its operations in North America. This market is highly competitive. The Company believes that its continued success is partly dependent on its ability to operate successfully in this geographic region. Marketing activities and purchasing decisions made by companies in this region influence purchasing decisions made by companies on a worldwide basis. The inability of the Company to compete successfully in this region, or the ineffectiveness of its marketing activities, could have a material adverse effect on the Company's results of operations and financial condition.

  Although the Company has recently been increasing its sales through indirect channels, revenues from such sales channels currently represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to continue to attract indirect channels that will be able to market and support the Company's software effectively. For the quarter ended March 31, 1998, indirect and direct sales represented 37% and 63%, respectively, of total sales.

  Rapid Technological Change and New Products.   The market for decision support
tools is characterized by frequent product introductions and rapid technological change. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by developing enhancements and new products in a timely manner that keeps pace with technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to the Company's existing products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such new products and enhancements or that such new products and enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. There can be no assurance that the introduction of new product offerings by the Company or the Company's competitors will not cause customers to deter or forego purchases of current versions of the Company's products, which could have a material adverse effect on the Company's results of operations and financial condition.

  Risks of Software Defects. Software products, as internally complex as Business Objects, frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. There can be no assurance that, despite testing by the Company, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect on the Company's results of operations and financial condition.

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

  Patents and Intellectual Property Protection. The Company currently has one patent issued in the United States relating to a "Relational Database Access System Using Semantically Dynamic Objects". The Company is currently engaged in litigation asserting that one of its competitors infringes this patent. There can be no assurance that any current or future patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company believes that it owns or has licensed all proprietary rights relating to its software. The Company relies on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its software. Despite the Company's efforts, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. In addition, although the Company's name together with its logo is registered as a trademark in France, the United States, and a number of other countries, it may be difficult for the Company to assert ownership rights in the name "Business Objects". Policing unauthorized use of the Company's products by customers or preventing the name of the Company's software from becoming part of the public domain is difficult. The laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States or France. Under French law, the rights of the Company in its software are not patentable but are protected under copyright law and infringements by third parties can be enjoined. While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that factors such as the technical expertise and innovation skills of its personnel, its name recognition and ongoing product support and enhancement may be more significant in maintaining the Company's competitive position.

  The Company licenses its software products to customers on a non-exclusive, non-transferable basis. License agreements typically provide that the licensed product may be used solely for the customer's internal operations and for a specified number of named or concurrent users. With respect to US customers, the Company may rely on "shrink-wrap" license agreements for the protection of its products. A "shrink-wrap" license agreement is a printed license agreement included within the packaged software that sets forth the terms and conditions under which the purchaser can use the products. Such license agreements take effect upon the opening of the product package.

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

  The Company has entered into source code escrow agreements with a limited number of its distributors and end users requiring release of source code under certain circumstances. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code escrow agreements may increase the likelihood of misappropriation by third parties.

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

  Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. Although this region accounted for only 8% of the Company's consolidated revenues in the first quarter of 1998, these weaknesses could adversely affect demand for the Company's product and the U.S. dollar value of the Company's foreign currency denominated sales in this region and ultimately the Company's consolidated results of operations.

  In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date if the employee disposes of the shares before the expiration of a five-year period following the grant of the option. The total of the social contributions and taxes may be up to 45% of the difference in value. The law applies to all options granted to France-based employees, whatever the grant date, exercised after January 1, 1997.

  Options granted to French employees subsequent to December 31, 1996, are subject to a minimum 5-year holding period on the underlying shares, whereby France-based optionees will not be allowed to sell or dispose of the shares before the expiration of a 5-year period from the grant date.

  The Company has not recorded a liability for any French social contributions and taxes which may be assessed for options granted to France-based employees as of December 31, 1996 as the liability, being dependent on future trading values of the Company's shares and the timing of employees' decisions to exercise options and sell the related shares, cannot be estimated. The Company also does not consider that the liability is probable at March 31, 1998 due to the income tax disincentives to employees of exercising options and selling the shares in less than a five-year period.

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

  Impact of the Year 2000 Issue.   Many installed computers systems and software
products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century or earlier dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is currently expending sufficient resources to review its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such products, services and systems to comply with year 2000 requirements, which could have a material adverse effect on the Company's operating results. Based on the Company's assessment to date, most newly introduced products and services of the Company are year 2000 compliant; however, some of the Company's customers are running older versions of the Company's products that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial condition.

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

  The Company is also involved in various legal proceedings arising in the ordinary course of business.

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

          Not applicable.

  Item 2. Changes in Securities

          Not applicable.

  Item 3. Defaults Upon Senior Securities

          Not applicable.

  Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

  Item 5. Other information

          Not applicable.

  Item 6. Exhibits and Current Reports on Form 8-K

          a)  Exhibits

              27.1  Financial Data Schedule

          b)  Reports on Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUSINESS OBJECTS S.A.


Date:  May 14, 1998           By:     /s/ Bernard Liautaud
                                 -------------------------------------
                                          Bernard Liautaud
                                       Chief Executive Officer


Date:  May 14, 1998           By:     /s/ Clifton T. Weatherford
                                 -------------------------------------
                                          Clifton T. Weatherford
                                       Chief Financial Officer