Form 10-K/A
period 1997-12-31
BUSINESS OBJECTS SA
filed 1998-06-03
CIK 928753

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ______________________________
                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to

                        Commission File Number: 0-24720

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

  Securities registered or to be registered pursuant to Section 12(b) of the
  Act: None

                         ______________________________

  Securities registered or to be registered pursuant to Section 12(g) of the
  Act:

       Title of each class:        Name of each exchange on which registered:
       --------------------        ------------------------------------------
  American Depositary Shares, each
   representing one Ordinary Share            Nasdaq National Market
  Ordinary Shares                             Nasdaq National Market*

  * Not for trading, but only in connection with the American Depositary Shares.
                         ______________________________
  Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None
                         ______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X] Yes       [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held June 18, 1998.

                           _________________________

     Unless otherwise stated, references herein to the "Company" or to "Business Objects" are to Business Objects S.A. and its consolidated subsidiaries.

                           _________________________

                                  TRADEMARKS

     BusinessObjects, the Business Objects logo, BusinessQuery, BusinessMiner, BusinessAnalyzer, Microcube, PowerReport, Rapid Deployment Template, ReportScript, Semantically Dynamic, SmartSpace, Universe Repository and WebIntelligence are registered trademarks of Business Objects S.A. All other trademarks or trade names referenced to in this Annual Report on form 10-K are the property of their respective owners.

                          ___________________________

                               REPORTING CURRENCY

     All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

                          __________________________

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

     The undersigned Registrant hereby amends the Cover Page of its Annual Report on Form 10-K for the year ended December 31, 1997 to report a change in the date of the Company's Annual Meeting of Shareholders from June 3, 1998 to June 18, 1998.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


  BUSINESS OBJECTS S.A.

  Date:  June 3, 1998                          By: /s/  BERNARD LIAUTAUD
                                                   ---------------------
                                                      Bernard Liautaud
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer


  Date:  June 3, 1998                          By: /s/  CLIFTON T. WEATHERFORD
                                                   ---------------------------
                                                      Clifton T. Weatherford
                                                      Chief Financial Officer
                                                     and Senior Group Vice
                                                     President