Form 10-Q/A
period 1998-03-31
BUSINESS OBJECTS SA
filed 1998-06-03
CIK 928753

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

================================================================================

The Company hereby amends its Condensed Consolidated Statements of Cash Flows on Form 10-Q for the quarterly period ending March 31, 1998 to correct an inadvertent typographical error in Depreciation and amortization as follows:
"$1,127" has been changed to "$1,217".


                             BUSINESS OBJECTS S.A.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands; unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                      1998          1997
                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $  1,380       $  1,016
 Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                   1,217            862
        Amortization of goodwill                                          310              -
        Compensation expense                                                -            (44)
        Deferred income taxes                                               -              2
        Changes in operating assets and liabilities:
           Accounts receivable                                          3,748            107
           Other assets                                                (1,394)          (616)
           Accounts payable                                            (1,221)           303
           Accrued payroll and related expenses                           831         (1,128)
           Deferred revenue                                              (377)         1,054
           Other current liabilities                                    3,180           (801)
                                                                  ------------  -------------
Net cash provided by operating activities                               7,674            755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (1,493)        (2,072)
Purchases of short-term investments                                   (14,610)       (25,775)
Proceeds from sales of short-term investments                           7,327         25,245
                                                                  ------------  -------------
Net cash used for investing activities                                 (8,776)        (2,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                           (16)           (33)
Issuance of ordinary shares                                               577            243
                                                                  ------------  -------------
Net cash provided by financing activities                                 561            210
Effect of foreign exchange rate changes on cash and
    cash equivalents                                                     (729)        (1,422)
                                                                  ------------  -------------
Net decrease in cash and cash equivalents                              (1,270)        (3,059)
Cash and cash equivalents at the beginning of the year                 36,508         21,862
                                                                  ------------  -------------
Cash and cash equivalents at end of the year                         $ 35,238       $ 18,803
                                                                  ============  =============

Supplemental disclosures of cash flow information:
        Cash paid for income taxes                                   $    664       $    457


See accompanying notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS OBJECTS S.A.

Date:  June 3, 1998                          By: /s/ BERNARD LIAUTAUD
                                                 -------------------------------
                                                       Bernard Liautaud
                                                    Chief Executive Officer


Date:  June 3, 1998                          By: /s/ CLIFTON T. WEATHERFORD
                                                 -------------------------------
                                                     Clifton T. Weatherford
                                                     Chief Financial Officer