Form 10-Q
period 1998-06-30
BUSINESS OBJECTS SA
filed 1998-08-14
CIK 928753

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                             Yes  [X]      No [_]

The number of outstanding shares of each of the issuer's classes of capital or common stock as of July 31, 1998 was 16,961,366 Ordinary Shares of 1 French Franc nominal value, including 14,923,413 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

===============================================================================

                             BUSINESS OBJECTS S.A.
                                     INDEX


PART I.  FINANCIAL INFORMATION                                           Page

Item 1.   Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at
          June 30, 1998 and December 31, 1997                               3

          Condensed Consolidated Statements of Income for the
          three months ended June 30, 1998 and 1997 and the six
          months ended June 30, 1998 and 1997                               4

          Condensed Consolidated Statements of Cash Flows for the
          six  months ended June 30, 1998 and 1997                          5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              21

SIGNATURES                                                                 25

                              BUSINESS OBJECTS S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except per ordinary share amounts)

                                                                    June 30, 1998                  December 31, 1997
                                                                -----------------------         ------------------------
                                                                     (Unaudited)                        (Note)
ASSETS
Current assets:
     Cash and cash equivalents                                               $  45,377                         $ 36,508
     Short-term investments                                                      8,240                            2,505
     Accounts receivable, net                                                   32,593                           35,113
     Other current assets                                                        5,320                            5,894
                                                                -----------------------         ------------------------
          Total current assets                                                  91,530                           80,020

Property and equipment, net                                                     12,629                           12,020
Goodwill, net                                                                    1,909                            1,626
Other assets                                                                       769                              674
                                                                -----------------------         ------------------------
          Total assets                                                       $ 106,837                         $ 94,340
                                                                =======================         ========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $   8,614                         $  8,089
     Accrued payroll and related expenses                                       11,888                            9,944
     Deferred revenue                                                           18,050                           16,825
     Other current liabilities                                                  13,595                            8,683
                                                                -----------------------         ------------------------
          Total current liabilities                                             52,147                           43,541

Shareholders' equity
     Ordinary shares, FRF 1 nominal value ($0.17 U.S.):
        Authorized and outstanding- 16,956 and 16,778 at
        June 30, 1998 and December 31, 1997, respectively                        3,112                            3,084
     Additional paid-in capital                                                 35,615                           34,270
     Retained earnings                                                          21,467                           18,107
     Cumulative translation adjustment                                          (5,504)                          (4,662)
                                                                -----------------------         ------------------------
          Total shareholders' equity                                            54,690                           50,799
                                                                -----------------------         ------------------------
             Total liabilities and shareholders' equity                      $ 106,837                         $ 94,340
                                                                =======================         ========================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per ADS and per share data; unaudited)

                                                       Three Months Ended                           Six Months Ended
                                                            June 30,                                    June 30,
                                                     1998              1997                      1998              1997
                                                ---------------   ---------------           ---------------   ---------------
Revenues:
     License fees                                     $ 25,157          $ 18,032                  $ 48,579          $ 34,771
     Services                                           14,395             8,296                    25,538            14,946
                                                --------------    --------------            --------------    --------------
          Total revenues                                39,552            26,328                    74,117            49,717
Cost of revenues:
     License fees                                          889               739                     1,576             1,560
     Services                                            5,562             2,859                    10,349             5,224
                                                --------------    --------------            --------------    --------------
          Total cost of revenues                         6,451             3,598                    11,925             6,784
                                                --------------    --------------            --------------    --------------
Gross margin                                            33,101            22,730                    62,192            42,933
Operating expenses:
     Sales and marketing                                21,768            17,135                    41,564            31,277
     Research and development                            4,697             3,279                     8,831             6,414
     General and administrative                          3,552             2,660                     6,768             4,746
                                                --------------    --------------            --------------    --------------
          Total operating expenses                      30,017            23,074                    57,163            42,437
                                                --------------    --------------            --------------    --------------
Income/ (loss) from operations                           3,084              (344)                    5,029               496
Interest and other income, net                             398               388                       785             1,300
                                                --------------    --------------            --------------    --------------
Income before provision for income taxes                 3,482                44                     5,814             1,796
Provision for income taxes                              (1,428)              (19)                   (2,380)             (755)
Minority interest                                          (74)               (2)                      (74)               (2)
                                                --------------    --------------            --------------    --------------
Net income                                             $ 1,980              $ 23                    $ 3,360          $ 1,039
                                                ==============    ==============            ==============    ==============

Basic net income per ADS and per share                  $ 0.12            $ 0.00                    $ 0.20            $ 0.06
                                                ==============    ==============            ==============    ==============

ADS and shares used in computing basic
     net income per ADS and per share                   16,942            16,614                    16,865            16,517
                                                ==============    ==============            ==============    ==============

Diluted net income per ADS and per share                $ 0.11            $ 0.00                    $ 0.19            $ 0.06
                                                ==============    ==============            ==============    ==============

ADS and shares used in computing diluted
     net income per ADS and per share                   17,950            16,760                    17,683            16,727
                                                ==============    ==============            ==============    ==============

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                     1998           1997
                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $ 3,360        $ 1,039
 Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                   2,494          1,941
        Amortization of goodwill                                          618            167
        Compensation expense                                                -            (17)
        Deferred income taxes                                               -             (4)
        Changes in operating assets and liabilities:
           Accounts receivable                                          2,200         (4,525)
           Other assets                                                  (896)        (1,519)
           Accounts payable                                               612          2,042
           Accrued payroll and related expenses                         3,729            371
           Deferred revenue                                             1,303          2,932
           Other current liabilities                                    4,599           (722)
                                                                  ------------  -------------
 Net cash provided by operating activities                             18,019          1,705

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (3,212)        (3,974)
 Purchases of intangible assets                                          (982)        (2,566)
 Purchases of short-term investments                                  (26,133)       (42,148)
 Proceeds from sales of short-term investments                         20,462         52,793
                                                                  ------------  -------------
 Net cash provided by (used for) investing activities                  (9,865)         4,105

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations                          (16)           (59)
 Issuance of ordinary shares                                            1,373            557
                                                                  ------------  -------------
 Net cash provided by financing activities                              1,357            498
 Effect of foreign exchange rate changes on cash and
     cash equivalents                                                    (642)        (1,590)
                                                                  ------------  -------------
 Net increase in cash and cash equivalents                              8,869          4,718
 Cash and cash equivalents at the beginning of the period              36,508         21,862
                                                                  ------------  -------------
 Cash and cash equivalents at end of the period                      $ 45,377       $ 26,580
                                                                  ============  =============

See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998

1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable are stated net of allowances for doubtful accounts of $1,720,000 and $1,568,000 at June 30, 1998 and December 31, 1997,
    respectively.

4.  REVENUE RECOGNITION

    On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which superceded Statement of Position No. 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-1. Any amendments after January 1, 1998 to arrangements with effective dates prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse effect on the Company's business or on the Company's reported revenues and earnings for the quarter ended June 30, 1998.

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

5.  SALES RETURNS AND WARRANTIES

    The Company's distributors do not have the right to return merchandise for credit or refund. Any other potential sales returns are covered by the Company's allowances for sales returns and doubtful accounts. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date.

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

    The following table sets forth the computation of basic and diluted net income per ADS and per share:

                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                                    1998             1997             1998             1997
                                                              --------------   --------------    -------------   ---------------
                                                                      (in thousands, except per ADS and per share amounts)
  Net income..................................................       $ 1,980          $    23          $ 3,360           $ 1,039
                                                                     -------          -------          -------           -------
  Basic- Weighted average ADSs and shares outstanding.........        16,942           16,614           16,865            16,517
                                                                     -------          -------          -------           -------
  Incremental ordinary shares attributable to shares issuable
   under employee stock plans and warrants....................         1,008              146              818               210
                                                                     -------          -------          -------           -------
  Diluted- Weighted average ADSs and share outstanding........        17,950           16,760           17,683            16,727
                                                                     =======          =======          =======           =======
  Basic net income per ADS and per share......................       $  0.12          $  0.00          $  0.20           $  0.06
                                                                     =======          =======          =======           =======
  Diluted net income per ADS and per share....................       $  0.11          $  0.00          $  0.19           $  0.06
                                                                     =======          =======          =======           =======


7.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and the display of comprehensive income and its components. FAS 130 also requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity.

    The Company had total comprehensive income of $2,287,000 and $2,518,000 for the three and six month periods ended June 30, 1998, respectively, and a total comprehensive loss of $1,080,000 and $3,401,000 for the three and six month periods ended June 30, 1997, respectively. The difference between total comprehensive income (loss) and net income is caused by the change in the cumulative translation adjustment account during the three and six month periods ended June 30, 1998 and 1997.

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

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

9.  ADDITIONAL INVESTMENT IN MINORITY-OWNED SUBSIDIARY

    During April 1998 the Company exercised its option to acquire an additional 29% of the outstanding shares of its Italian distributor in exchange for $982,000, increasing the Company's ownership interest to 80%. The cost of the additional shares has been fully allocated to goodwill, and is being amortized over a three-year period beginning in April 1998. The purchase agreement provides for a call/put option that gives the Company the right to purchase and the minority shareholder the right to require the Company to purchase the remaining 20% of the shares in 1999 for an amount determined using a net asset and revenue based formula.

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


OVERVIEW

The Company develops, markets and supports decision support software tools for the client/server and internet markets. The Company's revenues are derived from license fees and charges for services, including consulting, training and maintenance. Revenues from product licensing fees are recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenues from software maintenance agreements are recognized ratably over the maintenance period, which in most instances are one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

The Company operates on a multinational basis and a significant portion of its business is conducted in currencies other than the U.S. dollar (mainly the French franc, the British pound sterling, the Italian lira, the German mark, the Dutch guilder and the Japanese yen). Fluctuations in the value of currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Due to the number of currencies involved, the constantly changing currency exposures, and the substantial volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. To date, the Company has not undertaken hedging transactions to cover its currency transaction exposure.

Although the Company has been increasing its sales through indirect channels, revenues from such sales channels currently represent a smaller portion of the Company's total revenues than direct sales. There can be no assurance that the Company will be able to continue to attract indirect channels that will be able to market and support the Company's software effectively. Indirect sales represented 41% and 39% of total sales for the three and six month periods ended June 30, 1998, respectively, and 38% and 40% of total sales for the three and six month periods ended June 30, 1997, respectively.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                                              Percentage of Revenues
                                                 ------------------------------------------------------------------------------
                                                            Three Months Ended                         Six Months Ended
                                                                 June 30,                                  June 30,
                                                 -------------------------------------      -----------------------------------
                                                         1998                 1997                 1998                1997
                                                 -----------------      --------------      ---------------      --------------
Revenues:
   License fees ...........................              63.6%               68.5%                65.5%               69.9%
   Services................................              36.4                31.5                 34.5                30.1
                                              ---------------      --------------      ---------------      --------------
   Total revenue...........................             100.0               100.0                100.0               100.0
                                              ---------------      --------------      ---------------      --------------
Cost of revenues:
   License fees...........................                2.2                 2.8                  2.1                 3.1
   Services...............................               14.1                10.9                 14.0                10.5
                                              ---------------      --------------      ---------------      --------------
   Total cost of revenues.................               16.3                13.7                 16.1                13.6
                                              ---------------      --------------      ---------------      --------------
Gross margin..............................               83.7                86.3                 83.9                86.4
                                              ---------------      --------------      ---------------      --------------
Operating expenses:
   Sales and marketing....................               55.0                65.1                 56.1                62.9
   Research and development...............               11.9                12.4                 11.9                12.9
   General and administrative.............                9.0                10.1                  9.1                 9.5
                                              ---------------      --------------      ---------------      --------------
   Total operating expenses...............               75.9                87.6                 77.1                85.3
                                              ---------------      --------------      ---------------      --------------

Income/ (loss) from operations............                7.8                (1.3)                 6.8                 1.0
Interest and other income, net............                1.0                 1.5                  1.0                 2.6
                                              ---------------      --------------      ---------------      --------------

Income before provision for income taxes..                8.8                 0.2                  7.8                 3.6
Provision for income taxes................               (3.6)               (0.1)                (3.2)               (1.5)
Minority interest.........................               (0.2)               (0.0)                (0.1)               (0.0)
                                              ---------------      --------------      ---------------      --------------
Net income................................                5.0%                0.1%                 4.5%                2.1%
                                              ===============      ==============      ===============      ==============
Gross margin
   License fees...........................               96.5%               95.9%                96.8%               95.5%
   Services...............................               61.4%               65.5%                59.5%               65.0%

  The following table sets forth the geographic source of the Company's revenues:

                                                                           Percentage of Total Revenues
                                                 ------------------------------------------------------------------------------
                                                            Three months ended                         Six months ended
                                                                 June 30,                                  June 30,
                                                 -------------------------------------      -----------------------------------
                                                         1998                 1997                 1998                1997
                                                 -----------------      --------------      ---------------      --------------
Europe........................................                  65%                 66%                  66%                 65%
North America.................................                  30%                 28%                  28%                 29%
Asia/Pacific..................................                   5%                  6%                   6%                  6%
                                                 -----------------      --------------      ---------------      --------------
      Total...................................                 100%                100%                 100%                100%
                                                 =================      ==============      ===============      ==============

  LICENSE FEES. Revenues from license fees were $25.2 million and $18.0 million for the three months ended June 30, 1998 and 1997, respectively, representing a quarter over quarter increase of $7.2 million or 40%. Revenues from license fees were $48.6 million and $34.8 million for the six months ended June 30, 1998 and 1997, respectively, representing a period over period increase of $13.8 million or 40%. The increase in license fees primarily reflected increased unit license sales of the Company's software products. A substantial majority of license revenues consisted of licenses of Business Objects. Revenues from the sale of Webintelligence, the Company's thin client platform, represented approximately 9% and 6% of the Company's total license revenues for the three and six month periods ended June 30, 1998. There were no revenues recognized from the sale of Webintelligence during the comparable periods of 1997.

  The Company anticipates that license fees, which represented approximately 64% and 69% of the Company's total revenues for the three month periods ended June 30, 1998 and 1997, respectively, and approximately 66% and 70% of the Company's total revenues for the six month period ended June 30, 1998 and 1997, respectively will continue to represent a majority of its revenues for the foreseeable future. The decrease in license revenues as a percent of total revenues for the three and six month periods ended June 30, 1998 as compared to the three and six month periods ended June 30, 1997 was due primarily to increased customer demand for consulting and training services and an increase in the Company's installed base, which resulted in an increase in maintenance revenues. It is expected that the percentage of license revenues to total revenues will continue to decrease in the future as the growth in service revenues exceeds the growth in license revenues. The Company expects that the market penetration by, and number of the Company's competitors will increase, and, as a result, the growth rate in the Company's license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

  SERVICES. Revenues from services consist of consulting, training and maintenance revenues, and totaled $14.4 million and $8.3 million for the three month periods ended June 30, 1998 and 1997, respectively, and $25.5 million and $14.9 million for the six month periods ended June 30, 1998 and 1997, respectively. Revenues from services in the second quarter of 1998 increased approximately $6.1 million, or 74%, over the second quarter of 1997, while services in the six months ended June 30, 1998 increased approximately $10.6 million, or 71%, over the six months ended June 30, 1997. The increase in revenues from services for both periods was due primarily to increases in training and consulting revenues, and from increases in maintenance revenues related to increases in the Company's installed customer base and the renewal of support contracts. As market penetration by, and the number of, competitors increase, the growth rate of the Company's installed base and, consequently, the growth rate of the Company's services revenues may not be as high as growth rates achieved in the past. The Company anticipates increasing its efforts in selling maintenance, training and consulting services, and expects that service revenues should continue to represent a significant portion of its total revenues.

  COST OF LICENSE FEES. Cost of license fees consists primarily of materials, packaging, freight and royalties, and totaled $889,00 and $739,000 for the three months ended June 30, 1998 and 1997, respectively, and $1.6 million for both six month periods ended June 30, 1998 and 1997. Cost of license fees as a percent of license fee revenues decreased from 4.1% for the quarter ended June 30, 1997 to 3.5% for the quarter ended June 30, 1998, and from 4.5 % for the six month period ended June 30, 1997 to 3.2% for the quarter ended June 30, 1998.

  COST OF SERVICES. Cost of services consists of the cost of providing consulting, training and maintenance, and totaled $5.6 million and $2.9 million for the three months ended June 30, 1998 and 1997, respectively, and $10.3 million and $5.2 million for the six months ended June 30, 1998 and 1997, respectively. Cost of services increased approximately $2.7 million, or 93%, from the three month period ended June 30, 1997 to the comparable period in 1998, and approximately $5.1 million, or 98%, from the six month period ended June 30, 1997 to the comparable period in 1998. Cost of services as a percent of service revenues increased from 34.5% for the quarter ending June 30, 1997 to 38.6% for the quarter ending June 30, 1998, and from 35.0% for the six months ended June 30, 1997 to 40.5% for the six months ended June 30, 1998. The increase in cost of services as a percent of revenues for both periods was primarily due to the change in mix of services provided, with consulting services, which have a higher cost than maintenance and training revenues, representing a greater portion of total service revenues in the 1998 periods. The increase in expenses in absolute dollars was primarily due to increases in headcount to support the Company's service activities and, to a lesser extent, to the subcontracting of consulting and training activities.

OPERATING EXPENSES

  SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other payroll related expenses such as commissions and amounts paid for product promotion activities. Sales and marketing expenses totaled $21.8 million and $17.1 million for the three months ended June 30, 1998 and 1997, respectively, and $41.6 million and $31.3 million for the six months ended June 30, 1998 and 1997, respectively. Sales and marketing expenses decreased as a percent of total revenues from 65.1% for the quarter ended June 30, 1997 to 55.0% for the comparable quarter in 1998, and from 62.9% for the six month period ended June 30, 1997 to 56.1% for the comparable period in 1998. The decrease in sales and marketing expenses as a percent of total revenues for both periods is primarily due to revenues growing at a faster rate than spending on sales and marketing expenses. The increase in sales and marketing expenses in absolute dollars for both periods is attributable to the expansion of the Company's sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenue in the future.

  RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and other costs. Research and development expenses totaled $4.7 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively, and $8.8 million and $6.4 million for the six months ended June 30, 1998 and 1997, respectively. Research and development expense decreased slightly as a percent of total revenues from 12.4% for the quarter ended June 30, 1997 to 11.9% for the comparable quarter in 1998, and from 12.9% for the six month period ended June 30, 1997 to 11.9% for the comparable period in 1998. The decrease in research and development expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on research and development expenses. The increase in absolute dollars in research and development expenses for both periods is due to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. As of June 30, 1998, the Company had not capitalized any software development costs and all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, and amortization of goodwill arising from acquisitions in 1997 and increases in ownership in 1998. General and administrative expenses totaled $3.6 million and $2.7 million for the three months ended June 30, 1998 and 1997, respectively, and $6.8 million and $4.7 million for the six months ended June 30, 1998 and 1997, respectively. General and administrative expenses decreased as a percent of total revenues from 10.1% for the quarter ended June 30, 1997 to 9.0% for the comparable quarter in 1998, and from 9.5% for the six month period ended June 30, 1997 to 9.1% for the comparable period in 1998. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses. The decrease in general and administrative expenses as a percent of revenues for the quarter ended June 30, 1998 is due primarily to savings in depreciation expense and professional services. The increase in general and administrative expenses in absolute dollars is primarily due to the amortization of goodwill and increases in staffing to support the Company's growth. Goodwill amortization expense is included in general and administrative expenses and totaled $308,000 and $167,000 for the three months ended June 30, 1998 and 1997, respectively, and $618,000 and $167,000 million for the six months ended June 30, 1998 and 1997, respectively. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

INTEREST AND OTHER INCOME, NET

  Interest and other income, net, totaled approximately $0.4 million for both three month periods ended June 30, 1998 and 1997, and $0.8 and $1.3 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in interest and other income, net, for the six months ended June 30, 1997 was primarily due to a decrease in net foreign currency exchange gains. Net foreign currency exchange gains totaled $0.1 million for the six months ended June 30, 1998 versus $0.7 million for the comparable period during 1997. The gain recognized in 1997 was due to realized gains on U.S. dollar denominated intercompany receivables caused by the general strengthening of the U.S. dollar against the French franc. Net interest income increased from $0.3 million for the three months ended June 30, 1997 to $0.5 million for the three months ended June 30, 1998, and from $0.6 million for the six months ended June 30, 1997 to $0.8 million for the six months ended June 30, 1998.

INCOME TAXES

  The Company's effective tax rate was 41% and 43% for the three months ended June 30, 1998 and 1997, respectively, and 41% and 42% for the six months ended June 30, 1998 and 1997. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $53.6 million, an increase of $14.6 million from December 31, 1997. The Company generated cash from operations of $18.0 million for the six months ended June 30, 1998, as compared to $1.7 million for the comparable period in 1997. Net cash generated in 1998 resulted primarily from increased net income and non-cash charges for depreciation and amortization expenses, a decrease in accounts receivable, and increases in accrued payroll and related expenses, deferred revenues and other current liabilities. The Company's investing activities consisted primarily of the purchase and sale of short-term investments, the purchase of $3.2 million of property and equipment, and the exercise of its option to acquire an additional 29% of the outstanding shares of its Italian distributor in exchange for $982,000. The Company also generated cash of $1.4 million from the issuance of ordinary shares under employee stock plans.

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

  Variability of Operating Results; Seasonality.  The Company's revenues and
  ---------------------------------------------
operating results can vary, sometimes substantially, from quarter to quarter. License fees are relatively difficult to forecast due to a number of reasons, including the timing of the introduction of products or product enhancements, competition and pricing in the computer software industry, the size and timing of individual license transactions, variability of the Company's sales cycle, customer order deferrals in anticipation of new products and customers' budget changes. The Company's software products are generally shipped as orders are received. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The Company has often recognized a substantial portion of its revenues in the last month of a quarter, with these revenues frequently concentrated in the last weeks of a quarter. Because the Company's operating expenses are based on anticipated revenues levels and a high percentage of the Company's expenses are relatively fixed, a minor delay in the recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may result in losses. For example, the Company plans to continue to increase its expenditures to fund greater levels of research and development, a larger direct sales and marketing staff, development of new distribution and resale channels, broader customer support capability and the additional general and administrative staffing necessary to support these functions. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's results of operations and financial condition could be materially and adversely affected.

  Similar to many companies in the software industry, the Company generally experiences a lower revenues growth (and may experience a decrease in revenues) in the first quarter of the year than the immediately preceding quarter. The Company believes that this seasonality in revenues has been primarily due to the concentration by some customers of their larger capital purchases in the fourth quarter of the calendar year, and their consequent lower purchasing activity during the following quarter. In addition, the Company's European operations generally have lower revenues in the summer months due to the generally reduced economic activity in Europe at such time, which serves to build up a demand in the fourth quarter.

  Dependence on Principal Product.  The Company generated the majority of its
  -------------------------------
total revenues from licenses of BusinessObjects in the second quarter of 1998 and in all prior periods, and the Company expects that revenues from such licenses will continue to represent a substantial majority of its total revenues for the foreseeable future. The remaining portion of the Company's total revenues is comprised of revenues from other licensed products and services related to licenses of BusinessObjects. As a result, any factor adversely affecting licenses of BusinessObjects would have a material adverse effect on the Company. The Company's future financial performance will depend in part on the Company's successful development and introduction, and customer acceptance of new and enhanced versions of BusinessObjects and other products. In addition, competitive pressures or other factors may result in significant price erosion for BusinessObjects that could have a material adverse effect on the Company's results of operations and financial condition.

  Competition.  The Company's products are specifically targeted at the decision
  -----------
support software tools market. The principal competitive factors affecting the market for the Company's products are ease of use, functionality, product architecture, price, product quality, breadth of distribution, customer support, and name recognition. The Company's products compete in four main market sectors: the query and reporting market; the multidimensional analysis or OLAP market; the emerging desktop data mining market; and the market for integrated products or product suites that provide query, reporting, and analysis. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors, particularly relational database management system vendors, have well-established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's products. These companies could also bundle existing or new products with other more established products in order to compete with the Company. The Company's focus on decision support tools may be a disadvantage in competing with vendors who offer a broader range of products. Furthermore, as the decision support market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

  During the three and six months ended June 30, 1998, the Company generated approximately 30% and 28%, respectively, of its revenues from its operations in North America. This market is highly competitive. The Company believes that its continued success is partly dependent on its ability to operate successfully in this geographic region. Marketing activities and purchasing decisions made by companies in this region influence purchasing decisions made by companies on a worldwide basis. The inability of the Company to compete successfully in this region, or the ineffectiveness of its marketing activities, could have a material adverse effect on the Company's results of operations and financial condition.

  Although the Company has recently been increasing its sales through indirect channels, revenues from such sales channels currently represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to continue to attract indirect channels that will be able to market and support the Company's software effectively.

  Rapid Technological Change and New Products.  The market for decision support
  -------------------------------------------
tools is characterized by frequent product introductions and rapid technological change. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by developing enhancements and new products in a timely manner that keep pace with technological developments, emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to the Company's existing products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such new products and enhancements or that such new products and enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. There can be no assurance that the introduction of new product offerings by the Company or the Company's competitors will not cause customers to deter or forego purchases of current versions of the Company's products, which could have a material adverse effect on the Company's results of operations and financial condition.

  Risks of Software Defects.  Software products as internally complex as
  -------------------------
Business Objects frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. There can be no assurance that, despite testing by the Company, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect on the Company's results of operations and financial condition.

  Manufacturing.  Substantially all of the Company's CD duplication, printing of
  -------------
user manuals, packaging and manufacture of related materials are performed to the Company's specifications by outside sources. To date, the Company has not experienced any material difficulties or delays in manufacture by third party suppliers. However, an interruption in production by a supplier or suppliers could result in a delay in shipments of the Company's products and adversely affect the Company's results of operations.

  Patents and Intellectual Property Protection.  The Company currently has one
  --------------------------------------------
patent issued in the United States relating to a "Relational Database Access System Using Semantically Dynamic Objects". The Company is currently engaged in litigation asserting that one of its competitors infringes this patent. There can be no assurance that any current or future patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company.

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

  The Company licenses its software products to customers on a non-exclusive, non-transferable basis. License agreements typically provide that the licensed product may be used solely for the customer's internal operations and for a specified number of named or concurrent users. With respect to U.S. customers, the Company may rely on "shrink-wrap" license agreements for the protection of its products. A "shrink-wrap" license agreement is a printed license agreement included within the packaged software that sets forth the terms and conditions under which the purchaser can use the products. Such license agreements take effect upon the opening of the product package.

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

  Multinational Operations and Currency Exchange Rate Fluctuations.  A
  ----------------------------------------------------------------
significant portion of the Company's business is conducted in currencies other than the U.S. dollar, the currency in which its financial statements are stated. The Company has historically recorded a majority of its expenses in French francs, especially research and development expenses, with the substantial majority of its revenues denominated in U.S. dollars, French francs and British pound sterling. Moreover, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar have caused and will continue to cause dollar-translated amounts to change in comparison with previous periods. Due to the number of currencies involved, the constantly changing currency exposures, and the substantial volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. To date, the Company has not undertaken hedging transactions to cover its currency transaction exposure.

  Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. Although this region accounted for only 5% and 6% of the Company's consolidated revenues for the three and six months periods ended June 30, 1998, respectively, these weaknesses could adversely affect demand for the Company's product and the U.S. dollar value of the Company's foreign currency denominated sales in this region and ultimately the Company's consolidated results of operations.

  In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date if the employee disposes of the shares before the expiration of a five-year period following the grant of the option. The total of the social contributions and taxes may be up to 45% of the difference in value. The law applies to all options granted to France-based employees, whatever the grant date, exercised after January 1, 1997. The Company has not recorded a liability for any French social contributions and taxes which may be assessed for options granted to France-based employees as of December 31, 1996 as the liability, being dependent on future trading values of the Company's shares and the timing of employees' decisions to exercise options and sell the related shares, cannot be estimated. The Company also does not consider that the liability is probable at June 30, 1998 due to the income tax disincentives to employees of exercising options and selling the shares in less than a five-year period.

  Product Distribution and Support.  Although the Company has been increasing
  --------------------------------
its sales through indirect channels, revenues from such sales represent a smaller portion of the Company's total revenues than direct sales and there can be no assurance that the Company will be able to attract indirect channels that will be able to market and support the Company's software effectively. There can be no assurance that any VAR, system integrator, consulting partner, distributor or reseller of the Company's products will continue to represent the Company's products, and the inability to recruit or retain a significant number of VARs, system integrators, consulting partners, distributors or resellers could adversely affect the Company's results of operations. Additionally, the inability of the Company to expand its sales and marketing organization, to implement new indirect sales channels to penetrate different and broader markets than those addressed by its existing direct sales force and international distributors, and to expand its support organization commensurate with the base of its installed products could adversely affect the Company's results of operations and financial performance.

  Impact of the Year 2000 Issue.  Many installed computers systems and software
  -----------------------------
products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century or earlier dates.
As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is currently expending sufficient resources to review its products and services, as well as its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify such products, services and systems on a timely basis to comply with year 2000 requirements, which could have a material adverse effect on the Company's operating results. Based on the Company's assessment to date, most newly introduced products and services of the Company are year 2000 compliant; however, some of the Company's customers are running older versions of the Company's products that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with the year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial condition.

  Management of Growth.  To date, the Company's business has grown rapidly.
  --------------------
Continued growth may place a significant strain on the Company's management and operations. The Company's future operating results will depend on the ability of its officers and key employees to continue to implement and improve its operational and financial control systems and to expand, train, retain and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's results of operations and financial performance.

  Legal Proceedings.  During January 1997, the Company filed a lawsuit in the
  -----------------
United States District Court for the Northern District of California against Brio Technology, Inc. for alleged patent infringement. The lawsuit alleges that Brio Technology, Inc. infringes the Company's United States Patent No. 5,555,403 by making, using and selling its product known as BrioQuery Enterprise. The Company's complaint requests that the defendant be enjoined from further infringing the patent.

  The Company is also involved in various legal proceedings arising in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders

  a) An ordinary and extraordinary (annual) general meeting was held on June 18, 1998.

  b) Directors elected at the meeting: Arnold Silverman, Albert Eisenstat, Bernard Charles
      Directors whose term of office as a director continued after the meeting:
      Bernard Liautaud, Philippe Claude, Vincent Worms

  c)  Matters voted upon at the meeting:

      1) To approve the financial statements of Business Objects S.A. for the year ended December 31, 1997.

          For:                  6,016,553
          Against               14,524
          Abstained             0

      2)  To allocate the profits of the year ended December 31, 1997.

          For:                  6,014,327
          Against               16,750
          Abstained             0

      3)  To re-elect Arnold Silverman as a Director.

          For:                  6,010,521
          Against               19,661
          Abstained             895

      4)  To re-elect Albert Eisenstat as a Director.

          For:                  6,009,946
          Against               21,131
          Abstained             0

      5)  To elect Bernard Charles as a Director.

          For:                  6,013,618
          Against               17,459
          Abstained             0

      6) To approve the statutory auditors report regarding transactions by the Company in which Directors have an interest.

          For:                  6,012,377
          Against               18,700
          Abstained             0

      7) To increase the number of shares reserved for issuance under the 1994 Stock Option Plan by 750,000 shares.

          For:                  4,221,442
          Against               1,809,635
          Abstained             0

      8)  To reserve 135,000 shares for issuance under the Employee Savings
          Plan.

          For:                  5,960,366
          Against               70,711
          Abstained             0

      9) To re-affirm the price setting conditions of 53,132 shares reserved for issuance under the 1995 International Employee Stock Purchase Plan.

          For:                  5,999,512
          Against               31,565
          Abstained             0

     10) To increase the number of shares reserved for issuance under the 1995 International Employee Stock Purchase Plan by 165,000 shares.

          For:                  5,957,207
          Against               73,870
          Abstained             0

     11) To authorize the issuance of securities that participate in the share capital of the Company, with preferential subscription rights.

          For:                  5,418,843
          Against               612,234
          Abstained             0

     12) To authorize the issuance of securities that participate in the share capital of the Company, without preferential subscription rights.

          For:                  4,257,109
          Against               1,773,073
          Abstained             895

     13) To authorize the issuance of securities as a result of the issuance of bonds with stock warrants and composite securities by group subsidiaries.

          For:                  5,667,934
          Against               363,143
          Abstained             0

     14) To authorize capital increases in the event of a tender or exchange offer for securities of the Company.

          For:                  4,211,666
          Against               1,819,411
          Abstained             0

     15) To authorize the issuance without payment of warrants to Bernard Charles to purchase 25,000 shares of the Company's stock.

          For:                  5,920,354
          Against               110,723
          Abstained             0

     16) To authorize the issuance without payment of warrants to Albert Eisenstat to purchase 15,000 shares of the Company's stock.

          For:                  5,920,354
          Against               110,723
          Abstained             0

     17) To authorize the issuance without payment of warrants to Arnold Silverman to purchase 15,000 shares of the Company's stock.

          For:                  5,921,249
          Against               109,828
          Abstained             0

     18) To authorize the issuance without payment of warrants to Philippe Claude to purchase 10,000 shares of the Company's stock.

          For:                  5,921,749
          Against               109,328
          Abstained             0

     19) To authorize the issuance without payment of warrants to Vincent Worms to purchase 5,000 shares of the Company's stock.

          For:         5,921,549
          Against      109,528
          Abstained    0


  Item 6. Exhibits and Current Reports on Form 8-K

          a)  Exhibits

              27.1  Financial Data Schedule

          b)  Reports on Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BUSINESS OBJECTS S.A.


Date:  August 14, 1998        By:    /s/ Bernard Liautaud
                                 -------------------------------------
                                 Bernard Liautaud
                                 Chief Executive Officer


Date:  August 14, 1998        By:    /s/ Clifton T. Weatherford
                                 -------------------------------------
                                 Clifton T. Weatherford
                                 Chief Financial Officer