Form 10-Q
period 1998-09-30
BUSINESS OBJECTS SA
filed 1998-11-13
CIK 928753

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

               Yes____X___                       No_________



The number of outstanding shares of each of the issuer's classes of capital or common stock as of October 30, 1998 was 17,055,446 Ordinary Shares of 1 French Franc nominal value, including 15,007,664 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

================================================================================

                             BUSINESS OBJECTS S.A.
                                     INDEX


PART I.   FINANCIAL INFORMATION                                          PAGE
Item 1.   Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at
          September 30, 1998 and December 31, 1997                         3

          Condensed Consolidated Statements of Income for the
          three months ended September 30, 1998 and 1997 and the
          nine months ended September 30, 1998 and 1997                    4

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997                    5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10

PART II.  OTHER INFORMATION                                                22

SIGNATURES                                                                 23


                              BUSINESS OBJECTS S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except per ordinary share amounts)

                                                                    September 30, 1998               December 31, 1997
                                                                  -----------------------         ------------------------
                                                                       (Unaudited)                        (Note)
ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 37,912                         $ 36,508
     Short-term investments                                                       25,982                            2,505
     Accounts receivable, net                                                     32,910                           35,113
     Other current assets                                                          6,085                            5,894
                                                                  -----------------------         ------------------------
          Total current assets                                                   102,889                           80,020



Property and equipment, net                                                       13,275                           12,020
Goodwill, net                                                                      1,694                            1,626
Other assets                                                                         802                              674
                                                                  -----------------------         ------------------------
          Total assets                                                         $ 118,660                         $ 94,340
                                                                  =======================         ========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $ 10,521                          $ 8,089
     Accrued payroll and related expenses                                         12,820                            9,944
     Deferred revenue                                                             18,818                           16,825
     Other current liabilities                                                    15,321                            8,683
                                                                  -----------------------         ------------------------
          Total current liabilities                                               57,480                           43,541

Shareholders' equity
     Ordinary shares, FRF 1 nominal value ($0.18 U.S.):
        Authorized and outstanding- 17,056 and 16,778 at
        September 30, 1998 and December 31, 1997, respectively                     3,128                            3,084
     Additional paid-in capital                                                   36,529                           34,270
     Retained earnings                                                            23,775                           18,107
     Cumulative translation adjustment                                            (2,252)                          (4,662)
                                                                  -----------------------         ------------------------
          Total shareholders' equity                                              61,180                           50,799
                                                                  -----------------------         ------------------------
             Total liabilities and shareholders' equity                        $ 118,660                         $ 94,340
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

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per ADS and per share data; unaudited)


                                                       Three Months Ended                           Nine Months Ended
                                                         September 30,                                September 30,
                                                     1998              1997                      1998               1997
                                                ---------------   ---------------           ---------------    ---------------
Revenues:
     License fees                                     $ 26,232          $ 19,442                  $ 74,811           $ 54,213
     Services                                           15,025             9,060                    40,563             24,006
                                                ---------------   ---------------           ---------------    ---------------
          Total revenues                                41,257            28,502                   115,374             78,219

Cost of revenues:
     License fees                                          781               826                     2,357              2,386
     Services                                            6,253             3,505                    16,602              8,729
                                                ---------------   ---------------           ---------------    ---------------
          Total cost of revenues                         7,034             4,331                    18,959             11,115
                                                ---------------   ---------------           ---------------    ---------------
Gross margin                                            34,223            24,171                    96,415             67,104
Operating expenses:
     Sales and marketing                                22,214            17,095                    63,778             48,372
     Research and development                            4,956             3,503                    13,787              9,917
     General and administrative                          3,692             2,874                    10,460              7,620
                                                ---------------   ---------------           ---------------    ---------------
          Total operating expenses                      30,862            23,472                    88,025             65,909
                                                ---------------   ---------------           ---------------    ---------------
Income from operations                                   3,361               699                     8,390              1,195
Interest and other income, net                             618               178                     1,403              1,478
                                                ---------------   ---------------           ---------------    ---------------
Income before provision for income taxes                 3,979               877                     9,793              2,673
Provision for income taxes                              (1,631)             (716)                   (4,011)            (1,471)
Minority interest                                          (40)               35                      (114)                33
                                                ---------------   ---------------           ---------------    ---------------
Net income                                            $  2,308          $    196                  $  5,668           $  1,235
                                                ===============   ===============           ===============    ===============

Basic net income per ADS and per share                $   0.14          $   0.01                  $   0.34           $   0.07
                                                ===============   ===============           ===============    ===============

ADSs and shares used in computing basic
     net income per ADS and per share                   16,975            16,689                    16,903             16,575
                                                ===============   ===============           ===============    ===============

Diluted net income per ADS and per share              $   0.13          $   0.01                  $   0.32           $   0.07
                                                ===============   ===============           ===============    ===============

ADS and shares used in computing diluted
     net income per ADS and per share                   17,624            16,798                    17,661             16,772
                                                ===============   ===============           ===============    ===============


See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1998           1997
                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $  5,668       $  1,235
 Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                                   3,904          2,982
        Amortization of goodwill                                          930            380
        Compensation expense                                                -             62
        Changes in operating assets and liabilities:
           Accounts receivable                                          3,306         (9,452)
           Other assets                                                (1,491)        (1,610)
           Accounts payable                                             2,112          1,496
           Accrued payroll and related expenses                         4,837            933
           Deferred revenue                                             1,459          3,916
           Other current liabilities                                    5,247            238
                                                                  ------------  -------------
 Net cash provided by operating activities                             25,972            180

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                   (4,738)        (4,959)
 Purchases of intangible assets                                          (982)        (2,640)
 Purchases of short-term investments                                  (72,518)       (58,516)
 Proceeds from sales of short-term investments                         49,741         69,970
                                                                  ------------  -------------
 Net cash provided by (used for) investing activities                 (28,497)         3,855

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations                          (16)           (76)
 Issuance of ordinary shares                                            2,305          1,022
                                                                  ------------  -------------
 Net cash provided by financing activities                              2,289            946
 Effect of foreign exchange rate changes on cash and
     cash equivalents                                                   1,640         (1,912)
                                                                  ------------  -------------
 Net increase in cash and cash equivalents                              1,404          3,069
 Cash and cash equivalents at the beginning of the period              36,508         21,862
                                                                  ------------  -------------
 Cash and cash equivalents at end of the period                      $ 37,912       $ 24,931
                                                                  ============  =============

See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $1,772,000 and $1,568,000 at September 30, 1998 and December 31, 1997, respectively.

4.  REVENUE RECOGNITION

    On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which superceded Statement of Position No. 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-1. Any amendments after January 1, 1998 to arrangements with effective dates prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse effect on the Company's business or on the Company's reported revenues and earnings for the quarter and nine months ended September 30, 1998.

    In accordance with SOP 97-2, revenue from product licensing fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

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

6.  NET INCOME PER ADS AND PER SHARE

    The Company's ordinary shares are traded in the United States in the form of American Depositary Shares ("ADSs"), with each ADS representing one ordinary share. Basic net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding. Diluted net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding and dilutive options and warrants calculated under the treasury stock method.

    The following table sets forth the computation of basic and diluted net income per ADS and per share:

                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
                                                                    1998             1997             1998             1997
                                                              --------------   --------------    -------------   ---------------
                                                                      (in thousands, except per ADS and per share amounts)
  Net income..................................................       $ 2,308          $   196          $ 5,668           $ 1,235
                                                                     =======          =======          =======           =======
  Basic- Weighted average ADSs and shares outstanding.........        16,975           16,689           16,903            16,575
                                                                     -------          -------          -------           -------
  Incremental ordinary shares attributable to shares issuable
  under employee stock plans and warrants....................            649              109              758               197
                                                                     -------          -------          -------           -------
  Diluted- Weighted average ADSs and share outstanding........        17,624           16,798           17,661            16,772
                                                                     =======          =======          =======           =======
  Basic net income per ADS and per share......................       $  0.14          $  0.01          $  0.34           $  0.07
                                                                     =======          =======          =======           =======
  Diluted net income per ADS and per share....................       $  0.13          $  0.01          $  0.32           $  0.07
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

    The Company had total comprehensive income of $5,560,000 and $8,078,000 for the three and nine month periods ended September 30, 1998, respectively, and a total comprehensive loss of $522,000 and $3,923,000 for the three and nine month periods ended September 30, 1997, respectively. The difference between total comprehensive income (loss) and net income is caused by the change in the cumulative translation adjustment account during the three and nine month periods ended September 30, 1998 and 1997.

8.  RECENT PRONOUNCEMENTS

    During June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). This statement replaces Statement No. 14 and changes the way public companies report segment information. FAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

9.  ADDITIONAL INVESTMENT IN MINORITY-OWNED SUBSIDIARY

    During April 1998 the Company exercised its option to acquire an additional 29% of the outstanding shares of its Italian distributor in exchange for $982,000, increasing the Company's ownership interest to 80%. The cost of the additional shares has been fully allocated to goodwill, and is being amortized over a three-year period that began in April 1998. The purchase agreement provides for a call/put option that gives the Company the right to purchase and the minority shareholder the right to require the Company to purchase the remaining 20% of the shares in 1999 for an amount to be determined using a net asset and revenue based formula.

10. INTRODUCTION OF THE EUROPEAN ECONOMIC AND MONETARY UNION (EMU)

    Eleven of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro and to adopt the Euro as their common legal currency effective January 1, 1999. The Euro will then trade on currency exchanges and be available for non-cash transactions. The Company is currently expending resources to review and modify its products to support the Euro's requirements, determine pricing strategies in the new economic environment, analyze the legal and contractual implications for contracts, evaluate system capabilities, and ensure banking vendors can support the Company's operations with respect to Euro transactions. The

    Company expects that modifications will be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's operating results. There can be no assurance, however, the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company's operating results. In addition, the Company faces risks to the extent that vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support Euro transactions. The Company has not yet completed its evaluation of the impact of the Euro upon its functional currency designations.

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


OVERVIEW

The Company develops, markets and supports decision support software tools for the client/server and Internet markets. The Company's revenues are derived from license fees and charges for services, including consulting, training and maintenance. Revenues from product licensing fees are recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenues from software maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

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

Although the Company has been increasing the dollar volume of its sales through indirect channels, revenues from such sales channels currently represent a smaller portion of the Company's total revenues than direct sales. There can be no assurance that the Company will be able to continue to attract indirect channels that will be able to market and support the Company's software effectively. Indirect sales represented 33% and 37% of total sales for the three and nine month periods ended September 30, 1998, respectively, and 41% and 40% of total sales for the three and nine month periods ended September 30, 1997, respectively. The decline in indirect sales for the three and nine month periods ended September 30, 1998 is due to the growth rate of direct sales which exceed the growth rate of indirect sales.

RESULTS OF OPERATIONS

  The following table sets forth certain items from the Company's condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                                              Percentage of Revenues
                                                 ------------------------------------------------------------------------------
                                                            Three Months Ended                        Nine Months Ended
                                                              September 30,                             September 30,
                                                 -------------------------------------      -----------------------------------
                                                         1998                 1997                 1998                1997
                                                 -----------------      --------------      ---------------      --------------

Revenues:
   License fees ..............................               63.6%               68.2%                64.8%               69.3%
   Services...................................               36.4                31.8                 35.2                30.7
                                                 -----------------      --------------      ---------------      --------------
   Total revenue..............................              100.0               100.0                100.0               100.0
                                                 -----------------      --------------      ---------------      --------------
Cost of revenues:
   License fees ..............................                1.9                 2.9                  2.0                 3.1
   Services ..................................               15.2                12.3                 14.4                11.2
                                                 -----------------      --------------      ---------------      --------------
   Total cost of revenues .......................            17.1                15.2                 16.4                14.3
                                                 -----------------      --------------      ---------------      --------------
Gross margin.....................................            82.9                84.8                 83.6                85.7
                                                 -----------------      --------------      ---------------      --------------
Operating expenses:
   Sales and marketing .....................                 53.8                60.0                 55.3                61.8
   Research and development ............                     12.0                12.3                 11.9                12.7
   General and administrative ............                    8.9                10.1                  9.1                 9.7
                                                 -----------------      --------------      ---------------      --------------
   Total operating expenses ............                     74.7                82.4                 76.3                84.2
                                                 -----------------      --------------      ---------------      --------------

Income/ (loss) from operations ............                   8.2                 2.4                  7.3                 1.5
Interest and other income, net ............                   1.5                 0.6                  1.2                 1.9
                                                 -----------------      --------------      ---------------      --------------

Income before provision for income taxes                      9.7                 3.0                  8.5                 3.4
Provision for income taxes ...............                   (4.0)               (2.5)                (3.5)               (1.9)
Minority interest ..............................             (0.1)                0.1                 (0.1)               (0.0)
                                                 -----------------      --------------      ---------------      --------------
Net income ....................................               5.6%                0.6%                 4.9%                1.5%
                                                 =================      ==============      ===============      ==============
Gross margin
   License fees ..............................               97.0%               95.8%                96.8%               95.6%
   Services ....................................             58.4%               61.3%                59.1%               63.6%

  The following table sets forth the geographic source of the Company's revenues:

                                                                           Percentage of Total Revenues
                                                 ------------------------------------------------------------------------------
                                                            Three months ended                        Nine months ended
                                                              September 30,                             September 30,
                                                 -------------------------------------      -----------------------------------
                                                         1998                 1997                 1998                1997
                                                 -----------------      --------------      ---------------      --------------
Europe...........................................               62%                 59%                  64%                 63%
North America....................................               32%                 34%                  30%                 31%
Asia/Pacific.....................................                6%                  7%                   6%                  6%
                                                 -----------------      --------------      ---------------      --------------
      Total......................................              100%                100%                 100%                100%
                                                              ====                ====                 ====                ====

  LICENSE FEES. Revenues from license fees were $26.2 million and $19.4 million for the three months ended September 30, 1998 and 1997, respectively, representing a quarter over quarter increase of $6.8 million or 35%. Revenues from license fees were $74.8 million and $54.2 million for the nine months ended September 30, 1998 and 1997, respectively, representing a period over period increase of $20.6 million or 38%. The increase in license fees were primarily due to increased unit license sales of the Company's software products, of which a majority of license revenues consisted of licenses of BusinessObjects. Revenues from the sale of Webintelligence, the Company's thin client platform, represented approximately 10% and 7% of the Company's total license revenues for the three and nine month periods ended September 30, 1998. There were no revenues recognized from the sale of Webintelligence during the comparable periods of 1997.

  The Company anticipates that license fees, which represented approximately 64% and 68% of the Company's total revenues for the three month periods ended September 30, 1998 and 1997, respectively, and approximately 65% and 69% of the Company's total revenues for the nine month periods ended September 30, 1998 and 1997, respectively, will continue to represent a majority of its revenues for the foreseeable future. The decrease in license revenues as a percent of total revenues for the three and nine month periods ended September 30, 1998 as compared to the three and nine month periods ended September 30, 1997 was primarily due to increased customer demand for consulting and training services and an increase in the Company's installed base, which resulted in an increase in maintenance revenues. It is expected that the percentage of total revenues derived from license fees will continue to decrease in the future as the growth in service revenues exceeds the growth in license revenues. In addition, the Company expects that the market penetration by, and number of, the Company's competitors will increase, and, as a result, the growth rate in the Company's license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

  SERVICES. Revenues from services consist of consulting, training and maintenance revenues, and totaled $15.0 million and $9.1 million for the three month periods ended September 30, 1998 and 1997, respectively, and $40.6 million and $24.0 million for the nine month periods ended September 30, 1998 and 1997, respectively. Revenues from services in the third quarter of 1998 increased approximately $5.9 million, or 65%, over the third quarter of 1997, while services in the nine months ended September 30, 1998 increased approximately $16.6 million, or 69%, over the nine months ended September 30, 1997. The increase in revenues from services for both periods was due primarily to increases in consulting and training revenues, and from increases in maintenance revenues related to increases in the Company's installed customer base and the renewal of support contracts. As market penetration by, and the number of, competitors increase, the growth rate of the Company's installed base and, consequently, the growth rate of the Company's services revenues may not be as high as growth rates achieved in the past. The Company anticipates increasing its efforts in selling consulting, training and maintenance services, and expects that service revenues should continue to represent a significant portion of its total revenues.

  COST OF LICENSE FEES. Cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties, and totaled $781,000 and $826,000 for the three months ended September 30, 1998 and 1997, respectively, and $2.4 million for both nine month periods ended September 30, 1998 and 1997. Cost of license fees as a percent of license fee revenues decreased from approximately 4% for the quarter and nine month period ended September 30, 1997 to approximately 3% for the quarter and nine month period ended September 30, 1998.

  COST OF SERVICES. Cost of services consists of the cost of providing consulting, training and maintenance, and totaled $6.3 million and $3.5 million for the three months ended September 30, 1998 and 1997, respectively, and $16.6 million and $8.7 million for the nine months ended September 30, 1998 and 1997, respectively. Cost of services as a percent of service revenues increased from 38.7% for the quarter ending September 30, 1997 to 41.6% for the quarter ending September 30, 1998, and from 36.4% for the nine months ended September 30, 1997 to 40.9% for the nine months ended September 30, 1998. The increase in cost of services as a percent of the related revenues for both periods was primarily due to the change in mix of services provided, with consulting services, which have a higher cost than maintenance and training revenues, representing a greater portion of total service revenues in the 1998 periods. The increase in expenses in absolute dollars was primarily due to increases in headcount to support the Company's service activities and, to a lesser extent, to the subcontracting of consulting and training activities.

OPERATING EXPENSES

  SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other payroll related expenses such as commissions and amounts paid for product promotion activities. Sales and marketing expenses totaled $22.2 million and $17.1 million for the three months ended September 30, 1998 and 1997, respectively, and $63.8 million and $48.4 million for the nine months ended September 30, 1998 and 1997, respectively. Sales and marketing expenses decreased as a percent of total revenues from 60.0% for the quarter ended September 30, 1997 to 53.8% for the comparable quarter in 1998, and from 61.8% for the nine month period ended September 30, 1997 to 55.3% for the comparable period in 1998. The decrease in sales and marketing expenses as a percent of total revenues for both periods is primarily due to revenues growing at a faster rate than spending on sales and marketing activities. The increase in sales and marketing expenses in absolute dollars for both periods is attributable to the expansion of the Company's sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

  RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and other costs. Research and development expenses totaled $5.0 million and $3.5 million for the three months ended September 30, 1998 and 1997, respectively, and $13.8 million and $9.9 million for the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses decreased slightly as a percent of total revenues from 12.3% for the quarter ended September 30, 1997 to 12.0% for the comparable quarter in 1998, and from 12.7% for the nine month period ended September 30, 1997 to 11.9% for the comparable period in 1998. The decrease in research and development expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on research and development expenses. The increase in absolute dollars in research and development expenses for both periods is due to increased staffing and associated support required to expand and enhance the Company's product line.
As of September 30, 1998, the Company did not capitalize any software development costs and all research and development costs were expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, and amortization of goodwill arising from acquisitions of companies and ownership interest in subsidiaries in 1997 and 1998. General and administrative expenses totaled $3.7 million and $2.9 million for the three months ended September 30, 1998 and 1997, respectively, and $10.5 million and $7.6 million for the nine months ended September 30, 1998 and 1997, respectively. General and administrative expenses decreased as a percent of total revenues from 10.1% for the quarter ended September 30, 1997 to 8.9% for the comparable quarter in 1998, and from 9.7% for the nine month period ended September 30, 1997 to 9.1% for the comparable period in 1998. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses. The increase in general and administrative expenses in absolute dollars is primarily due to the amortization of goodwill and increases in staffing to support the Company's growth. Goodwill amortization expense is included in general and administrative expenses and totaled $312,000 and $213,000 for the three months ended September 30, 1998 and 1997, respectively, and $930,000 and $380,000 million for the nine months ended September 30, 1998 and 1997, respectively. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

INTEREST AND OTHER INCOME, NET

  Interest and other income, net, totaled approximately $618,000 and $178,000 for the three months ended September 30, 1998 and 1997, respectively, and $1.4 and $1.5 million for the nine months ended September 30, 1998 and 1997, respectively. Net interest income increased from $223,000 for the three months ended September 30, 1997 to $574,000 for the three months ended September 30, 1998, and from $788,000 for the nine months ended September 30, 1997 to $1.3 million for the nine months ended September 30, 1998, primarily due to the increase in cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased from $31.6 million at September 30, 1997 to $63.9 million at September 30, 1998. The decrease in interest and other income, net, for the nine months ended September 30, 1998 was primarily due to a decrease in net foreign currency exchange gains. Net foreign currency exchange gains totaled $44,000 for the three months ended September 30, 1998 versus a loss $45,000 for the comparable period during 1997. Net foreign currency exchange gains totaled $73,000 for the nine months ended September 30, 1998 versus $690,000 for the comparable period during 1997. The gain recognized in 1997 was due to realized gains on U.S. dollar denominated intercompany receivables caused by the general strengthening of the U.S. dollar against the French franc.


INCOME TAXES

  The Company's effective tax rate was 41% and 82% for the three months ended September 30, 1998 and 1997, respectively, and 41% and 55% for the nine months ended September 30, 1998 and 1997. The Company increased its effective tax rate during the quarter ended September 30, 1997 due to limitations on its ability to utilize certain foreign country losses and an increase in the corporate income tax rate in France from 36.7% to 41.6%. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $63.9 million, an increase of $24.9 million from December 31, 1997. The Company generated cash from operations of $26.0 million for the nine months ended September 30, 1998, as compared to $180,000 for the comparable period in 1997. Net cash generated in 1998 resulted primarily from increases in net income and non-cash charges for depreciation and amortization, increases in accrued payroll and related expenses and other current liabilities, and a decrease in accounts receivable. The Company's investing activities consisted primarily of the purchase and sale of short-term investments, the purchase of $4.7 million of property and equipment, and the exercise of its option to acquire an additional 29% of the outstanding shares of its Italian distributor in exchange for $982,000. The Company also generated cash of $2.3 million from the issuance of ordinary shares under employee stock plans during the nine months ended September 30, 1998.

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

  Dependence on Principal Product. The Company generated the majority of its total revenues from licenses of BusinessObjects in the third quarter of 1998 and in all prior periods, and the Company expects that revenues from such licenses will continue to represent a substantial majority of its total revenues for the foreseeable future. A substantial majority of the remaining portion of the Company's total revenues is comprised of revenues from other licensed products and services related to licenses of BusinessObjects. As a result, any factor adversely affecting licenses of BusinessObjects would have a material adverse effect on the Company. The Company's future financial performance will depend in part on the Company's successful development and introduction, and customer acceptance of new and enhanced versions of BusinessObjects and other products. In addition, competitive pressures or other factors may result in significant price erosion for BusinessObjects that could have a material adverse effect on the Company's results of operations and financial condition.

  Competition. The Company's products are specifically targeted at the decision support software tools market. The principal competitive factors affecting the market for the Company's products are ease of use, functionality, product architecture, price, product quality, breadth of distribution, customer support, and name recognition. The Company's products compete in four main market sectors: the query and reporting market; the multidimensional analysis or OLAP market; the emerging desktop data mining market; and the market for integrated products or product suites that provide query, reporting, and analysis. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed base, than the Company. In addition, many competitors, particularly relational database management system vendors and enterprise resource planning vendors, have well-established relationships with customers of the Company. The Company's competitors could in the future introduce products with more features and lower prices than the Company's products. These companies could also bundle existing or new products with other more established products in order to compete with the Company. The Company's focus on decision support tools may be a disadvantage in competing with vendors who offer a broader range of products. Furthermore, as the decision support market develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by creating pricing pressures or by acquiring or forming strategic alliances with competitors of the Company.

  During the three and nine month periods ended September 30, 1998, the Company generated approximately 32% and 30%, respectively, of its revenues from its operations in North America. This market is highly competitive. The Company believes that its continued success is partly dependent on its ability to operate successfully in this geographic region. Marketing activities and purchasing decisions made by companies in this region influence purchasing decisions made by companies on a worldwide basis. The inability of the Company to compete successfully in this region, or the ineffectiveness of its marketing activities, could have a material adverse effect on the Company's results of operations and financial condition.

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

  Risks of Software Defects. Software products as internally complex as BusinessObjects and WebIntelligence frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. There can be no assurance that, despite testing by the Company, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect on the Company's results of operations and financial condition.

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

  The Company licenses its software products to customers on a non-exclusive, non-transferable basis. License agreements typically provide that the licensed product may be used solely for the customer's internal operations and for a specified number of named or concurrent users. With respect to customers, the Company may rely on "shrink-wrap" license agreements for the protection of its products. A "shrink-wrap" license agreement is a printed license agreement included within the packaged software that sets forth the terms and conditions under which the purchaser can use the products. Such license agreements take effect upon the opening of the product package.

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

  Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. Although this region accounted for only 6% of the Company's consolidated revenues for the three and nine months periods ended September 30, 1998, these weaknesses could adversely affect demand for the Company's product and the U.S. dollar value of the Company's foreign currency denominated sales in this region and ultimately the Company's consolidated results of operations.

  Eleven of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro and to adopt the Euro as their common legal currency effective January 1, 1999. The Euro will then trade on currency exchanges and be available for non-cash transactions. The Company is currently expending resources to review and modify its products to support the Euro's requirements, determine pricing strategies in the new economic environment, analyze the legal and contractual implications for contracts, evaluate system capabilities, and ensure banking vendors can support the Company's operations with respect to Euro transactions. The Company expects that modifications will be made to its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on the Company's operating results. There can be no assurance, however, the Company will be able to complete such modifications to comply with Euro requirements, which could have a material adverse effect on the Company's operating results. In addition, the Company faces risks to the extent that vendors upon whom the Company relies and their suppliers are unable to make appropriate modifications to support Euro transactions. The Company has not yet completed its evaluation of the impact of the Euro upon its functional currency designations.

  While the Company cannot predict what effect these various factors may have on financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

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

  Impact of the Year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is using a four step process for addressing the issues surrounding its internal management information systems: assessment, remediation, testing and implementation. The Company is currently in the assessment phase with regards to its internal management information systems, and has identified those systems that are not Year 2000 compliant. The assessment is being reviewed by external consultants. The Company expects the total costs of assessment, remediation, testing and implementation of its internal systems to be less than $100,000 and to be completed by the end of 1999. The Company expects the process of assessment, remediation, testing and implementation will be made on a timely basis; however, there can be no assurance that the Company will be able to modify such systems on a timely basis to comply with Year 2000 requirements, which could have a material adverse effect on the Company's operating results.

The current version of the Company's products were developed to support Year 2000 compliance based on the British Standards Institution definition of Year
2K Conformity Requirements; however, some of the Company's customers are running older versions of the Company's products that are not Year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions; however, there can be no assurance that such customers will migrate to the current versions.

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

The Company is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plans must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address.

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

  Legal Proceedings. During January 1997, the Company filed a lawsuit in the United States District Court for the Northern District of California against Brio Technology, Inc. for alleged patent infringement. The lawsuit alleges that Brio Technology, Inc. infringes the Company's United States Patent No. 5,555,403 by making, using and selling its product known as BrioQuery

Enterprise. The Company's complaint requests that the defendant be enjoined from further infringing the patent.

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


                             BUSINESS OBJECTS S.A.


Date:  November 13, 1998           By:      /s/ Bernard Liautaud
                                      ----------------------------------
                                                Bernard Liautaud
                                            Chief Executive Officer


Date:  November 13, 1998           By:      /s/ Clifton T. Weatherford
                                      ----------------------------------
                                            Clifton T. Weatherford
                                            Chief Financial Officer