Form 10-K
period 1998-12-31
BUSINESS OBJECTS SA
filed 1999-03-23
CIK 928753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998,

or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 0-24720

                             BUSINESS OBJECTS S.A.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           The Republic of France                             None
 ---------------------------------------------    ------------------------------
(Jurisdiction of incorporation or organization)  (I.R.S. Employer Identification
                                                 No.)

               1 Square Chaptal, 92300 Levallois-Perret, France
               ------------------------------------------------
                   (Address of principal executive offices)

                                (408) 953-6000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:                                                Name of each exchange on which registered:
--------------------                                                -----------------------------------------
American Depositary Shares, each representing                       Nasdaq National Market
 one Ordinary Share
Ordinary Shares                                                     Nasdaq National Market*

* Ordinary Shares are not traded, rather, they are deposited with the Bank of New York, as Depositary, and one American Depositary Share is issuable for every one Ordinary Share deposited with the Depositary.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of our common equity held by non-affiliates, based upon the closing sale price of our American Depositary Shares on February 15, 1999 as reported on the Nasdaq National Market, was approximately $648 million. Ordinary Shares held by each of our officers and directors and by each person owning 5% or more of our outstanding Ordinary Shares are excluded because such persons may be deemed to be affiliates of Business Objects. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 15, 1999, the number of outstanding shares of each class of our common equity was 17,400,899 Ordinary Shares of one French franc nominal value, including 15,948,323 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

DOCUMENTS INCORPORATED BY REFERENCE

     We have incorporated by reference into Part III of this Form 10-K portions of our Proxy Statement for our Annual Meeting of Shareholders.

     References in this Form 10-K to the "Company," "Business Objects," "we," "our," and "us" refer to Business Objects S.A. and our consolidated subsidiaries.

TRADEMARKS

     Business Objects, the Business Objects logo, BUSINESSQUERY, BUSINESSMINER, BUSINESSANALYZER, Microcube, PowerReport, Rapid Deployment Template, ReportScript, Semantically Dynamic, SmartSpace, Universe Repository, and WEBINTELLIGENCE are trademarks or registered trademarks of Business Objects S.A. All other trademarks or trade names referenced in this Form 10-K are the property of their respective owners.

REPORTING CURRENCY

     All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

AMERICAN DEPOSITARY SHARES

     We have sponsored a program that provides for the trading of our Ordinary Shares in the United States in the form of American Depositary Shares ("ADSs"). Each ADS represents one

Ordinary Share placed on deposit with The Bank of New York, as depositary (the "Depositary") and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement (the "Deposit Agreement") dated September 22, 1994, as amended on May 8, 1996 and December 30, 1998, Ordinary Shares may be deposited with the Paris office of Banque Paribas, as custodian (the "Custodian"), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. The form of the Deposit Agreement as amended and restated on December 30, 1998 is being filed as an exhibit to this Form 10-K.

     Under the original Deposit Agreement, two Ordinary Shares converted into one ADS. Following the amendment of the Deposit Agreement on May 8, 1996, one Ordinary Share converts into one ADS. The 1996 amendment had the effect of doubling the number of outstanding ADSs, and produced the same result as a 2-for-1 stock split. Except where otherwise indicated, all ADS and per ADS information contained in this Form 10-K has been adjusted to give effect to this amendment for all periods.

                               TABLE OF CONTENTS


Part I     Item   1.      Description of Business                                                                        4
           Item   2.      Description of Property                                                                       19
           Item   3.      Legal Proceedings                                                                             19
           Item   4.      Submission of Matters to a Vote of Security Holders                                           19
Part II    Item   5.      Market for Registrant's Common Equity and Related Stockholder Matters                         20
           Item   6.      Selected Financial Data                                                                       21
           Item   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations         22
           Item   7A.     Quantitative and Qualitative Disclosures About Market Risk                                    43
           Item   8.      Financial Statements and Supplementary Data                                                   45
           Item   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          66
Part III   Item   10.     Directors and Executive Officers of Registrant                                                66
           Item   11.     Executive Compensation                                                                        66
           Item   12.     Security Ownership of Certain Beneficial Owners and Management                                66
           Item   13.     Certain Relationships and Related Transactions                                                67
Part IV    Item   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              67
           Item   14A.    Index to Exhibits                                                                             69
-------------------------------------------------------------------------------------------------------------------------

ITEM 1.   DESCRIPTION OF BUSINESS

OUR COMPANY

     Business Objects develops, markets, and supports integrated enterprise decision support software. Decision support software allows users to access, analyze, and share information derived from a variety of sources, and enhances the decision making process of a business by providing key information and analyses to those people within an organization who are responsible for making decisions. Our software enables users to direct powerful queries to complex databases using representations of information, or "objects," that are understandable by non-technical end users. Data retrieved by these queries can then be analyzed using various tools, and sophisticated reports can be produced to present the results of the analysis. Our principal product, BUSINESSOBJECTS(TM), together with an array of supporting software components and modules, is an integrated query, reporting, and online analytical processing, or "OLAP" tool that operates on Windows 95, Windows NT, and Unix Motif client/server operating systems and is interoperable with most major databases. WEBINTELLIGENCE(TM), our thin-client platform, allows users to perform the same query, reporting, and analysis as BUSINESSOBJECTS over the internet.

     Our products are distributed worldwide through both direct and indirect sales channels. We sell our products to a wide range of organizations and in a wide variety of industries. Based on our internal estimates, as of December 31, 1998, we have licensed our software to over 7,600 customers representing an estimated 1,080,000 licenses in over 60 countries.

     Business Objects was organized in 1990 as a societe anonyme, or limited liability company, under the laws of the Republic of France. Our principal executive office is located at 1 Square Chaptal, 92300 Levallois-Perret, France. We also have wholly owned subsidiaries in the United States, United Kingdom, Germany, the Netherlands, Belgium, Spain, Australia, Sweden, Canada, Singapore, Japan, and Switzerland and a majority interest in a subsidiary in Italy.

INDUSTRY BACKGROUND

     Organizations around the globe collect ever increasing amounts of data about their business resources, activities and processes, their customers and suppliers, and the industries in which they operate. The true value of accumulated data cannot, however, be realized unless users can effectively access and analyze the data. Accomplishing these tasks in today's enterprises is complicated by the dispersed nature in which data tends to be created and stored throughout an enterprise. Moreover, data is frequently created by and stored in often incompatible hardware and software environments, including:

     .    data warehouses and data marts;

     . application systems such as enterprise resource planning, human resources, and finance software systems; and

     .    custom software applications for specialized use.

     To take full advantage of accumulated information and provide for more effective decision making, organizations need to find ways to enable participants in the organization to access this information efficiently and effectively. However, many organizations do not have the tools needed to provide for easy and organized access to information located throughout the enterprise.

     The decision support software industry was born out of this need to enable participants in an organization to make faster, more accurate decisions by accessing information located throughout the enterprise more efficiently and effectively. By providing faster access to meaningful information, organizations are able to push decision making down to the front lines of the organization, thereby rendering the organization more efficient and ultimately more competitive.

THE BUSINESS OBJECTS SOLUTION

     Our software solutions are based on five fundamental principles that enable end users to access, analyze, and share data stored in relational databases:

     .    User-Oriented Representation of Information. Our software eliminates the need for end users to understand the technical details of database structures and enables end users to work with their own terminology to execute queries, generate reports, and analyze data. Our software accomplishes this result by transforming the technical details of database structures into representations, or universes of business "objects," that are meaningful to end users. The universes of objects are predefined by an organization's information systems staff and made available to end users in a shared repository. End users can then combine objects such as "Sales Revenue," "Products," or "Customers" dynamically to formulate a query. As a result, an organization's information systems staff is no longer required to define queries for individual users. Furthermore, by defining even a limited number of objects, the information systems staff can provide end users with substantial query potential.

     .    Intuitive and Reliable Query Technique. Our software insulates end users from the complexities of Structured Query Language (SQL) and provides a query technique based on a logic that we believe is more intuitive to the end user than traditional query techniques. We believe that this results in greater ease of use and better accuracy of results. The end user need only specify, in a query panel, the objects he or she desires to retrieve, any applicable conditions on these objects, and the desired sorting order of the results. The end user does not have to understand technical concepts such as the location of data, the definition of information elements, or the relationship between different database tables. Permitting end users to formulate queries using an intuitive and readily understandable vocabulary, predefined by database experts, reduces the time spent on improperly defined queries that may result in erroneous or useless results.

     .    Comprehensive, Integrated Suite of End User Tools. Our comprehensive, integrated suite of analysis and presentation tools permits end users, following a single query of the database, to generate a wide variety of reports and graphs and to perform various forms of analysis, including multidimensional analysis or OLAP, and data mining.

     .    Repository-Based Information System for Efficient Set-up, Control, and
Security. Our software enables an organization's information systems staff to efficiently deploy a data access solu-tion throughout an organization through the use of a central repository where universes of objects are defined, maintained, and stored. Using our software, an organization's information systems staff can also control the use of available computer resources by preventing or deferring the execution of queries that will consume excessive amounts of processing time or return large amounts of data, which can overload an organization's system. Further, by assigning specific universes of objects to particular end users, an organization's information systems staff can maintain control over data access security throughout the organization.

     .    Enterprisewide Interoperability. We have developed our software products to provide enterprisewide interoperability. Our software is compatible with a variety of leading platforms including Microsoft Windows (Windows 95 and NT) and Unix Motif, and most major databases, including Oracle, Sybase, IBM DB2 and SQL/400, Informix, Microsoft SQL Server, DEC Rdb and Teradata, as well as a number of legacy mainframe databases. We maintain this interoperability either through the use of native middleware or through open interfaces, such as Microsoft ODBC. Our software products also support multidimensional databases or OLAP servers, such as Oracle Express, Hyperion Essbase, Microsoft SQL Server 7.0 OLAP Services, and Informix Metacube.

BUSINESS STRATEGY
     Our objective is to continue to be a leading supplier of software products for the worldwide enterprise decision support software market. To accomplish our objective, we focus on the following strategies:

     .    Concentrate on Decision Support Solutions. We intend to continue to focus on decision support software solutions that facilitate enterprisewide access, analysis, and sharing of information stored in data warehouses, data marts, and business application systems. We also expect to continue investing significant resources in research and development to enhance our core technology, data representation, and query capabilities, and to develop new or enhanced analysis and reporting products.

     .    Maintain Enterprisewide Focus. We intend to ensure that our products can be used throughout the enterprise with the major desktop computer operating systems and databases being used in the software. To this end, we intend to evolve our products in order to remain compatible with the major desktop computer operating systems and databases as they evolve over time. Our objective is to make "seamless" the access and sharing of information across heterogeneous enterprisewide environments.

     .    Increase Commitment to Deployments on Enterprise Resource Planning
(ERP) Systems. We intend to increase our focus on delivering products that complement ERP systems, such as those offered by SAP, Oracle, Baan, and PeopleSoft, in order to leverage the decision support opportunities that ERP deployments create. Today we offer several Rapid Deployment Templates (RDTs) for various ERP systems, which allow our customers to quickly deploy our products in conjunction with an existing or newly installed ERP system. In addition, we have received certification from SAP for Business Information Warehouse.

     .    Expand Products and Services for the internet. The internet already represents strong opportunities for us in the areas of intranet deployments (within organizations) as well as extranet deployments that enable our customers to link their customers, partners, and suppliers using our internet product.

     .    Diversify Channels of Distribution. In order to accelerate worldwide market penetration, we are broadening our sales strategy, which has historically focused on the direct sales approach, by establishing indirect sales channels consisting of Value Added Resellers (VARs), system integrators, consulting partners, distributors, and resellers. This strategy is designed to reach organizations that we could not otherwise reach effectively with our direct sales staff.

     .    Maintain Global Orientation. From our earliest stages of development, our strategy has been to develop a global organization. We have developed a strong presence both in Europe and in the United States and are expanding operations in the Asia/Pacific region. This approach enables us to provide the international presence and support required by large multinational customers and to develop product and business strategies that will permit us to be competitive on a worldwide basis. We consider our global orientation to be an essential component of our success and culture.

     .    Offer Quality Customer Service and Technical Support. We believe that offering responsive and highly skilled customer service and technical support is a key competitive factor. We have established and intend to continue to enhance and expand our worldwide service and support organization. In particular, we globalized our support operation and systems in 1998. Our customer service offerings currently include software maintenance and support, customer education and training, and post-sales consulting services.

TARGET MARKETS

     We design our software for medium to large business organizations and governmental institutions, and focus our marketing efforts on the following four target markets:

     .    Users of Data Warehousing/Data Marts. Data warehousing has emerged recently as a popular architecture for decision support functions. To implement data warehousing, an organization installs one or more servers to supplement existing mainframes or other systems on which mission-critical transactional applications run. The organization then regularly downloads data from its transactional applications to the "data warehouses" that are used as information servers for end users. Data marts are smaller scale data warehouses that are focused on a particular business unit or specific function. Both data warehousing and data marts enable end users to access data without incurring the risk of "corrupting" production databases or slowing down mission-critical transactional applications. In addition, transactional applications usually only contain six to twelve months of data, in contrast to data warehouses and data marts which, over time, may contain years of information. Because decision support is the main objective of data warehousing, we consider our software to be a key component of the data warehousing architecture, as it provides the end user with front-end query tools and decision support to access warehoused data.

     .    Users of ERP Software. Organizations implementing complex
client/server packaged business applications from vendors such as SAP, Oracle, PeopleSoft, and Baan frequently require comprehensive end user data access and reporting functionality. Our software provides significant value to these organizations by virtue of its ability to handle the complexities of the underlying databases that support these applications. In addition, our Rapid Deployment Templates (RDTs) can be used with certain of these client/server packaged business applications. RDTs provide a set of predefined objects to organizations using such applications to facilitate the implementation of our decision support solution. We intend to continue to develop, independently or in conjunction with others, RDTs for use with specific applications.

     .    Users of Custom Developed Client/Server Business Applications
Software. Many organizations have a number of end users using information systems or applications developed by third parties in a relational database environment and have accumulated a large volume of data in their databases. We believe that the exposure of end users to the benefits of the relational database environment has stimulated demand for more efficient and effective access to the data. By allowing end users to independently access data, generate reports, and perform analyses, our software enables these organizations to take better advantage of their substantial investments in relational database and client/server technology.

     .    Organizations Sharing Data and Doing Business Over the internet. Many organizations are providing their customers, partners, and suppliers with access to information about their relationship over the internet. For example, a medical supplies distributor plans to open its data warehouse to its 5,000 suppliers and 1,500 hospitals, thus providing its entire supply chain with self-service access to inventory and sales information. Our software products enable these organizations to provide controlled access to information to end users outside the organization through internet connectivity. While this currently represents an insignificant portion of our existing business, we believe that this is a growing new market. However, we cannot assure you that this market will develop or that we will be successful in this market if it does develop.

PRODUCTS

     We offer a complete suite of decision support software tools that include query, reporting, online analytical processing, and data mining features for the end user, and administration tools that enable information systems professionals to set up and deploy our products across the enterprise. Our core offerings are BUSINESSOBJECTS, which operates in a client/server environment, and WEBINTELLIGENCE, which operates on thin-client platforms over the internet. Although BUSINESSOBJECTS and WEBINTELLIGENCE operate on different platforms, they share the same core technology and technical infrastructure, and can be deployed together in the enterprise.

     At the center of the BUSINESSOBJECTS environment is the "semantic layer" a meaningful, business representation of data between the users and the database. This semantic layer is made up of "universes," or groups, of business "objects," which end users combine to run their queries. For example, the semantic layer may organize information according to such enterprise-relevant topical areas as "sales revenue" or "customers."

     Using an intuitive, point-and-click interface, information systems professionals within an enterprise create the objects by assigning a Structured Query Language (SQL) equivalent to a particular business term, and specify data dimensions and hierarchies for multidimensional analysis.

The information systems staff then specify the relationships between the different tables of the relational database. Once created, this semantic layer is available to end users through a central repository and may be modified by the information systems staff in response to the changing needs of the business, or to changes in the database structure. Both the client/server and web platforms can utilize the same semantic layer. In addition, the central repository allows information systems staff to control access to information contained in the database, by adding an additional security layer on top of the security features supported by the different relational database systems.

     Once the semantic layer is created, end users can access the information stored in the database, run customized queries, build reports, and analyze the data.

     We also offer relational database management system (RDBMS) drivers that enable end users to connect and retrieve data from each particular database. We offer RDBMS drivers for all the major relational databases.

          User Products. To provide greater flexibility to our customers, we offer products that can be deployed on client/server or internet platforms.

     Our client/server decision support software tool, BUSINESSOBJECTS, provides ad hoc query, reporting, and analysis capabilities on each of the operating systems supported by our software, including Windows 95, Windows NT, and Unix Motif. Versions of our BUSINESSOBJECTS product designed for Microsoft Windows currently represent the substantial majority of our installed customer base. We are currently shipping BUSINESSOBJECTS 4.1, and have recently announced BUSINESSOBJECTS 5.0. We expect to begin shipping BUSINESSOBJECTS 5.0 in mid-1999.

     Our thin-client decision support software tool, WEBINTELLIGENCE, allows end users to perform ad hoc query, reporting, and analysis capability over the internet. WEBINTELLIGENCE operates on any client platform that has a Java-enabled web browser. WEBINTELLIGENCE eliminates the need for client-side installation and maintenance of both application software and database middleware, thereby providing organizations with a cost-effective way to broadly deploy decision support software capabilities, and extend decision support software beyond the organization to reach suppliers, partners, and customers. WEBINTELLIGENCE is currently available only on Windows NT, with a Unix version expected in mid-1999. We are currently shipping WEBINTELLIGENCE 2.0, which was introduced in September 1998.

     BUSINESSOBJECTS and WEBINTELLIGENCE include a number of basic end user components and add-on modules that operate to retrieve and organize information and enable the user to conduct sophisticated analysis of such information.

     .    REPORTER. Reporter is our base level query and reporting tool that enables end users to retrieve information and build reports by independently formulating queries with selected universes of relevant terms, or "objects," in a single query panel. Reporter is used in substantially all applications of BUSINESSOBJECTS and WEBINTELLIGENCE. Once data has been retrieved, users can employ Reporter to generate and edit sophisticated reports based upon predefined relationships between selected universes of objects. Reporter is fully "wysiwyg," meaning what you see is what you get, and allows the inclusion of bitmap images and Microsoft Object Linking and Embedding

(OLE) documents. Reporter also includes a graph generator that enables end users to produce a variety of different graph types and representations in two or three dimensions.

     .    EXPLORER. Explorer is our base level analysis tool that enables end users to conduct integrated multidimensional analysis of information and other data retrieved or generated by Reporter. Explorer typically operates as an integrated module to Reporter, and is also generally employed in most implementations of our core products.

     .    BUSINESSQUERY for Excel. BusinessQuery for Excel is an add-on product for people who use Microsoft Excel. BusinessQuery for Excel utilizes our query engine to allow end users to retrieve data and generate sophisticated reports directly within a Microsoft Excel spreadsheet.

     .    BUSINESSMINER. BusinessMiner is our desktop data mining tool used for uncovering trends hidden in data retrieved or generated with Reporter and other data sources. BusinessMiner displays this information in the form of a decision tree to facilitate user analysis. BusinessMiner includes charts and graphs, to easily visualize results, and wizards that guide users through the analysis process. We license the object code for BusinessMiner from a third party under a non-exclusive license agreement that expires in May 2001. The license agreement automatically renews for an additional two years, however, unless either party gives notice within 18 months of the expiration date of its intention to terminate the agreement.

     .    READER/DRILLER. Reader and Driller are options that are available for end users who require the functionality necessary to read reports but do not require the ability to execute ad hoc queries. In this regard, Reader provides read-only capabilities, while Driller enables end users to read and drill into predefined reports. These products are particularly useful for large enterprises that wish to make reports available to a wide audience throughout the enterprise, but do not need to provide report generation functionality to all of these end users.

          Information Systems Department Tools. To assist information systems professionals in setting up and maintaining decision support software solutions using our software, we provide the following decision support software administration tools and templates:

     .    DESIGNER. Designer enables an enterprise's information systems staff to design and maintain universes of objects in the semantic layer, using a Quick Design wizard, in just a few steps. Designer is a graphical tool that also includes powerful routines for automatic design checking, including loop detection and resolution.

     .    SUPERVISOR. Supervisor is our object-based security tool that allows an enterprise's information systems staff to assign and modify the access rights granted to end users and groups of end users. Using Supervisor, information systems professionals can easily manage access to the resources available through BusinessObjects and WebIntelligence, including documents, universes, objects, and even menus. Supervisor can also control the ability of end users to access centralized resources maintained on our BusinessObjects or the WebIntelligence platforms.

     . DOCUMENT AGENT/SERVER. Document Agent is our production report and distribution product that enables users to schedule the automatic execution and distribution of queries and reports in order to save time and computing resources. Document Agent processes requests in the background, and forwards reports to the generating user and any other pre-specified end users. Document Agent also enables the user to distribute reports over the internet using our WebIntelligence platform.

     We recently announced Broadcast Agent, an integrated reporting and broadcast server, which is intended to replace Document Agent. Broadcast Agent is a robust, multi-tier server that is designed to enable non-technical users to quickly and easily publish, push, and broadcast pre-built or ad hoc reports via e-mail, pager, and fax to other users throughout the enterprise. We expect to begin shipping Broadcast Agent in mid-1999.

       . Rapid Development Templates. We have also developed a series of rapid development templates, or "RDTs," for organizations that wish to access data stored in packaged applications from vendors such as SAP, Oracle, Baan, and PeopleSoft. An RDT is a deployment "starter kit" that consists of predefined "objects" of information which are organized according to commonly-used, predefined terms such as "customers," "orders," and "materials." Related objects are also grouped into "classes" and a set of classes belonging to a functional area, such as finance or marketing, can be grouped together into a universe of related objects. Use of RDTs enables our customers to rapidly deploy our BusinessObjects and WebIntelligence platforms on top of packaged applications, without the delay and expense associated with developing universes, objects, and classes independently.

CUSTOMER SERVICE AND SUPPORT

     We consider service and support to be an integral part of our customers' satisfaction and success. In order to help our customers maximize their return on investment, we provide the following services:

       . Post-Sales Technical Support and Software Maintenance. Business Objects' three regional customer support centers (Americas San Jose, California; Europe Maidenhead, United Kingdom; and Asia/Pacific Tokyo, Japan) are staffed by highly trained support engineers who answer customer inquiries by telephone. All customer support centers use a common computerized call tracking and problem-reporting system designed to enable engineers to share their knowledge, and reduce the time it takes to resolve customer inquiries. Customer support is also provided by our value-added resellers, systems integrators, consulting partners, distributors, and resellers.

     To help our customers become more self-sufficient, at the end of 1998 we introduced an online technical support web site, available 24 hours a day and 7 days a week. This web site provides customers with access to up-to-date technical information and helps customers independently resolve inquiries. We intend to maintain and further enhance this technical support system.

     Software maintenance releases and post-sales technical support are provided to customers for an annual fee. As is customary in the software industry, maintenance fees are charged in addition to the initial product license.

       . Customer Education and Training. We offer a comprehensive education and training program to our customers, and to third-party consultants who support our products. Courses range from entry level sessions for users, to more advanced courses for information systems professionals. Every student is guaranteed a complete hands-on experience to help reinforce learning with practical exercises.

     We offer training classes through in-house facilities at our offices in San Jose, California and Chicago, Illinois in the United States, in the United Kingdom, France, and other locations in Europe. These facilities are complemented by a network of independent certified training centers in our principal markets throughout the world. In addition, we also provide onsite training services upon customer request. We intend to further develop our training network for the BusinessObjects product line.

       . After-Sales Consulting Services. We also provide consulting services to our customers through our own staff and through certified consulting partners. Our consulting services allow us to assist our customers in all stages of their development life cycle, from initial analysis through delivery of products. Our involvement can range from an advisory status to managing the entire installation process. Typical consulting projects include: data warehouses and data marts; project scoping, planning, and management; prototyping and development; implementation planning and deployment; applications integration (Oracle, SAP, PeopleSoft, Baan, Lawson); and ad-hoc and production reporting. Our consultants have wide ranging industry, operational, and technical knowledge of numerous database systems, and all have in-depth knowledge of our product line.

SALES AND MARKETING

     We market our software and services through a direct sales organization in the United States, France, the United Kingdom, Germany, Belgium, Italy, Spain, Canada, Australia, Sweden, the Netherlands, Japan, and Switzerland, and through non-exclusive international distributors in a number of European, Asian and Latin American countries and South Africa. Currently, we market products directly and indirectly in over 60 countries.

     Although we have traditionally employed a direct sales approach in marketing our software and services, under our current sales and marketing strategy we intend to expand our use of indirect sales channels such as VARs, system integrators, consulting partners, distributors, and resellers. We are pursuing this strategy to increase our market coverage and reach organizations which we could not otherwise reach effectively with our direct sales staff. As a part of this strategy, we are seeking to build and maintain relationships with the following distribution partners in order to cover markets in which we have only a limited presence:

     . relational database management system VARs that sell application software based on a relational database and whose typical customers are business users in need of a decision support tool;

     . hardware vendors, which offer hardware platforms, and, in many cases, have comprehensive data warehouse programs in which they sell complete solutions, including databases, middleware, and front-end decision support tools; and

     . resellers, and, in particular, vertical application specialists and regional resellers.

     Our sales and marketing organization is comprised of sales teams, each consisting of field sales, field technical support, telemarketing, and telesales personnel. Each sales team is responsible for the coordination of both direct and indirect sales within its assigned territory and works closely with third party VARs, system integrators, consulting partners, distributors, and resellers. In order to reduce conflict between our direct sales force and our third party sales channels, our compensation structure rewards sales personnel based on the total direct and indirect sales generated within the territory. We believe that, with this compensation arrangement, sales teams leverage the skills of their sales personnel, encourage cooperative sales efforts, and maximize revenue generation and customer service.

     We focus our initial sales efforts on the information systems staff of a particular organization while also seeking to involve end users through demonstrations and product trials. Typically, we perform one demonstration to an organization's information system staff, which is then followed by a trial period during which the information system staff develops a prototype with our assistance. The information systems staff then use these prototypes to conduct demonstrations for end users. Our sales cycle varies from customer to customer, and generally requires from two to six months or longer, especially for larger transactions.

     To support our sales efforts, we conduct marketing programs, including advertising, direct mail, public relations, seminars and demonstrations at customer sites and at our offices, appearances at trade shows, and ongoing customer communications programs.

     We recently increased our sales through indirect channels; however, revenues generated from such sales channels currently represent a smaller portion of our total revenues than revenues generated from our direct sales efforts. Our revenues from direct selling efforts increased by 39% from approximately $74.3 million in 1997 to $103.5 million in 1998. Our revenues from indirect channels increased 59% from approximately $40.0 million in 1997 to $63.4 million in 1998. We do not expect any significant changes in these revenue trends to occur in the future.

PRODUCT DEVELOPMENT

     We believe that innovation, timeliness of product releases, and high product quality are essential to maintain our competitive position. Consequently, we dedicate considerable resources to research and development efforts to enhance our existing products and to develop new products. To date, we have relied primarily on internal development of our products, but have in the past and may in the future continue to license or acquire technology or products from third parties.

     Our software is a decision support solution designed for use in both the client/server and internet computing environments. The market for decision support software tools is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. Existing products become obsolete and unmarketable when companies introduce new products or enhancements to existing products that incorporate new technologies, and when new industry standards emerge. For example, some industry analysts believe that the recent emergence of the internet and intranets, and in particular the world wide web, with its new mode of user operation, could negatively impact the market for traditional client/server tools. To be successful, we must develop new products and enhancements to our existing products that keep pace with technological developments, emerging industry standards, and the increasingly sophisticated requirements of our customers. If we fail to anticipate or respond adequately to technological developments and evolving customer requirements, our financial performance could suffer. See "Business Factors--The software markets that we target are subject to rapid technological change and new product introductions."

COMPETITION

     We specifically design and target our products for the decision support software tools market. We believe that the principal competitive factors that impact this market include:

     .  ease of use;

     .  functionality;

     .  product architecture;

     .  price;

     .  product quality;

     .  breadth of distribution;

     .  customer support; and

     .  name recognition.

     Within our target market, we offer products that compete in four subsections:

     .  the query and reporting market;

     .  the multidimensional analysis or OLAP market;

     .  the emerging desktop data mining market; and

     . the market for integrated products or product suites that provide query, reporting, and analysis support on client/server or internet platforms.

     In the query and reporting market, our main competitors include:

     .  Cognos, Incorporated;

     .  Brio Technology, Inc.;

     .  Oracle Corporation; and

     .  Seagate Technology, Inc.

     In the multidimensional analysis or OLAP market, we face competition from:

     .  Cognos, Inc.;

     .  Hummingbird Communications, Ltd.;

     .  Oracle Corporation;

     .  Seagate Technology, Inc.;

     .  Microstrategy, Inc.;

     .  Hyperion Software Corporation; and

     .  Microsoft Corporation.

     In the desktop data mining market, our main competitors include:

     .  Cognos, Inc.; and

     .  Angoss Software Corporation.

     In the integrated query, analysis, and reporting market, our main competitors include:

     .  Cognos, Inc.;

     .  Brio Technology, Inc.;

     .  Oracle Corporation;

     .  Seagate Technology, Inc.; and

     .  Microstrategy, Inc.

     Some of our competitors have been in business longer than us and have significantly greater financial, technical, sales, marketing, and other resources than we do. In addition, some of our competitors enjoy greater name recognition and a larger installed base than us. Moreover, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well-established relationships with some of our existing and targeted customers.

     In the future, any of our competitors could introduce products with more features and lower prices than our products. Some of these companies could also bundle existing or new products with other more established products that they offer in order to compete more effectively against our products. Because our products are specifically designed and targeted to the decision support software tools market, we may lose sales to competitors offering a broader range of products. Furthermore, other companies larger than us could enter the market with products that cost less than our products, or could acquire or enter into a strategic relationship with certain of our small competitors and provide such competitors with additional resources or cause them to lower the price of their products to be more competitive with our products. We believe that the decision support software tools market will continue to grow and develop and that more and more large companies may find it a desirable market in which to compete. To the extent that we are unable to effectively compete against our current and future competitors, as a result of some or all of the factors stated above, our financial condition and operating results would suffer.

MANUFACTURING

     We rely upon third party suppliers to perform our CD duplication, print our user manuals, package our products, and manufacture certain related materials incorporated into our products. To date, we have not experienced any material difficulties or delays in manufacture by our third party suppliers. However, if we were to experience delays or difficulties with one or more of our third party suppliers, we may be unable to ship our products on a timely basis, which could severely harm our revenues, financial condition, and operating results. See "Business Factors--We rely on third party suppliers for most of our manufacturing needs."

PATENTS AND INTELLECTUAL PROPERTY PROTECTION

     We believe that we own or have licensed all proprietary rights relating to our software products. Our success depends in part on our ability to protect our property rights in our intellectual property. To protect our proprietary rights, we use a combination of protections provided by:

     .  patent, copyright, and trademark laws;

     .  trade secret laws;

     .  confidentiality agreements; and

     .  licensing arrangements, including confidentiality provisions.

We cannot assure you that any of these methods of protection are adequate to protect our technology from use or misappropriation by competitors. Despite our precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In addition, competitors may independently develop similar or superior technology, or patent technology that would harm our ability to continue enhancing our products or to introduce new products. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as in the United States. For example, under French law we are unable to patent our proprietary rights in our software, but we are able to protect these proprietary rights under copyright laws which enable us to enjoin third party infringement.

     We currently have one patent issued in the United States, number 5,555,403, relating to a "Relational Database Access System Using Semantically Dynamic Objects." We are currently engaged in litigation asserting that one of our competitors, Brio Technology, Inc., is infringing upon our rights under this patent. See "Item 3, Legal Proceedings" and "Business Factors--Our business may suffer if we cannot protect our intellectual property and proprietary rights." We cannot assure you that any current or future patents will provide us with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, we cannot assure you that others will not independently develop similar or competing technology or design around any of our issued patents.

     Litigation may be necessary to protect our proprietary property. Litigating any such claim can be very expensive in terms of management time and resources. Utilizing our resources on such litigation could cause our financial condition and operating results to suffer.

     In addition, although our name, together with our logo, is registered as a trademark in France, the United States, and a number of other countries, we may have difficulty asserting our ownership rights in the name "Business Objects." Similar to monitoring unauthorized use of our product by customers, we may be unable to effectively police unauthorized use of our name or otherwise prevent the name of our software from becoming a part of the public domain.

     While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition, and ongoing product support and enhancement may be more significant in maintaining our competitive position.

     We do not believe that our products infringe upon the proprietary rights of any third parties, and we are not aware of any third party claims that our products do so. However, we cannot be certain and we cannot assure you that third parties will never make such claims. We believe that software products offered in our target market increasingly will be subject to such claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap. If a third party were to bring an infringement claim against us, we would be forced to commit management resources to resolve the claim and may incur substantial litigation costs in defense of the claim. We may also have to expend significant development resources to redesign our product. Finally, we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us, and these agreements may not contain terms that are favorable to us.

     We often license our software products to customers through a "shrink-wrap" license which becomes effective upon the opening of the product by the customer. A "shrink-wrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser may use the product. For example, these license agreements typically provide that the licensed product may be used solely for the customer's internal operations for a specified number of named or concurrent users and are nonexclusive and nontransferable. "Shrink-wrap" license agreements are difficult to monitor. We cannot be certain, nor can we assure you, that our customers will comply with all of the terms and conditions of the "shrink-wrap" licenses under which they purchase our products. For example, a customer may permit more end users to use the product than the applicable "shrink-wrap" license allows without paying for additional users. To the extent that our customers violate the "shrink-wrap" licenses that apply to our products, we may be deprived of revenues and our financial condition and operating results may suffer.

     We also license a portion of our technology to third parties. Specifically SPSS Inc., Alsoft, StatSoft, and ESRI have licensed the Business Objects query technology and incorporated it into their products, BusinessQuery for SPSS from SPSS Inc., BusinessQuery for GeoConcept from Alsoft, BusinessQuery for Statistica, and BusinessQuery for ArcView GIS.

     We license certain software from third parties, and sub-license this software to our customers. In addition, we license certain software programs from third parties and incorporate these programs into our software products. Generally, the license agreements under which we license third party software grant us non-exclusive, worldwide licenses to use the software for certain limited purposes. By utilizing third party software in our business, however, we are exposed to certain risks that are not associated with in-house software development. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology which may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We cannot be certain, nor can we assure you, that we will be able to obtain and maintain licensing rights to desired or needed technology, or similar technology, on commercially reasonable terms, or at all.

     We have entered into source code escrow agreements with a limited number of our distributors and end users that require us, under certain circumstances, to release some of our source code to these distributors and end users. For example, generally these agreements provide that these parties will have a limited, non-exclusive right to use our source code if we become engaged in a bankruptcy proceeding, if we cease to do business, or if we fail to meet our contractual obligations. Using source code escrow agreements may increase the likelihood that third parties will misappropriate our source code contained in the escrow.

EMPLOYEES

     As of December 31, 1998, we had 977 full-time employees, including:

     .  155 in research and development;

     .  607 in sales and marketing;

     .  95 in customer service and support; and

     .  120 in finance and administration.

     Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

     Our success depends to a significant extent upon a number of key management and technical personnel, including Bernard Liautaud, our chief executive officer and co-founder, the loss of whom could adversely affect our business. We maintain a key person life insurance policy on the life of Mr. Liautaud with the proceeds payable to Business Objects. The loss of the services of key personnel could have a material adverse effect on Business Objects. In addition, we believe that our future success will also depend in a large part on our ability to attract and retain highly skilled technical, management, sales, and marketing personnel. Competition for such personnel in the computer software industry is intense, and we may be unable to successfully attract and retain such personnel.

     Under French law, management is required to hold monthly meetings with a delegation of elected employee representatives to discuss, in particular, employment matters and the economic condition of Business Objects and to provide appropriate information and documents relating to such matters. As required under French law, one employee representative is entitled to be present at meetings of the Board of Directors of Business Objects, but does not have any voting rights.

ITEM 2.   DESCRIPTION OF PROPERTY

     Our corporate headquarters are located in Levallois-Perret, France, a suburb of Paris, in a leased facility consisting of approximately 37,000 square feet. The lease term expires in 2005; however, we have the option to cancel the lease without penalty in 2002. In addition, we lease approximately 58,000 square feet in San Jose, California, for our U.S. headquarters under a lease that expires in 2001. We lease additional facilities and offices in Puteaux, France; Maidenhead, England; Koln, Germany; Nieuwegein, the Netherlands; Sydney, Australia; Tokyo, Japan; Madrid, Spain; Stockholm, Sweden; Zaventem, Belgium; Rome and Milan, Italy; Geneva and Zurich, Switzerland; Toronto, Canada; and in the United States in California, Texas, Illinois, Massachusetts, New Jersey, Georgia, Maryland, Michigan, Minnesota, Colorado, New York, Pennsylvania, and Connecticut.

ITEM 3.   LEGAL PROCEEDINGS

     During January 1997, we filed a lawsuit in United States District Court for the Northern District of California against Brio Technology, Inc. for alleged patent infringement. The lawsuit alleges that Brio Technology, Inc. infringes our United States Patent No. 5,555,403 by making, using, and selling its product known as BrioQuery Enterprise. Our complaint requests that the defendant be enjoined from further infringing the patent. See "Business Factors--Our business may suffer if we cannot protect our intellectual property and proprietary rights."

     In addition, the Company is involved in various legal proceedings arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The ADSs are quoted on the Nasdaq National Market under the symbol "BOBJ." Neither the ADSs nor the Ordinary Shares are listed or quoted on any other quotation system or securities exchange. The following table sets forth the range of quarterly high and low closing bid prices of the ADSs (each ADS representing one Ordinary Share) on the Nasdaq National Market for each full quarterly period within the two most recent fiscal years.

                                                       HIGH        LOW
                                                     --------     -------
              1998:
              Fourth Quarter....................      $32.50      $ 7.88
              Third Quarter.....................      $18.75      $ 8.88
              Second Quarter....................      $19.88      $13.00
              First Quarter.....................      $16.63      $ 9.50

              1997:
              Fourth Quarter....................      $14.00      $ 9.75
              Third Quarter.....................      $10.88      $ 6.75
              Second Quarter....................      $11.75      $ 7.38
              First Quarter.....................      $16.00      $ 9.38


     The depositary in respect of the ADSs is The Bank of New York. Each ADS registered on the books of the Depositary corresponds to one Ordinary Share. As of February 15, 1999, there were 48 record holders of American Depositary Receipts evidencing 15,948,323 ADSs. As of February 15, 1999, there were approximately 76 holders of record of Ordinary Shares. We have not, since the formation of Business Objects, declared or paid any dividends on the Ordinary Shares. We intend to employ all available funds for the development of our business and, accordingly, do not intend to declare or pay any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. The selected statement of operations data for each of the five years in the period ended December 31, 1998 and the balance sheet data at December 31, 1998, 1997, 1996, 1995, and 1994, respectively, have been derived from the Consolidated Financial Statements of the Company, which have been prepared in accordance with U.S. GAAP.

                                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------
                                           1998             1997             1996             1995             1994
                                      --------------    -------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA:                          (In thousands, except per share and per ADS data)
Revenues:
 License fees.......................        $108,761         $ 78,478          $64,451          $48,782          $24,306
 Services...........................          58,133           35,775           20,686           11,824            5,881
                                            --------         --------          -------          -------          -------
  Total revenues....................         166,894          114,253           85,137           60,606           30,187
Cost of revenues:
 License fees.......................           3,272            3,773            3,235            2,107            1,466
 Services...........................          23,899           13,107            6,780            4,044            1,619
                                            --------         --------          -------          -------          -------
  Total cost of revenues............          27,171           16,880           10,015            6,151            3,085
                                            --------         --------          -------          -------          -------
Gross margin........................         139,723           97,373           75,122           54,455           27,102
Operating expenses:
 Sales and marketing................          89,118           68,115           50,038           30,666           16,154
 Research and development...........          19,434           14,050           10,634            8,071            4,299
 General and administrative.........          15,394           11,076            7,402            5,706            3,447
                                            --------         --------          -------          -------          -------
  Total operating expenses..........         123,946           93,241           68,074           44,443           23,900
                                            --------         --------          -------          -------          -------
Income from operations..............          15,777            4,132            7,048           10,012            3,202
Net interest income and other.......           2,078            1,673            1,849            1,999              383
                                            --------         --------          -------          -------          -------
Income before minority interest               17,855            5,805            8,897           12,011            3,585
 and provision for income taxes.....
Provision for income taxes..........          (7,316)          (3,184)          (3,737)          (3,963)          (1,208)
Minority interest...................            (252)             256               --               --               --
                                            --------         --------          -------          -------          -------
Net income..........................        $ 10,287         $  2,877          $ 5,160          $ 8,048          $ 2,377
                                            ========         ========          =======          =======          =======
Net income per share and ADS--basic.        $   0.61         $   0.17          $  0.32          $  0.51          $  0.18
Net income per share and
 ADS--diluted.......................        $   0.58         $   0.17          $  0.30          $  0.49          $  0.17

                                                                    YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------
                                            1998             1997             1996             1995             1994
                                      --------------    -------------    -------------    -------------    -------------
BALANCE SHEET DATA:                                                 (Dollars in Thousands)
Cash and cash equivalents and
 short term investments.............        $ 71,713         $ 39,013          $42,171          $46,702          $30,849
Total current assets................         121,942           80,020           70,057           66,669           40,915
Total assets........................         138,085           94,340           80,770           71,013           45,237
Total current liabilities...........          70,838           43,541           28,915           24,431           10,435
Long term obligations...............              --               --               19              121               93
Shareholders' equity................          67,247           50,799           51,836           46,461           34,709

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis together with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates, and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects' actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the "Business Factors" section and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     Business Objects develops, markets, and supports decision support software for the client/server and internet market. We derive our revenues from license fees and charges for services, consisting of post-sale customer support, consulting and training services.

     Beginning in January 1, 1998, we adopted Statement of Position No. 97-2 "Software Revenue Recognition" as amended by Statement of Position No. 98-4.
The effect of adoption did not have a material impact on our results of operations. Under the requirements of these accounting standards, we generally recognize revenues from product licensing upon delivery of the software product to the end user, unless the fee is not fixed or determinable or collectibility is not probable. We consider all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, we recognize revenues as payments become due from the customer.
If collectibility is not considered probable, we recognize revenues when the fee is collected.

     Our post-contract customer support includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. We recognize revenues from our post-contract customer support services on a straight-line basis over the period during which we provide the support services. We recognize consulting and training service revenues as the services are provided. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     Sales in our various markets are subject to risks inherent in international business activities, including:

     .  general economic conditions in each country in which we operate;

     .  difficulties in staffing and managing international operations;

     .  overlapping of differing tax structures;

     .  unexpected changes in regulatory requirements;

     .  complying with a variety of foreign laws and regulations;

     .  longer accounts receivables payment cycles in Europe;

     .  import and export licensing requirements;

     .  trade restrictions; and

     .  changes in tariff and freight rates.

     In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Historically, we have generated a substantial majority of our revenues in U.S. dollars, French francs, and British pounds sterling, but we have incurred a majority of our corporate-related expenses in French francs, particularly research and development expenses. In the past, we have experienced fluctuations in the value of other currencies relative to the U.S. dollar. These fluctuations have caused certain dollar-translated amounts reported in our financial statements to change in comparison with previous periods. We expect this pattern to continue. Due to the number of currencies in which we conduct our business, and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future operating results. We have not undertaken hedging transactions to cover our currency transaction exposure. See "Business Factors--There are a number of factors associated with international operations that could adversely affect our business" and "--We have multinational operations that are subject to currency exchange rate fluctuations."

     During April 1997, we exercised our option to acquire 51% of the outstanding shares of a division of Datamat Ingegneria dei Sistemi S.p.A., our Italian distributor, in exchange for $1,300,000 in cash. During April 1998, we exercised our option to acquire an additional 29% of the outstanding shares of our Italian distributor in exchange for $982,000, increasing our ownership interest to 80%. The cost of the originally purchased shares and the additional shares have been fully allocated to goodwill, and is being amortized over a three-year period that began in April 1997. The purchase agreement provides for a call/put option that gives us the right to purchase, and the minority shareholder the right to require us to purchase, the remaining 20% of the shares in 1999 for an amount to be determined using a net asset and revenue based formula.

     The effect of inflation on our financial position has not been significant.

     In view of our significant growth in recent years, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance. In addition, our revenues and operating results can vary, sometimes substantially, from quarter to quarter as a result of various factors. See "Business Factors."

RESULTS OF OPERATIONS

     The following table sets forth certain items from our consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                      1998            1997          1996
                                                                --------------    -----------   -------------
Revenues:
 License fees...............................................         65%               69%            76%
 Services...................................................         35                31             24
                                                                    ---              ----           ----
  Total revenues............................................        100               100            100
                                                                    ===              ====           ====
Cost of revenues:
 License fees...............................................          2                 3              4
 Services...................................................         14                11              8
                                                                    ---              ----           ----
  Total cost of revenues....................................         16                14             12
                                                                    ---              ----           ----
Gross margin................................................         84                86             88
Operating expenses:
 Sales and marketing........................................         53                60             59
 Research and development...................................         12                12             12
 General and administrative.................................          9                10              9
                                                                    ---              ----           ----
  Total operating expenses..................................         74                82             80
                                                                    ---              ----           ----
Income from operations......................................          9                 4              8
Net interest income and other...............................          1                 1              2
                                                                    ---              ----           ----
Income before minority interest and provision for income             11                 5             10
 taxes......................................................
Provision for income taxes..................................         (4)               (2)            (4)
Minority interest...........................................         --                --             --
                                                                    ---              ----           ----
Net income..................................................          6%                3%             6%
                                                                    ===              ====           ====

Gross margin:
 License fees...............................................         97%               95%            95%
 Services...................................................         59%               63%            67%

REVENUES

     The following table sets forth information regarding the composition of our revenues and period-to-period changes:

                                                      PERCENT                         PERCENT
                                        1998          CHANGE            1997          CHANGE            1996
                                   -------------   -------------    ------------    ------------    -----------
                                                              (Dollars in Thousands)
License fees.....................       $108,761         39%            $ 78,478         22%         $  64,451
s Percentage of total revenues....             65%                             69%                          76%
Services.........................       $ 58,133         62%            $ 35,775         73%         $  20,686
 Percentage of total revenues....             35%                             31%                           24%
Total revenues...................       $166,894         46%            $114,253         34%         $  85,137

     Total revenues increased to $166.9 million in 1998, up from $114.3 million in 1997 and $85.1 million in 1996, representing increases of 46% from 1997 to 1998 and 34% from 1996 to 1997. In each year presented, a majority of our total revenues was derived from license fees for BusinessObjects and related products. Our service revenues were comprised of revenues from maintenance, consulting services, and training activities related to licenses of BusinessObjects. Any factor that adversely affects our ability to license BusinessObjects would severely impact our financial condition and operating results.

     . License Fees. Revenues from license fees increased approximately $30.3 million or 39% in 1998 over the level achieved in 1997. This compares to an increase of $14.0 million or 22% during 1997 over the level achieved in 1996. These increases in license fees reflected increased unit licenses of BusinessObjects and related software products in all geographic areas into which we sell. Revenues from the sale of WebIntelligence, our thin-client platform for internet-based installations, represented approximately 12% of our total license revenues during 1998. The revenues recognized from the sale of WebIntelligence during 1997 was less than 1% of the total license revenue. License revenues from our main geographic markets increased as follows:
European sales increased 44% from 1997 to 1998 as compared to a 25% increase from 1996 to 1997. Sales in the Americas increased 31% from 1997 to 1998 as compared to 11% from 1996 to 1997. License fees in the Asia Pacific region increased 39% from 1997 to 1998 as compared to 57% from 1996 to 1997. The decrease in the rate of growth in the Asia Pacific region during 1998 reflects the economic weaknesses recently experienced by a number of countries in that region. See "Business Factors--Weaknesses in the economies of countries in the Asia Pacific region could negatively impact our revenues."

     We plan to continue to enhance our current software and develop new products. As a result, we anticipate that license fees, which represented approximately 65% of our total revenues in 1998, will continue to represent a substantial majority of our revenues for the foreseeable future. However, it is expected that the percentage of license revenues to total revenues will decrease in the future as the growth in service revenues exceeds the growth in license revenues. We expect that the market penetration by, and number of, our competitors will increase and, as a result, the growth rate in our license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

     .    Services. Revenues from services consist of consulting revenues, training revenues, and maintenance revenues. Revenues from services increased approximately $22.4 million or 62% in 1998 over the level achieved in 1997. This compares to an increase of $15.1 million or 73% during 1997 over the level achieved in 1996. The increase in revenues from services during both years was due primarily to increases in maintenance revenues related to increases in our installed base and increases in consulting and training revenues associated with the increased level of licenses of BusinessObjects and related products. We intend to increase our efforts to sell maintenance, training, and consulting services, and expect that service revenues continue to represent a significant portion of our total revenues.

     COST OF REVENUES

  The following table sets forth information regarding our cost of revenues and period-to-period changes:

                                                                PERCENT                         PERCENT
                                               1998             CHANGE           1997           CHANGE            1996
                                         --------------     -------------    ------------    -------------   -------------
                                                                    (Dollars in thousands)
Cost of license fees...................        $ 3,272            (13%)        $ 3,773             17%          $ 3,235
 Percentage of license fees revenues...              3%                              5%                               5%
Cost of services.......................        $23,899             82%         $13,107             93%          $ 6,780
 Percentage of services revenues.......             41%                             37%                              33%
Total cost of revenues.................        $27,171             61%         $16,880             69%          $10,015
 Percentage of total revenues..........             16%                             14%                              12%

     .    License Fees.  Cost of license fees, which consist primarily of materials, packaging, and freight, decreased approximately $500,000 or 13% in 1998 over the level experienced in 1997. This compares to an increase of $500,000 or 17% during in 1997 over the level experienced in 1996. Cost of license fees as a percentage of license fee revenues decreased slightly from 5% during 1996 and 1997 to 3% during 1998. This decrease was primarily due to the improved management of inventory levels and freight costs. We expect the cost of license fees to remain at the 1998 percent of revenue level for the near future.

     .    Services. Cost of services, which consist of the cost of providing consulting, training, and maintenance, increased approximately $10.8 million or 82% in 1998 over the level experienced in 1997. This compares to an increase of $6.3 million or 93% in 1997 over the level experienced in 1996. The increases in such costs in absolute amount during both years were primarily due to increases in the number of personnel involved in our consulting, training, and maintenance activities and, to a lesser extent, to costs associated with subcontracting of some training activities. Cost of services as a percentage of service revenues increased from 33% in 1996 to 37% in 1997 and 41% in 1998. The increase in cost of services as a percent of service revenues was due to increased investment in the consulting services segment and a faster growth rate in consulting services, which is a lower gross margin as compared to the other services.

     OPERATING EXPENSES

     The following table sets forth information regarding the composition of our operating expenses and period-to-period changes:

                                                          PERCENT                          PERCENT
                                            1998          CHANGE            1997           CHANGE             1996
                                     ---------------   ------------    -------------    -------------    -------------
                                                                   (Dollars in thousands)
Sales and marketing................        $ 89,118         31%            $68,115            36%             $50,038
 Percentage of total revenues......              53%                            60%                                59%
Research and development...........        $ 19,434         38%            $14,050            32%             $10,634
 Percentage of total revenues......              12%                            12%                                12%
General and administrative.........        $ 15,394         39%            $11,076            50%             $ 7,402
 Percentage of total revenues......               9%                            10%                                 9%
Total operating expenses...........        $123,946         33%            $93,241            37%             $68,074
 Percentage of total revenues......              74%                            82%                                80%

     .    Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, together with amounts paid for advertising and product promotion activities. Sales and marketing expenses were $89.1 million, or 53% of total revenues, in 1998 as compared to $68.1 million, or 60% of total revenues, in 1997, and $50.0 million, or 59% of total revenues, in 1996. Sales and marketing expenses increased in absolute amount in each period as we expanded our sales and marketing organization. This organization grew from 298 people at December 31, 1996 to 401 people at December 31, 1997 and to 601 people at December 31, 1998. The increase in sales and marketing personnel was due to expansion of personnel in existing offices. Sales and marketing expenses as a percentage of total revenues decreased in 1998 as we experienced better productivity in our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars in the future but may vary as a percent of revenues.

     .    Research and Development. Research and development $14.1 million in
1997 and $10.6 million in 1996. expenses in 1998 consist primarily of salaries, Research and development expenses have related benefits, third party consultant fees, and represented 12% of total revenues in each period other costs associated with our research and presented. The increase in research and development activities. Research and development development expenses in absolute amount is due expenses were $19.4 million in 1998, to increased staffing and associated support for software engineers required to expand and enhance our product line. From December 31, 1997 to December 31, 1998, our research and development organization grew from 116 to 155 people. As of December 31, 1998, we have not capitalized any software development costs and all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements. Research and development expenses are expected to continue to increase in absolute dollars in the future but may vary as a percent of revenues.

     .    General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and amortization of goodwill. General and administrative expenses were $15.4 million, or 9% of total revenues, in 1998 as compared to $11.1 million, or 10% of total revenues, in 1997 and $7.4 million, or 9% of total revenues, in 1996. General and administrative expenses increased in absolute amounts in each period as we increased our staffing to support our growth, and experienced higher expenditures for legal and accounting services associated with operating a larger company. In addition, general and administrative expenses included the amortization of goodwill related to the acquisition of certain distributors in 1997 and 1998. Goodwill amortization expense totaled $1.3 million in 1998 and $600,000 in 1997. No goodwill amortization expense was recorded in 1996. General and administrative expenses are expected to continue to increase in absolute dollars in the future but may vary as a percent of revenues.

     NET INTEREST INCOME AND OTHER

     The following table sets forth information regarding the composition of our net interest and other income and period-to-period changes:

                                                           PERCENT                          PERCENT
                                           1998            CHANGE            1997           CHANGE             1996
                                        ------------    -------------   --------------   -------------     -----------
                                                                  (Dollars in thousands)
Net interest income................         $1,931           77%           $1,088            (30)%          $1,556
Net exchange gain..................         $  147          (75)%          $  585            100%           $  293

     Net interest income and other income represents net interest income and expense, and net gains and losses resulting from foreign currency exchange rate changes. Net interest income and other totaled $2.1 million in 1998, $1.7 million in 1997, and $1.8 million in 1996. The increase in net interest income in 1998 was primarily due to an increase in our cash available for short-term investing. The decrease in interest income in 1997 compared to 1996 was predominantly due to lower cash balances for investment purposes and lower interest rates. The decrease in net exchange gains in 1998 was predominantly due to losses on U.S. dollar denominated intercompany receivables caused by the general weakening of the U.S. dollar against the French franc.

     INCOME TAXES

     The following table sets forth information regarding our income taxes:

                                                             PERCENT                           PERCENT
                                             1998            CHANGE            1997            CHANGE            1996
                                        -------------     -------------   -------------    --------------    ------------
                                                                   (Dollars in thousands)
Provision for income taxes.........          $7,316              130%          $3,184             (15)%          $3,737
Effective tax rate.................              41%                               55%                               42%

     Income taxes totaled $7.3 million in 1998, $3.2 million in 1997, and $3.7 million in 1996. This represented an effective income tax rate of 41% in 1998, 55% in 1997, and 42% in 1996. The increase in the effective tax rate in 1997 was primarily due to limitations on our ability to offset net losses for tax purposes in certain jurisdictions against taxable income in other jurisdictions, as well as the increase in the French statutory tax rate from 36.7% to 41.7% effective January 1, 1997. The decrease in our effective tax rate in 1998 reflects a return to our standard effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                 PERCENT
                                                                                 1998            CHANGE           1997
                                                                             -------------    -------------   ------------
                                                                                        (Dollars in thousands)
Working capital............................................................       $ 51,104              40%        $36,479
Cash, cash equivalents, and short-term investments.........................       $ 71,713              84%        $39,013
Net cash provided by operating activities..................................       $ 34,314             285%        $ 8,919
Net cash provided by (used for) investing activities.......................       $(27,648)          (513)%        $ 6,701
Net cash provided by financing activities..................................       $  4,484             271%        $ 1,208

     As of December 31, 1998, we had cash, cash equivalents, and short-term investments of $71.7 million, an increase of $32.7 million from December 31, 1997. Net cash provided by operating activities was $34.3 million in 1998, as compared to $8.9 million in 1997. Net cash provided by operating activities in 1998 primarily resulted from net income and non-cash charges for depreciation and amortization expense, and increases in accounts payable, accrued payroll, deferred revenue and value added taxes payable, and other current liabilities, partially offset by increases in accounts receivable.

     Accounts receivable increased to $42.2 million at December 31, 1998, from $35.1 million at the end of 1997. The increases in accounts receivable resulted primarily from the growth in revenues. Accounts receivable days' sales outstanding (DSO) was 79 days at December 31, 1998, and 88 days at December 31, 1997. In general, due to the level of European sales which tend to have longer collection cycles, and the historical pattern of revenue generation towards the end of each quarter, we anticipate that accounts receivable and DSO will continue to be substantial in the future.

     Our investing activities consisted primarily of the purchase and sale of short-term investments totaling $2.5 million of net proceeds in 1998 and $15.6 million in 1997, the acquisition of increased interests in distributors totaling $1.0 million in 1998 and $2.6 million in 1997, and expenditures for fixed assets totaling $6.8 million in 1998 and $6.3 million in 1997. We have no significant capital commitments and we currently anticipate that additions to property and equipment for the next year will be comparable to recent past years.

     In 1998, our financing activities provided $4.5 million from the issuance of shares upon the exercise of employee stock options and the sale of shares under employee stock purchase plans. In 1997, our financing activities provided $1.3 million from the issuance of shares upon the exercise of employee stock options and the sale of shares under employee stock purchase plans.

     We believe that cash from operations together with existing cash and cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next 12 months.

BUSINESS FACTORS

     Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K include forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

     OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

     In the past, our revenues and operating results have varied, sometimes substantially, from quarter to quarter. We expect our revenues and operating results to continue to fluctuate from quarter to quarter in the future and we may even experience losses in any particular quarter. Accordingly, quarter to quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicative of our future performance. In general, because license fees comprise a substantial majority of our revenues, fluctuations in the amount of license fees generated in any one quarter can cause variations in our quarterly revenues and operating results. Our license fees tend to fluctuate as a result of a number of factors, including:

     .    the variability of our sales cycle;

     .    the size and timing of individual license transactions;

     . the timing of our new product or product enhancement releases and of competitors' new product or product enhancement releases;

     . customer delays in purchases of our products in anticipation of new releases or enhancements to our existing products;

     . customer delays in purchases of our products because of our customers' own budgeting decisions;

     . the ability of our competitors to offer new products that successfully compete with our products; and

     . reductions in the prices of our products, or the prices of our competitors' products relative to the prices of our products.

     Our license fees may vary substantially from one quarter to the next if we experience significant delays in customer orders at the end of a quarter. We typically ship our products upon receipt of customer orders, and recognize license revenues in the quarter such products are shipped to the customer. In the past, we have often shipped the most product, and recognized the largest amount of our licensing revenues, in the last weeks of the last month of each quarter. However, each quarter we incur operating expenses based in part on anticipated revenue levels, and a high percentage of our expenses are relatively fixed. As a result, if a significant number of our customers delay their product orders at the end of any particular quarter until the following quarter, we may experience significant fluctuations in our revenues and operating results from one quarter to the next and we may even experience losses in the preceding quarter.

     In addition, we currently plan to continue to increase our expenditures to fund:

     .    greater levels of research and development;

     .    an increase in our direct sales and marketing staff;

     .    the development of new distribution and resale channels;

     .    broader customer support capabilities; and

     . additional general and administrative staffing necessary to support these functions.

We anticipate that such expenses will be relatively fixed and consistent from quarter to quarter. As a result, these expense increases could result in more significant quarter to quarter fluctuations in our operating results if revenues earned in any particular quarter fall short because a significant number of our customers delay their product orders from one quarter to the next, or because we are unable to ship additional product to our customers consistently throughout each quarter during which we make these expenditures.

     Our revenues and operating results may also fluctuate from quarter to quarter due to various seasonality factors. In other words, our revenue growth generally slows, and our revenues may even decline, in the first quarter of each calendar year as compared to the immediately preceding quarter. Seasonality like this is typical in the computer software industry. We believe that this seasonality is a result of two principal factors:

     . due to spending and budgeting considerations, many of our customers make their larger capital purchases in the fourth quarter of each calendar year, and their lower capital purchases during the following quarter;

     . because there is typically lower economic activity throughout Europe during the summer months, relative to other times during the year, many European customers do not place orders during the third quarter of the calendar year.

     These two factors typically result in a higher level of revenues for the fourth quarter of the calendar year, relative to other fiscal quarters. We anticipate that this pattern of revenue seasonality will continue.

     WE DEPEND ON SALES OF ONE PRODUCT FOR A MAJORITY OF OUR REVENUES.

     We generate a substantial majority of our total revenues from licensing fees generated from the sale of the BusinessObjects product. We expect that for the foreseeable future we will continue to derive a substantial majority of our revenues from the sale of the BusinessObjects product. We derive our remaining revenues from the sale of our other licensed products and services which are related to the BusinessObjects product. As a result, if our sales of BusinessObjects decrease for any reason, our financial condition and operating results would be severely impacted. Our future revenues and profits also depend significantly on our ability to successfully develop and introduce new and enhanced versions of our BusinessObjects product, and on customer acceptance of these new and enhanced versions of our BusinessObjects product. Moreover, if we are required to reduce the prices for our products, including BusinessObjects, due to competitive pressures, or if any other factors significantly erode the price that we are able to charge for our BusinessObjects product, our financial condition and operating results could suffer.

     WE FACE SUBSTANTIAL COMPETITION FROM MANY COMPANIES THAT ARE LARGER THAN
US.

     We specifically design and target our products for the decision support software tools market. We believe that the principal competitive factors that impact this market include:

     .    ease of use;

     .    functionality;

     .    product architecture;

     .    price;

     .    product quality;

     .    breadth of distribution;

     .    customer support; and

     .    name recognition.

Although we believe that we compete effectively with respect to these factors, we may be unable to continue to do so in the future.

     Within our target market, we offer products that compete in four subsectors:

     .    the query and reporting market;

     .    the multidimensional analysis or OLAP market;

     .    the emerging desktop data mining market; and

     . the market for integrated products or product suites that provide query, reporting, and analysis support on client/server and internet platforms.

     Some of our competitors have been in business longer than us and have significantly greater financial, technical, sales, marketing, and other resources than we do. In addition, some of our competitors enjoy greater name recognition and a larger installed customer base than we do. Moreover, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well-established relationships with some of our existing and targeted customers.

     In the future, any of our competitors could introduce products with more features at lower prices. Some of these companies could also bundle existing or new products with other more established products that they offer and compete more effectively against our products. Because our products are specifically designed and targeted to the decision support software tools market, we may lose sales to competitors offering a broader range of products. Furthermore, other companies larger than us could enter the market with products that cost less than our products. Such companies could also acquire or enter into a strategic relationship with certain of our smaller competitors and provide such competitors with additional resources or cause them to lower the price of their product to be more competitive with our products. We believe that the decision support software tools market will continue to grow and develop, and that more and more larger companies may find it a desirable market in which to compete. To the extent that we are unable to effectively compete against our current and future competitors, as a result of some or all of the factors stated above, our financial condition and operating results would suffer.

     THE SOFTWARE MARKETS THAT WE TARGET ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTIONS.

     The market for decision support software tools is characterized by:

     .    rapid technological advances;

     .    changes in customer requirements; and

     .    frequent new product introductions and enhancements.

As a result, existing products become obsolete and unmarketable when companies introduce new products or enhancements to existing products that incorporate new technologies and when new industry standards emerge. For example, some industry analysts believe that the recent emergence of the internet and intranets, and in particular the world wide web, with its new mode of user operation, could negatively impact the market for traditional client/server tools. To be successful, we must develop new products and enhancements to our existing products that keep pace with technological developments, emerging industry standards, and the increasingly sophisticated requirements of our customers. However, in the future we may be unable to successfully develop new products or enhancements to our existing products in a timely manner that adequately respond to technological changes, evolving industry standards, or the requirements of our customers. In addition, even if we are able to develop new products or enhancements to our existing products, these products and product enhancements may not be accepted in the marketplace. Moreover, our customers may defer or forego purchases of our existing products if we do not adequately time the introduction or the announcement of new products or enhancement to our existing products, or if our competitors introduce or announce new products and product enhancements. Any of these factors could severely harm our financial condition and operating results.

     OUR PRODUCTS MAY HAVE SOFTWARE DEFECTS AND ERRORS.

     Our BusinessObjects product and WebIntelligence platform are internally complex and frequently contain defects or errors, especially when first introduced or when new versions or enhancements are released. For example, when BusinessObjects 4.0 was first introduced in 1996, it would not run on Windows 3.1, and we had to rework a portion of the product to enable it to do so. The revised product then took a significantly longer period than expected to achieve operational stability, and contained a number of "bugs" resulting from the significant rewriting and rearchitect-ing of the product. We resolved these problems by the end of 1996, but our operating results for the second quarter of 1996 were severely impacted.

     In contrast to our previous products that are client-based, WebIntelligence is server-based. We have limited experience and technical expertise in developing server software. In addition, the success of WebIntelligence depends on its availability on Unix, with which we have limited experience, and the ability for the architecture to scale to large customer deployments. In the future, there can be no assurances that we will be successful in meeting these requirements.

     Despite extensive testing, our new products and product enhancements may contain defects and errors which we may not detect until after we have commenced commercial shipments. If defects and errors are discovered in our products and product enhancements after commercial release:

     . potential customers may delay or forego purchases of these products and product enhancements;

     .    our reputation in the marketplace may be damaged;

     .    we may incur additional service and warranty costs; and

     . we may have to divert additional development resources to correct the defects and errors.

If any or all of the foregoing occur, we may lose revenues or incur higher operating expenses, either of which could severely harm our financial condition and operating results.

     WE RELY ON THIRD PARTY SUPPLIERS FOR MOST OF OUR MANUFACTURING NEEDS.

     We rely upon third party suppliers to perform our CD duplication, print our user manuals, package our products, and manufacture certain related materials incorporated in our products. If we were to experience delays or difficulties with one or more of our third party suppliers, we may be unable to ship our products on a timely basis, which could severely harm our revenues, financial condition, and operating results.

     OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     Our success depends in part on our ability to protect our proprietary rights in our intellectual property. To protect our proprietary rights, we use a combination of protections provided by:

     .    patent, copyright, and trademark laws;

     .    trade secret laws;

     .    confidentiality agreements; and

     .    licensing arrangements, including confidentiality provisions.

We cannot assure you that any of these methods of protection are adequate to protect our technology from use or misappropriation by our competitors. Despite our precautions, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as in the United States. For example, under French law we are unable to patent our proprietary rights in our software, but we are able to protect these proprietary rights under copyright laws which enable us to enjoin third party infringement.

     Litigation may be necessary to protect our proprietary rights in our intellectual property. For example, we currently have one patent issued in the United States relating to a "Relational Database Access System Using Semantically Dynamic Objects." We believe that one of our competitors, Brio Technology, Inc., is infringing upon our rights under this patent, and we are currently litigating this claim against Brio Technology. During January 1997, we filed a lawsuit in the United States District Court for the Northern District of California against Brio Technology alleging that it is infringing our patent by making, using, and selling one of its products known as BrioQuery Enterprise. We have requested that the court enjoin Brio Technology from further infringing on our patent. We cannot assure you that we will receive a favorable outcome in this litigation. Litigating this claim, or other claims we may believe are necessary in the future to protect our proprietary rights, can be very expensive in terms of management time and resources. Utilizing our resources on such litigation could cause our financial condition and operating results to suffer.

     In addition, although our name, together with our logo, is registered as a trademark in France, the United States, and a number of other countries, we may have difficulty asserting our ownership rights in the name "Business Objects." Similar to monitoring unauthorized use of our product by customers, we may be unable to effectively police unauthorized use of our name or otherwise prevent the name of our software from becoming a part of the public domain.

     THIRD PARTIES COULD ASSERT THAT OUR TECHNOLOGY INFRINGES ON THEIR PROPRIETARY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE OUR PRODUCTS AND RESULT IN COSTLY LITIGATION.

     We do not believe that our products infringe upon the proprietary rights of any third parties, and we are not aware of any third party claims that our products do so. However, we cannot be certain and we cannot assure you that third parties will never make such claims. We believe that software products offered in our target market increasingly will be subject to such claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap. If a third party were to bring an infringement claim against us, we would be forced to commit management resources to resolve the claim and may incur substantial litigation costs in defense of the claim. We may also have to expend significant development resources to redesign our product as a result of such claims. Finally, we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us, and these agreements may not contain terms that are favorable to us.

     WE USE "SHRINK WRAP" LICENSES IN CONNECTION WITH THE SALE OF OUR PRODUCTS.

     We often license our software products to customers through a "shrink-wrap" license which becomes effective upon the opening of the product by the customer. A "shrink-wrap" license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser may use the product. For example, these license agreements typically provide that the licensed product may be used solely for the customer's internal operations for a specified number of named or concurrent users and are nonexclusive and nontransferable. "Shrink-wrap" license agreements are difficult to monitor. We cannot be certain, nor can we assure you, that our customers will comply with all of the terms and conditions of the "shrink-wrap" licenses under which they purchase our products. For example, a customer may permit more end users to use the product than the applicable "shrink-wrap" license allows without paying for additional users. To the extent that our customers violate the "shrink-wrap" licenses that apply to our products, we may be deprived of revenues and our financial condition and operating results may suffer.

     WE RELY ON SOFTWARE LICENSED TO US BY THIRD PARTIES.

     We license certain software from third parties, and sub-license this software to our customers. In addition, we license certain software programs from third parties and incorporate these programs into our own software products. Generally, the license agreements under which we license third party software grant us a non-exclusive, worldwide license to use the software for certain limited purposes. By utilizing third party software in our business, however, we incur certain risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology which may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We cannot be certain, nor can we assure you, that we will be able to obtain and maintain licensing rights to desired or needed technology or similar technology on commercially reasonable terms, or at all.

     OUR SOURCE CODE ARRANGEMENTS MAY MAKE IT EASIER FOR A THIRD PARTY TO MISAPPROPRIATE OUR TECHNOLOGY.

     We have entered into source code escrow arrangements with a limited number of our distributors and end users that require us to release some of our source code to these distributors and end users under certain circumstances. For example, generally these agreements provide that these parties will obtain a limited, non-exclusive right to use our source code if we become engaged in a bankruptcy proceeding, if we cease to do business, or if we fail to meet our contractual obligations to these distributors and end users. Using source code escrow arrangements may increase the likelihood that third parties will misappropriate our source code contained in the escrow.

     THERE ARE A NUMBER OF FACTORS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     We conduct a significant portion of our business outside of North America and France. For example, in 1998, sales in France accounted for 18.3% of total revenues, sales in North America accounted for 29.6% of total revenues, sales in the United Kingdom accounted for 22.7% of total revenues, and sales in other European countries and in the Asia Pacific region collectively accounted for 29.4% of total revenues. We currently have offices in over 15 countries throughout the world. Sales in these various markets subject us to a number of risks inherent in international business activities which could severely harm our operations, financial condition and operating results, including:

     .    general economic conditions in each such country;

     .    difficulties in staffing and managing international operations;

     .    overlap of inconsistent tax structures;

     .    managing an organization spread over various jurisdictions;

     .    unexpected changes in regulatory requirements;

     .    compliance with a variety of foreign laws and regulations;

     .    longer accounts receivables payment cycles in Europe;

     .    import and export licensing requirements;

     .    trade restrictions; and

     .    changes in tariff and freight rates.

     WE HAVE MULTINATIONAL OPERATIONS THAT ARE SUBJECT TO CURRENCY EXCHANGE RATE FLUCTUATIONS.

     We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to retained earnings. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the month the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, and Italian lira. As a result, the Company's operating results may be adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. In the past, we have experienced fluctuations in the value of these and other currencies relative to the U.S. dollar, and we expect this pattern to continue. These fluctuations have caused certain U.S. dollar-translated amounts reported in our financial statements to change in comparison with previous periods, and resulted in currency transaction gains and losses which have been included in net earnings. Due to the number of currencies in which we conduct our business and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future operating results. As of December 31, 1998, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

     WEAKNESSES IN THE ECONOMIES OF COUNTRIES IN THE ASIA PACIFIC REGION COULD NEGATIVELY IMPACT OUR REVENUES.

     Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking, and equity markets. Although we generated only approximately 6.0% of our consolidated revenues for the year ended December 31, 1998 in this region, weaknesses in the Asia Pacific region could adversely affect demand for our products. Moreover, weaknesses in this region could adversely affect the U.S. dollar value of our foreign currency-denominated sales in the Asia Pacific region and ultimately our consolidated results of operations.

     WE FACE RISKS RELATED TO THE EUROPEAN MONETARY CONVERSION.

     On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their sovereign currencies and the Euro and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and will be available for non-cash transactions. We expended resources, reviewed and modified pricing policies in the new economic environment, analyzed the legal and contractual implications for contracts, evaluated system capabilities, and ensured that banking vendors support our operations in Euro-related transactions. We expect to modify our business operations and systems to accommodate the Euro conversion on a timely basis, but we do not believe that the cost of these modifications will significantly affect our operating results. We cannot be certain nor can we assure you that we will be able to successfully complete these modifications in a manner that complies with Euro requirements. In addition, the costs of completing these modifications could be higher than we currently anticipate, which could negatively impact our financial condition and operating results. For example, we have not yet completed our evaluation of the impact of the Euro conversion upon our functional currency designations. In addition, our vendors and suppliers may be unable to make appropriate modifications to their business operations and systems to support Euro-related transactions. While we cannot predict what effect these various factors may have on our financial condition and operating results, we believe that factors relating to the Euro conversion could cause significant volatility in our future financial performance and stock price.

     WE CURRENTLY RELY PRIMARILY ON DIRECT SALES, BUT MAY BECOME MORE DEPENDENT UPON PRODUCT DISTRIBUTION AND SUPPORT FROM THIRD PARTIES.

     We currently rely primarily upon our direct sales efforts to distribute and market our products, but we have been increasing our sales through indirect channels. We expect to continue to increase our sales through indirect channels, such as VARs, system integrators, consulting partners, distributors, and resellers. However, we may be unable to successfully establish indirect sales channels that are capable of marketing and supporting our products effectively. Moreover, any VARs, system integrators, consulting partners, distributors or resellers who market and support our products may discontinue their relationship with us at any time. If we are unable to recruit or retain a significant number of VARs, system integrators, consulting partners, distributors, or resellers to effectively market and support our products, our operating results may suffer. Additionally, our financial performance and operating results may suffer if we are unable to:

     .    expand our own sales and marketing organization;

     . implement new indirect sales channels to penetrate different and broader markets than those addressed by our existing direct sales force and international distributors; or

     . expand our support organization commensurate with our base of installed products.

     WE ARE SUSCEPTIBLE TO PROBLEMS ASSOCIATED WITH THE YEAR 2000.

     Many computer programs define references to applicable years by using two digits rather than four. As a result, many computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations that disrupt our operations. For example, computer systems failures resulting from improper date references may temporarily disrupt our ability to process transactions, send invoices, or engage in similar normal business activities.

     We have developed our current core product and platforms, BusinessObjects
4.1 and WebIntelligence 2.0, to comply with the Year 2K Conformity Requirements developed by the British Standards Institute. We believe that it is essential that we continue to design and test our products and platforms in compliance with these standards. Based on our testing against the Y2K standards, we believe BusinessObjects 4.1 is compliant with such standards. We have also conducted testing on our WebIntelligence 2.0 platform. Although we believe this platform to be compliant under most customer environments, we have identified a limitation which, for a specific customer operation (importing and exporting data in certain file formats) would result in non-compliance with the Y2K standards. We believe this limitation is applicable to a limited number of customer environments. We have developed a workaround for this limitation that can easily be implemented by the customer. We are in the process of developing a patch to correct this issue, which we expect will be available in mid-1999.

     Because our product and platforms are used in conjunction with underlying operating systems, and other database, middleware, and other software programs, they are necessarily subject to the limitations, including year 2000 related limitations, of such third party software. In order to minimize potential year 2000 compliance issues, we recommend to our customers that they use our current products and platforms in conjunction with the most current releases of any third party software. As new versions of the third party software used by our customers become available, we intend to continue to design and test our products and platforms as used with such third party software against the British Standards Institute definition of Year 2K Conformity Requirements. However, because we are dependent upon our customers' use of third party software in connection with their use of our products and platforms, we cannot assure you that the implementation of our products and platforms will not be affected in the future by year 2000 issues related to modification or revisions in any such third party software.

     Furthermore, some of our customers continue to operate older versions of our products that may experience problems associated with the year 2000 issues. We have been encouraging these customers to migrate to current versions of our software, but some of them may not do so prior to January 1, 2000.

     We are currently using a four step process to address the year 2000 issues associated with our internal management information systems: assessment, remediation, testing, and implementation. We have completed the assessment phase for our IT systems. The assessment phase of our IT systems indicated that some of our critical IT systems may not be year 2000 compliant. We are reviewing corrective actions and contingency plans to these critical IT systems, and have retained external consultants to assist in this process.

     We are still in the process of completing the assessment phase of our non-IT systems, which is expected to be completed by the end of our first calendar quarter. Some of the suppliers and vendors that provide us with products, services, and systems, and others with whom we transact business on a worldwide basis, continue to operate business systems or offer products that will experience problems associated with the year 2000. If any of these third parties cannot timely provide us with products, services, or systems that have been modified to operate in the year 2000 and beyond, our business may be disrupted and our operations may suffer. We are currently assessing the year 2000 compliance plans of our major suppliers and vendors.

     We are in the process of evaluating the need for contingency plans with respect to problems associated with the year 2000. We believe that the need for contingency plans must be evaluated on a case-by-case basis, and will vary considerably in nature depending on the year 2000 issue involved.

     We expect to complete our year 2000 remediation, testing, and implementation processes for both our IT and non-IT systems by the end of 1999, and to incur no more than $300,000 in connection with the entire process. However, if we are unable to successfully complete this process before the end of 1999, both our day-to-day business operations and operating results could be significantly adversely affected. Furthermore, other factors relating to the year 2000, including litigation, may materially and adversely affect our business, financial condition, and operating results.

     OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS; WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

     Our success depends to a significant extent upon a number of key management and technical personnel, including Bernard Liautaud, our chief executive officer and co-founder, the loss of whom could adversely affect our business. We maintain a key person life insurance policy on the life of Mr. Liautaud with proceeds payable to Business Objects. The loss of the services of key personnel could have a material adverse effect on Business Objects. In addition, we believe that our future success will also depend in a large part on our ability to attract and retain highly skilled technical, management, sales, and marketing personnel. Competition for such personnel in the computer software industry is intense, and we may be unable to successfully attract and retain such personnel.

     WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

     Our business has grown rapidly in recent years. If we continue to grow at the same pace, this growth may place a significant strain on our management and operations. Our future operating results depend in part on the ability of our officers and key employees to continue to implement and improve our operational and financial control systems and to hire, expand, train, and manage our employees. If we are unable to manage our growth effectively, our financial condition and operating results could suffer.

     WE ARE CURRENTLY ENGAGED IN LEGAL PROCEEDINGS WITH THIRD PARTIES.

     We are involved in various legal proceedings that have arisen in the ordinary course of our business, including the patent infringement lawsuit described earlier. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, operating results, or cash flows. However, we may become involved in a significant lawsuit in the future which could drain important resources and could materially and adversely harm our financial condition and operating results.

QUARTERLY INFORMATION

     The following tables set forth statements of income data for each of the eight quarters in the period ended December 31, 1998 in dollars and as a percentage of total revenues. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  THREE MONTHS ENDED
                             -------------------------------------------------------------------------------------------
                               DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                 1998        1998       1998       1998       1997        1997       1997       1997
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
Revenues:                                           (in thousands, except per share and ADS data)
 License fees...............    $33,950     $26,232    $25,157    $23,422    $24,265     $19,442    $18,032    $16,739
 Services...................     17,570      15,025     14,395     11,143     11,769       9,060      8,296      6,650
                                -------     -------    -------    -------    -------     -------    -------    -------
  Total revenues............     51,520      41,257     39,552     34,565     36,034      28,502     26,328     23,389
Cost of revenues:
 License fees...............        915         781        889        687      1,388         826        739        820
 Services...................      7,297       6,253      5,562      4,787      4,377       3,505      2,859      2,366
                                -------     -------    -------    -------    -------     -------    -------    -------
  Total cost of revenues....      8,212       7,034      6,451      5,474      5,765       4,331      3,598      3,186
                                -------     -------    -------    -------    -------     -------    -------    -------
Gross margin................     43,308      34,223     33,101     29,091     30,269      24,171     22,730     20,203
Operating expenses:
 Sales and marketing........     25,340      22,214     21,768     19,796     19,744      17,095     17,135     14,141
 Research and
 development................      5,647       4,956      4,697      4,134      4,132       3,503      3,279      3,136
 General and
 administrative.............      4,934       3,692      3,552      3,216      3,456       2,874      2,660      2,086
                                -------     -------    -------    -------    -------     -------    -------    -------
  Total operating
   expenses.................     35,921      30,862     30,017     27,146     27,332      23,472     23,074     19,363
                                -------     -------    -------    -------    -------     -------    -------    -------
Income (loss) from
   operations...............      7,387       3,361      3,084      1,945      2,937         699       (344)       840
Net interest income and
   other....................        675         618        398        387        195         178        388        912
                                -------     -------    -------    -------    -------     -------    -------    -------
Income before minority
 interest and provision for
 income taxes...............      8,062       3,979      3,482      2,332      3,132         877         44      1,752
Provision for income taxes       (3,305)     (1,631)    (1,428)      (952)    (1,713)       (716)       (19)      (736)
Minority interest...........       (138)        (40)       (74)        --        223          35         (2)        --
                                -------     -------    -------    -------    -------     -------    -------    -------
Net income..................    $ 4,619     $ 2,308    $ 1,980    $ 1,380    $ 1,642     $   196    $    23    $ 1,016
                                =======     =======    =======    =======    =======     =======    =======    =======
Net income per ADS and per
 share--basic...............    $  0.27     $  0.14    $  0.12    $  0.08    $  0.10     $  0.01    $  0.00    $  0.06
ADS and shares used in          =======     =======    =======    =======    =======     =======    =======    =======
 computing net income
 per ADS and per
 share--basic...............     17,153      16,975     16,942     16,782     16,770      16,689     16,614     16,417
Net income per ADS and
 per share--diluted.........    $  0.26     $  0.13    $  0.11    $  0.08    $  0.10     $  0.01    $  0.00    $  0.06
                                =======     =======    =======    =======    =======     =======    =======    =======
ADS and shares used in
 computing net income
 per ADS and per
 share--diluted..............    18,030      17,624     17,950     17,439     17,280      16,798     16,760     16,672

                                                                  THREE MONTHS ENDED
                             -------------------------------------------------------------------------------------------
                               DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                 1998        1998       1998       1998       1997        1997       1997       1997
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
Revenues:
 License fees..............        65.9%       63.6%      63.6%      67.8%      67.3%       68.2%      68.5%      71.6%
 Services..................        34.1        36.4       36.4       32.2       32.7        31.8       31.5       28.4
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
  Total revenues...........         100%        100%       100%       100%       100%        100%       100%       100%
                             ==========   =========  =========   ========   ========   =========  =========  =========
Cost of revenues:
 License fees..............         1.8         1.9        2.2        2.0        3.9         2.9        2.8        3.5
 Services..................        14.2        15.2       14.1       13.8       12.1        12.3       10.9       10.1
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
  Total cost of revenues...        15.9        17.1       16.3       15.8       16.0        15.2       13.7       13.6
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
Gross margin...............        84.1        82.9       83.7       84.2       84.0        84.8       86.3       86.4
Operating expenses:
 Sales and marketing.......        49.2        53.8       55.0       57.3       54.8        60.0       65.1       60.5
 Research and
  development..............        11.0        12.0       11.9       12.0       11.5        12.3       12.4       13.4
 General and
  administrative...........         9.6         8.9        9.0        9.3        9.6        10.1       10.1        8.9
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
  Total operating
    Expenses...............        69.7        74.7       75.9       78.5       75.9        82.4       87.6       82.8
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
Income (loss) from
   operations..............        14.3         8.2        7.8        5.6        8.2         2.4       (1.3)       3.6
Net interest income and
   other...................         1.3         1.5        1.0        1.1        0.5         0.6        1.5        3.9
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
Income before minority
   interest and provision for
   income taxes............        15.6         9.7        8.8        6.7        8.7         3.0        0.2        7.5
Provision for income
   taxes...................        (6.4)       (4.0)      (3.6)      (2.8)      (4.8)       (2.5)      (0.1)      (3.1)
Minority interest..........        (0.3)       (0.1)      (0.2)      (0.0)       0.6         0.1       (0.0)        --
                             ----------   ---------  ---------   ---------  --------   ---------  ---------  ---------
Net income.................         9.0%        5.6%       5.0%       4.0%       4.6%        0.6%       0.1%       4.3%
                             ==========   =========  =========   ========   ========   =========  =========  =========

     Earnings per ADS and per share amounts for the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). For further discussion of earnings per ADS and per share and the impact of FAS 128, see the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     Our growth in revenues and income from operations in recent quarters is not necessarily indicative of future results. In view of the significant growth of our operations in recent years, we believe that period to period comparisons of our financial results should not be relied upon as an indication of future performance.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Factors--We have multinational operations that are subject to currency exchange rate fluctuations" and "--We face risks related to the European monetary conversion."

     We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Our assets and liabilities are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to retained earnings. Our revenues and expenses are translated at average exchange rates during the month the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, and Italian lira. As a result, our operating results may be adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. In the past, we have experienced fluctuations in the value of these and other currencies relative to the U.S. dollar, and we expect this pattern to continue. These fluctuations have caused certain U.S. dollar-translated amounts reported in our financial statements to change in comparison with previous periods, and resulted in currency transaction gains and losses which have been included in net earnings. Due to the number of currencies in which we conduct our business and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future operating results. As of December 31, 1998, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Business Objects S.A.

     We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ Ernst & Young LLP

San Jose, California
January 29, 1999

                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except for per ordinary share amounts)

                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                    1998            1997
                                                                                 ----------      ---------
                                    ASSETS
Current assets:
   Cash and cash equivalents....................................................   $ 71,713        $36,508
   Short term investments.......................................................         --          2,505
   Accounts receivable, net of allowances of $1,672 and $1,568 at December 31,
    1998 and 1997, respectively.................................................     42,236         35,113
   Inventories..................................................................        393            344
   Deferred tax assets, net.....................................................      3,958          1,185
   Prepaid and other current assets.............................................      3,642          4,365
                                                                                   --------        -------
     Total current assets.......................................................    121,942         80,020

   Goodwill, net................................................................      1,460          1,626
   Property and equipment, net..................................................     13,804         12,020
   Deposits and other assets....................................................        879            674
                                                                                   --------        -------
     Total assets...............................................................   $138,085        $94,340
                                                                                   ========        =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................   $ 10,439        $ 8,089
   Accrued payroll and related expenses.........................................     16,597          9,944
   Investment grant.............................................................         --            668
   Income taxes payable.........................................................      7,337          1,269
   Deferred revenue.............................................................     21,684         16,825
   Value added taxes payable....................................................      4,450          2,901
   Other current liabilities....................................................     10,331          3,829
   Current portion of capital lease obligations.................................         --             16
                                                                                   --------        -------
     Total current liabilities..................................................     70,838         43,541

Commitments and contingencies

Shareholders' equity:
  Ordinary shares, FF 1 nominal value ($0.18 U.S. as of December 31, 1998):
    Authorized 36,243; Issued and outstanding--17,255 and 16,778
    at December 31, 1998 and 1997, respectively.................................      3,166          3,084
   Additional paid-in capital...................................................     38,705         34,270
   Retained earnings............................................................     28,394         18,107
   Accumulated other comprehensive income.......................................     (3,018)        (4,662)
                                                                                   --------        -------
     Total shareholders' equity.................................................     67,247         50,799
                                                                                   --------        -------
     Total liabilities and shareholders' equity.................................   $138,085        $94,340
                                                                                   ========        =======

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per ADS and per share data)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                          1998              1997            1996
                                                                     --------------     ------------    ------------
Revenues:
   License fees.....................................................       $108,761       $ 78,478        $64,451
   Services.........................................................         58,133         35,775         20,686
                                                                           --------       --------        -------
     Total revenues.................................................        166,894        114,253         85,137
Cost of revenues:
   License fees.....................................................          3,272          3,773          3,235
   Services.........................................................         23,899         13,107          6,780
                                                                           --------       --------        -------
     Total cost of revenues.........................................         27,171         16,880         10,015
                                                                           --------       --------        -------
Gross margin........................................................        139,723         97,373         75,122
Operating expenses:
   Sales and marketing..............................................         89,118         68,115         50,038
   Research and development.........................................         19,434         14,050         10,634
   General and administrative.......................................         15,394         11,076          7,402
                                                                           --------       --------        -------
     Total operating expenses.......................................        123,946         93,241         68,074
                                                                           --------       --------        -------
Income from operations..............................................         15,777          4,132          7,048
Interest and other income, net......................................          1,931          1,088          1,556
Net foreign currency exchange gain..................................            147            585            293
                                                                           --------       --------        -------
Income before minority interest and provision for income taxes......         17,855          5,805          8,897
Provision for income taxes..........................................         (7,316)        (3,184)        (3,737)
Minority interest...................................................           (252)           256             --
                                                                           --------       --------        -------
Net income..........................................................       $ 10,287       $  2,877        $ 5,160
                                                                           ========       ========        =======
Net income per ADS and share--basic.................................          $0.61          $0.17        $  0.32
                                                                           ========       ========        =======
ADS and shares used in computing net income per ADS and
  per share--basic..................................................         16,966         16,624         16,265
                                                                           ========       ========        =======
Net income per ADS and per share--diluted...........................       $   0.58       $   0.17        $  0.30
                                                                           ========       ========        =======
ADS and shares and common share equivalents used in computing net
 income per ADS and per share--diluted..............................         17,741         16,876         16,924
                                                                           ========       ========        =======

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                                                                                   ACCUMULATED
                                                            ADDITIONAL                                OTHER           TOTAL
                                         COMMON STOCK        PAID-IN    RETAINED     UNEARNED     COMPREHENSIVE   SHAREHOLDERS'
                                     ----------------------
                                        SHARES    AMOUNT     CAPITAL    EARNINGS   COMPENSATION       INCOME          EQUITY
                                     ---------- ----------- ---------  ---------- --------------  --------------  --------------
Balance at December 31, 1995........  16,082,752   $2,957     $30,870    $10,070           $(259)       $ 2,823         $46,461
  Issuance of stock pursuant to
    employee stock option plans.....     211,511       42       1,003         --              --             --           1,045
  Common stock issued...............      90,761       18       1,129         --              --             --           1,147
Compensation related to stock
option plans........................          --       --          35         --              71             --             106
Amortization of unearned
  compensation related to stock
  options...........................          --       --          --         --             125             --             125
Cancellation of options.............          --       --          (1)        --               1             --              --
Components of comprehensive income..
     Translation adjustment.........          --       --          --         --              --         (2,208)         (2,208)
     Net income.....................          --       --          --      5,160              --             --           5,160
                                                                                                                      ---------
Total comprehensive income..........          --       --          --         --              --             --           2,952
                                     -----------  -------    --------  ---------     -----------      ---------       ---------
Balance at December 31, 1996........  16,385,024    3,017      33,036     15,230             (62)           615          51,836
  Issuance of stock pursuant to
    employee stock option plans.....     285,366       49         406         --              --             --             455
  Common stock issued...............     107,273       18         828         --              --             --             846
Amortization of unearned
  compensation related to stock
  options.............................        --       --          --         --              62             --              62
Components of comprehensive
  income (loss).....................
     Translation adjustment.........          --       --          --         --              --         (5,277)         (5,277)
     Net income.....................          --       --          --      2,877              --             --           2,877
                                                                                                                      ---------
Total comprehensive income (loss)             --       --          --         --              --             --          (2,400)
                                     -----------  -------    --------  ---------     -----------      ---------       ---------
Balance at December 31, 1997........  16,777,663    3,084      34,270     18,107              --         (4,662)         50,799
 Issuance of stock pursuant to
  employee stock option plan........     319,014       56       2,719         --              --             --           2,775
 Common stock issued................     158,764       26       1,316         --              --             --           1,342
 Tax Benefit of Nonqualified
  Stock Options.....................          --       --         400         --              --             --             400
Components of comprehensive income..
     Translation adjustment.........          --       --          --         --              --          1,644           1,644
     Net income.....................          --       --          --     10,287              --             --          10,287
                                                                                                                      ---------

Total comprehensive income.........           --       --          --         --              --             --          11,931
                                     -----------  -------    --------  ---------     -----------      ---------       ---------

Balance at December 31, 1998........  17,255,441   $3,166     $38,705    $28,394           $  --        $(3,018)        $67,247
                                     ===========  =======    ========  =========     ===========      =========       =========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------------------
                                                                                    1998             1997              1996
                                                                               --------------   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..................................................................        $10,287        $  2,877        $   5,160
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................          5,385           4,179            2,075
   Recognition of investment grant...........................................           (712)             --               --
   Amortization of goodwill..................................................          1,254             598               --
   Compensation expense......................................................             --              62              197
   Deferred income taxes.....................................................         (2,768)           (257)             135
   Changes in operating assets and liabilities:
     Accounts receivable, net................................................         (6,056)        (12,914)          (7,178)
     Inventories.............................................................            (28)            131             (259)
     Prepaid and other current assets........................................           (475)         (2,326)            (653)
     Deposits and other assets...............................................           (162)           (151)            (250)
     Accounts payable........................................................          2,043           4,017            1,221
     Accrued payroll and related expenses....................................          9,673           3,089            1,130
     Income taxes payable....................................................          6,160           1,310           (3,918)
     Deferred revenue........................................................          4,323           7,007            4,407
     Value added taxes and other current liabilities.........................          5,390           1,297            2,028
                                                                                     -------        --------        ---------
Net cash provided by operating activities....................................         34,314           8,919            4,095

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment.........................................         (6,787)         (6,332)          (8,260)
 Acquisition of distributors.................................................           (972)         (2,640)              --
 Purchases of short term investments.........................................             --         (70,374)        (175,408)
 Proceeds from sales of short term investments...............................          2,505          86,047          185,279
 Long term investment........................................................             17              --               --
                                                                                     -------        --------        ---------
Net cash provided by (used for) investing activities.........................         (5,237)          6,701            1,611

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations.............................            (16)            (93)            (170)
 Issuance of shares..........................................................          4,500           1,301            2,195
                                                                                     -------        --------        ---------
 Net cash provided by financing activities...................................          4,484           1,208            2,025
 Effect of foreign exchange rate changes on cash and
  cash equivalents...........................................................          1,643          (2,182)            (514)
                                                                                     -------        --------        ---------
 Net increase in cash and cash equivalents...................................         35,205          14,646            7,217
 Cash and cash equivalents at the beginning of the year......................         36,508          21,862           14,645
                                                                                     -------        --------        ---------
 Cash and cash equivalents at end of the year................................        $71,713        $ 36,508        $  21,862
                                                                                     =======        ========        =========

 Supplemental disclosures of non-cash activities:
 Supplemental disclosures of cash flow information:
  Cash paid for income taxes.................................................        $ 6,903        $  1,837        $   7,510

                            See accompanying notes.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- BUSINESS OBJECTS S.A.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     . Organization and Basis of Presentation. Business Objects S.A. (the Company) was organized in 1990 as a societe anonyme, or limited liability company, under the laws of the Republic of France. The Company develops, markets, and supports enterprisewide decision support software tools.

     During 1998, the Company acquired an additional 29% of the outstanding shares of its Italian distributor, increasing its ownership to 80%. The transaction has been recorded using the purchase method.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries, after elimination of intercompany transactions and balances.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

     . Translation of Financial Statements of Foreign Entities. The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," while the Company's reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at the weighted average exchange rates for the year. Translation gains or losses are recorded as a separate component of shareholders' equity, and transaction gains and losses are reflected in net income.

     Due to the number of currencies involved, the constant change in currency exposures, and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant. To date, the Company has not undertaken hedging transactions to cover any currency exposure.

     . Revenue Recognition. Beginning in January 1, 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the Company's results of operations.

     The Company develops, markets, and supports decision support software tools for the client/server and intranet market. The Company's revenue is derived from license fees and charges for services, consisting of post-contract customer support (PCS), consulting, and training services. Revenue from product licensing is generally recognized upon delivery of the software product to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. PCS revenue is recognized on a straight-line basis over the period the PCS is provided. Consulting and training service revenue is recognized as the services are provided. In software arrangements that include rights to multiple software products, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     . Sales Returns and Warranties. The Company's distributors do not have the right to return merchandise for credit or refund. Any other potential sales returns are covered by the Company's allowance for sales returns and doubtful accounts. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date.

     . Net Income Per ADS and Per Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), beginning with the Company's fourth quarter of 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per ADS and per share with basic and diluted earnings per ADS and per share. Unlike primary earnings per ADS and per share, basic earnings per ADS and per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per ADS and per share are very similar to the previously reported fully diluted earnings per ADS and per share.

     Net income per share and per ADS reflect the adjustment in May of 1996 of the conversion ratio between Ordinary Shares and American Depositary Shares
(ADSs) from two-Ordinary-Shares-to-one-ADS to one-Ordinary-Share-to-one-ADS, producing the same results as a two-for-one stock split.

     . Cash, Cash Equivalents, and Short-Term Investments. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with maturity dates of greater than three months and less than one year are considered to be short-term investments. Cash equivalents and short-term investments include marketable securities that are principally money market funds, certificates of deposit, term deposits, and commercial paper.

     Management classifies investments as held-to-maturity or available-for-sale at the time of purchase and periodically reevaluates such designation under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Debt securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in net interest income. The cost of securities sold is based on the specific identification method.

     All the Company's cash equivalents and short-term investments are classified as available-for-sale at December 31, 1998 and 1997, and are carried at amortized cost, which approximates estimated fair value based on quoted market prices.

     .    Inventories. Inventories consist principally of software media and related documentation stated at the lower of cost (first-in, first-out) or market.

     .    Software Development Costs. The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company's development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company's products has been of relatively short duration, costs qualifying for capitalization were insignificant during the years ended December 31, 1998 and 1997. There were no capitalized software development costs at December 31, 1998 and 1997.

     .    Property and Equipment.  Property and equipment are stated at cost.
Office and computer equipment is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Assets under capital leases are amortized over the shorter of the asset life or the lease term. Leasehold improvements are depreciated over the shorter of the asset life or the remaining lease term.

     .    American Depositary Shares.  On May 10, 1996, the Company amended its
Deposit Agreement with the Bank of New York, changing the ratio at which the Company's Ordinary Shares are converted into ADSs. Under the original Deposit Agreement, two Ordinary Shares converted into one ADS. Following the amendment, one Ordinary Share converts into one ADS. All ADS and per ADS amounts have been restated to reflect this change.

     .    Concentration of Credit Risk. The Company sells its products to various companies across several industries throughout the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have been within management's expectations. The Company generally requires no collateral from its customers. Substantially all revenues of the Company have been derived from the successive releases of one product and, as a consequence, any factor adversely affecting any release of this product would have a material adverse effect on the Company.

     .    Employee Stock Option Plans.  The Company has elected to follow
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options because the alternative fair market value accounting provided for under Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options, and has provided for additional disclosures required by FAS 123. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant, and no compensation expense is recorded. When the exercise price of the Company's employee stock options is less than the market price of the underlying shares of the date of the grant, compensation expense is recognized.

     .    Advertising Costs.  The Company expenses advertising expenses as incurred. Advertising expenses totaled $1,189,000, $1,672,000, and $1,492,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     .    Recent Pronouncements.  In March 1998, the Accounting Standards Board
issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 is effective for years beginning after December 15, 1998. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently expenses such costs as incurred. The Company does not believe that SOP 98-1 will have a significant impact on its consolidated financial position, results of operations, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (FAS 133), which is required to be adopted in years beginning after June 15, 1999. FAS 133 permits early adoption as of the beginning of any fiscal quarter. FAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not believe that FAS 133 will have a significant impact on its consolidated financial position, results of operations, or cash flows.

     Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" (SOP 98-9) was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of Statement of Position 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of SOP 98-9 as they become effective and this is not expected to have a significant effect on the Company's revenues and earnings.

     .    Reclassifications. Certain prior year amounts have been reclassified to conform with current year presentation.

2.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company's cash and cash equivalents and short-term investments as of December 31, 1998 and 1997, are as follows (in thousands):

                                                              1998      1997
                                                            -------   -------
               Cash and cash equivalents:
                Cash....................................    $48,631   $29,739
                Money market funds......................     23,082     6,769
                                                            -------   -------
                  Total cash and cash equivalents.......    $71,713   $36,508
                                                            =======   =======
               Short-term investments:
                Certificates of deposit.................         --   $ 2,505
                                                            -------   -------
                  Total short-term investments..........         --   $ 2,505
                                                            -------   -------
                    Total...............................    $71,713   $39,013
                                                            =======   =======

     Unrealized holding gains and losses on available-for-sale securities at December 31, 1998 and 1997, and gross realized gains and losses on sales of available-for-sale securities during 1998, 1997, and 1996 were insignificant.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997, are as follows (in thousands):

                                                                  1998         1997
                                                                --------     --------
               Office and computer equipment................    $ 22,287     $ 16,552
               Leasehold improvements.......................       4,421        2,900
                                                                --------     --------
                  Total property and equipment..............      26,708       19,452
               Accumulated depreciation and amortization....     (12,904)      (7,432)
                                                                --------     --------
                  Property and equipment, net...............    $ 13,804     $ 12,020
                                                                ========     ========

     Depreciation and amortization expense on property and equipment totaled $5,385,000, $4,179,000, and $2,075,000 for the years ended December 31, 1998,
1997, and 1996, respectively.

4.   COMPREHENSIVE INCOME (LOSS)

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or stockholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

     The components of accumulated other comprehensive income (loss), net of related tax, at December 31 were as follows (in thousands):

                                                                         INCOME
                                                       BEFORE-TAX     TAX (EXPENSE)    NET-OF-TAX
                                                         AMOUNT        OR BENEFIT        AMOUNT
     Cumulative Translation Adjustment at
       December 31, 1996...........................     $ (3,807)        $ 1,599         $(2,208)
     Cumulative Translation Adjustment at
       December 31, 1997...........................      (11,727)          6,450          (5,277)
     Cumulative Translation Adjustment at
       December 31, 1998...........................     $  2,786         $(1,142)        $ 1,644

5.  INVESTMENT GRANT

     In May 1992, the Company was awarded a grant from the French Ministry of the Economy, Finance, and the Budget. The Company received FF 2,500,000 in August 1992 and FF 1,500,000 in December 1993 from this grant. Due to the achievement of certain milestones, this grant was recognized as income and booked as other income during 1998. Using the end of period exchange rate at December 31, 1998, the dollar equivalent of the grant recognized was $711,478.

6.   CAPITAL LEASE OBLIGATIONS

     The Company leases certain of its equipment under capital leases. Capitalized costs of approximately $523,000 and $491,000 are included in property and equipment at December 31, 1998 and 1997, respectively. These leased assets were fully amortized as of December 31, 1998.

7.   ACQUISITIONS

     During April 1997, the Company exercised its option to acquire 51% of the outstanding shares of a division of Datamat Ingegneria dei Sistemi S.p.A., its Italian distributor, in exchange for $1,300,000 in cash. During April 1998, the Company exercised its option to acquire an additional 29% of the outstanding shares of its Italian distributor in exchange for $982,000, increasing the Company's ownership interest to 80%. The cost of the originally purchased shares and the additional shares has been fully allocated to goodwill, and is being amortized over a three-year period beginning in April 1997. The purchase agreement provides for a call/put option that gives the Company the right to purchase and the minority shareholder the right to require the Company to purchase the remaining 20% of the shares in 1999 for an amount to be determined using a net asset and revenue based formula.

     During May 1997, the Company acquired all the outstanding shares of Delphi Software A.G., its Swiss distributor, in exchange for approximately $900,000 in cash. Goodwill of approximately $1,058,000 was recorded as a result of the purchase, and is being amortized over three years.

     The Company has accounted for both acquisitions using the purchase method. The operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. Accumulated amortization of goodwill totaled $1,852,000 at December 31, 1998 and $598,000 at December 31, 1997.

8.   COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating leases that expire through 2004. Future minimum lease payments under operating leases due for the fiscal years ending December 31 are as follows (in thousands):

                              1999.............   $ 7,338
                              2000.............     5,779
                              2001.............     4,001
                              2002.............     1,207
                              2003.............       174
                              Thereafter.......        70
                                                  -------
                                Total..........   $18,569
                                                  =======

     Rent expense under all operating leases was approximately $7,000,000, $5,800,000, and $3,900,000, for the years ended December 31, 1998, 1997, and
1996, respectively.

     The Company leases certain facilities under operating leases that contain free rent periods. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as deferred rent and is included in other current liabilities. The deferred rent liability under these leases was $618,000 and $382,000 at December 31, 1998 and 1997, respectively.

     The Company is involved in various legal proceedings arising in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

9.   SHAREHOLDERS' EQUITY

     .    Dividend Rights.  Net income in each fiscal year after deduction for legal reserves is available for distribution to shareholders of the Company as dividends, subject to the requirements of French law and the Company's "statuts," or articles of association. Dividends may also be distributed from reserves of the Company, subject to approval by the shareholders and certain limitations. Dividend distributions, if any, will be made in French francs. Payment of dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the Board of Directors. If net income is sufficient, the Board of Directors has the authority, subject to French law and regulation and without the approval of shareholders, to distribute interim dividends. The Company has not distributed any dividends since its inception.

     The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its share capital, funded by a transfer of at least 5% of the Company's net income per year to such legal reserve. The legal reserve balance requirement was $317,000 and $308,000 as of December 31, 1998 and 1997, respectively. The legal reserve is distributable only upon the liquidation of the Company. The Company's "statuts" also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the general meeting of shareholders.

     .    Liquidation Rights.  In the event that the Company is liquidated, the assets of the Company remaining after payment of debts, liquidation expenses, and all remaining obligations will be distributed first to repay in full the capital of any outstanding shares. The surplus, if any, will then be distributed pro rata among the shareholders in proportion to the nominal value of their share holdings and subject to special rights granted to holders of priority shares, if any.

     .    Preemptive Subscription Rights. Shareholders have preemptive rights to subscribe for additional shares issued by the Company for cash on a pro rata basis. Shareholders may waive such preemptive subscription rights at an extraordinary general meeting of shareholders under certain circumstances. Preemptive subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offer of shares.

     .    Repurchase of Shares.  Pursuant to French company law, the Company may not make open market repurchases of its shares or otherwise acquire shares except (a) to reduce its share capital by subscription and cancellation of such shares under certain circumstances with approval of the shareholders at an extraordinary general meeting, (b) to obtain shares for distribution to employees under an approved profit-sharing or stock option plan, and (c) for the purpose authorized by shareholders, such as the stabilization of a quotation on a securities exchange, the use of excess cash balances, or as a consideration in the context of an acquisition, after obtaining approval from the shareholders at an extraordinary general meeting. Purchases under (c) may only be effected by companies listed on a French Stock exchange ("marche reglenente"). The amounts repurchased under (b) and (c) may not, in either case, result in the Company holding more than 10% of the then outstanding shares.

     .    Stock Option Plans. The Company's 1991 and 1993 Stock Option Plans
(the 1991 and 1993 Plans) provide for the grant of stock options to certain employees and executive officers of the Company. Under these plans, the Board of Directors determines the vesting and exercise of the option grants. Generally options granted under the 1991 and 1993 Plan vested at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The exercise price per share, which was fixed at the date of grant, was determined by a formula which was based on the share price applicable with respect to the last subscription of the capital of the Company prior to the particular grant date of the options granted to the employee. The share price formula also took into consideration the number of days intervening between such subscription date and the particular grant date and the revenues generated by the Company in the four quarters preceding such grant date. No additional grants have been made under the 1991 and 1993 Plans since the adoption of the 1994 Plan, and all options available for grant under these plans have expired as of December 31, 1998.

     On August 17, 1994, the shareholders of the Company authorized the creation of a new stock option plan (the 1994 Plan) pursuant to which the Board of Directors was authorized to issue options to subscribe for 1,000,000 shares. On June 13, 1996, the shareholders of the Company authorized an additional 1,000,000 shares reserved for issuance under the 1994 Plan. On June 19, 1997, the shareholders of the Company authorized an additional 1,000,000 shares reserved for issuance under the 1994 Plan. On June 18, 1998, the shareholders of the Company authorized an additional 750,000 shares reserved for issuance under the 1994 Plan. The 1994 Plan was approved by the Company's shareholders at the 1995 Annual Meeting and is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of

Directors determines the vesting and exercise of the option grants. Generally options granted under the plan vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The 1994 Plan provides that the exercise price of options granted will be based on the closing price of the ADSs on the Nasdaq National Market, after converting the dollar closing price into French francs at the Noon Buying Rate on the date prior to such grant. The options granted under the 1994 Plan are exercisable up to ten years from the date of grant (other than options granted to employees in the United Kingdom, which have a term of seven years less one day).

     Due to a decline in the market price of the Company's shares, the Board of Directors implemented an Option Exchange Program in November 1996 (the 1996 Program), under which optionees were offered the opportunity to exchange their outstanding options for new options at a lower exercise price. The 1996 Program was restricted to outstanding options with an exercise price above 103 French francs per share (equivalent to approximately $18 per share based on the exchange rate at December 31, 1998). Members of the senior management of the Company were not eligible to participate in the 1996 Program. In addition, in consideration for the new lower exercise price, participating employees were required to relinquish their rights to 10% of the number of underlying shares. Approximately 144,000 options were cancelled and 130,000 options were granted as a result of the 1996 Exchange Program.

     The Board of Directors approved a second Option Exchange Program on July 28, 1997. The exchange period ended on September 2, 1997 (the 1997 Program). All employees, including executive officers and officers, were eligible to participate in the 1997 Program, with the exception, however, of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Under the 1997 Program, participating employees were permitted to exchange one or more of their outstanding options with an exercise price above 50 French francs per share (equivalent to approximately $8 per share based on the exchange rate at September 2, 1997, and equal to the fair market value of the stock as of that date), on a one-for-one basis for new options. In consideration for the new exercise price, the number of shares vested under the new option for the entire twelve months following the exchange date was determined to be equal to only 50% of the shares vested under the old option as of the exchange date. As of September 2, 1998, the new options became exercisable to the same extent as the old option would have been, had no exchange taken place. Specific exercisability features of new options granted to French employees were provided in order to eliminate any potential social security costs arising from the exercise of the new options and disposition of underlying shares prior to the expiration of a five-year period from the date of the exchange. For these optionees, it was provided that no repriced option may be exercised prior to September 2, 1999. After September 2, 1999, the new options shall be exercisable to the same extent as the old options would have been had no exchange taken place. Approximately 1,141,000 options were cancelled and granted as a result of the 1997 Exchange Program.

     In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period following the grant of the option. The law, amended in July 1998, applies to all options granted on or after January 1, 1997.

     The Company has not recorded a liability for social charges on options granted prior to January 1, 1997 due to the legislation passed in July 1998, which legislation removed the retroactivity of social charges on options granted prior to such date. Therefore, all options granted prior to January 1, 1997 have no social charges due.

     Options granted on or after January 1, 1997 are subject to social charges on an exercise gain if the shares are sold or disposed of within five years from the date of grant. Currently, for options issued after January 1, 1997, holders of such options are not permitted to sell or dispose their options within five years from the date of grant and, therefore, no social charges are due on these options.

     .    Employee Stock Purchase Plans.  The Company has an Employee Stock
Purchase Plan intended to qualify under the provisions of sections 421 and 423 of the 1986 Internal Revenue Code of the United States under which an additional 165,000 shares were authorized for issuance by the Board in June 1998. Under the terms of this plan, employees may contribute via payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. The Company issued 90,952 shares under this plan during 1998.

     In addition, the Company also has an Employee Stock Purchase Plan available to the Company's French employees as part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. Under this plan, 135,000 shares have been authorized for issuance. Stock purchases are limited under this plan to 10% of an employee's compensation received during the offering period. The Company issued 67,812 shares under the Employee Savings Plan during 1998.

     .    Stock Based Compensation.  Pro forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options for 1998, 1997, and 1996 was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 5%, 6%, and 6% for 1998, 1997, and 1996, respectively, and a weighted average expected option life of six months and three years for options granted under Employee Stock Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company's ordinary shares was assumed to be 77%, 70%, and 60% for 1998, 1997, and 1996, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net income and pro forma net income per share information):

                                                      1998       1997      1996
                                                    --------   -------   -------
     Net income as reported......................   $ 10,287   $ 2,877   $ 5,160
     Pro forma net income........................   $  3,689   $   291   $   836
     Net income per share as reported--basic.....   $   0.61   $  0.17   $  0.32
     Pro forma net income per share--basic.......   $   0.22   $  0.02   $  0.05
     Net income per share as reported--diluted...   $   0.58   $  0.17   $  0.30
     Pro forma net income per share--diluted.....   $   0.21   $  0.02   $  0.05

     The effects on pro forma disclosure of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because FAS 123 is applicable only to options granted after December 31, 1994, the pro forma effect will not be fully reflected until approximately 1999.

     A summary of the Company's stock option activity under the 1991 and 1993 Plans, and the 1994 Plan, and related information for the years ended December 31 are as follows:

                                                                     OPTIONS OUTSTANDING
                                                               ------------------------------
                                                                                 WEIGHTED
                                                                               AVERAGE PRICE
                                                  OPTIONS         NUMBER         PER SHARE
                                                 AVAILABLE      OF SHARES         (IN FF)
                                                -----------    -----------    ---------------
Balance at December 31, 1995.................       721,151      1,378,131          54.93
 Shares reserved.............................     1,000,000             --             --
 Granted.....................................    (1,097,326)     1,097,326         108.84
 Canceled....................................       501,856       (501,856)        129.63
 Exercised...................................            --       (211,511)         25.12
                                                -----------    -----------
Balance at December 31, 1996.................     1,125,681      1,762,090          70.80
 Shares reserved.............................     1,000,000             --             --
 Granted.....................................    (2,176,576)     2,176,576          54.17
 Canceled....................................     1,464,038     (1,464,038)         82.54
 Exercised...................................            --       (285,366)          9.20
                                                -----------    -----------
Balance at December 31, 1997.................     1,413,143      2,189,262          54.32
 Shares reserved.............................       750,000             --             --
 Granted.....................................    (1,487,725)     1,487,725          84.89
 Canceled....................................       635,204       (635,204)         67.85
 Exercised...................................            --       (319,014)         49.31
 Expired (1991 and 1993 Option Plans)........      (527,174)            --             --
                                                -----------    -----------    -----------
Balance at December 31, 1998.................       783,448      2,722,769          68.49
                                                ===========    ===========    ===========

     Options to purchase approximately 778,000 shares were exercisable at December 31, 1998.

     The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 1998:

                                        STOCK OPTIONS OUTSTANDING               STOCK OPTIONS EXERCISABLE
                              --------------------------------------------    -----------------------------
                                                 WEIGHTED
                                                 AVERAGE         WEIGHTED                        WEIGHTED
                                                REMAINING         AVERAGE                         AVERAGE
                                 NUMBER     CONTRACTUAL LIFE     EXERCISE        NUMBER          EXERCISE
 RANGE OF EXERCISE PRICES      OF SHARES        IN YEARS           PRICE        OF SHARES         PRICE
--------------------------    -----------  ------------------   ----------    -------------   -------------
FF    1.78-FF   11.60             62,577           4.2           FF   7.52         62,577       FF    7.52
FF   24.56-FF   55.33          1,070,054           8.0           FF  47.54        547,403       FF   47.30
FF   67.75-FF   98.59          1,562,437           8.9           FF  84.29        146,695       FF   83.64
FF  110.02-FF  114.49             27,701           6.3           FF  13.33         20,943       FF  113.34
                               ---------           ---                            -------           ------
All options                    2,722,769           8.4           FF  68.49        777,618       FF   52.74
                               =========           ===               =====        =======            =====

     For certain options granted under the 1991 and 1993 Plans, the Company recognized as compensation the excess of the fair value of the common stock issuable upon exercise of such options over the aggregate exercise prices of such options. The compensation expense was amortized rata-bly over the vesting period of the options. The compensation expense related to options granted was $0, $62,000, and $125,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     .    Warrants. On April 25, 1995, the Board of Directors approved the issuance of warrants to purchase 12,000 shares to a Director with an exercise price of FF 72.79 per share, vesting at a rate of 33.33% per year from June 22, 1995. The warrants were issued in June 1995 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. As of December 31, 1998, all of such warrants were outstanding.

     On April 28, 1997, the Board of Directors approved the issuance of warrants to purchase 12,000 shares to four Directors, representing 48,000 shares in total, with an exercise price of FF 55.33 per share. These warrants vest monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. As of December 31, 1998, all of such warrants were outstanding.

     On April 28, 1998, the Board of Directors approved the issuance of warrants to purchase 70,000 shares to five directors. The warrants were issued on June 18, 1998 after formal shareholder approval and have an exercise price of FF
96.66 per share, representing the French francs equivalent of the closing price of one American Depositary Share of the Company as quoted on the Nasdaq National Market on June 17, 1998. These warrants vest annually over the remaining term of office of the recipient. As of December 31, 1998, all such warrants were outstanding.

10.  EMPLOYEE SAVINGS PLANS

     During 1991, we established an Employee Savings Plan that allows voluntary tax contributions by all full-time employees who are employed by our French entity and have completed at least six months of service with us. In 1995, the Employee Savings Plan was amended to allow these employees to purchase Ordinary Shares of the Company. Eligible employees may contribute up to 25% of pretax earnings to the Employee Savings Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase shares of the Company. See Note 9. Shareholders' Equity Employee Stock Purchase Plans. The Company does not match employee contributions.

     The Company is subject to a Statutory Profit Sharing Plan (Statutory Plan) for substantially all of the employees of its French entity. Contributions under the Statutory Plan are based on a formula prescribed by French law. In addition, employees of the Company's French entity may receive contributions from a separate profit sharing plan sponsored by the Company (Company Plan). Contributions under the Company Plan are based on the achievement of certain goals established by the Board of Directors. Contributions under the Company Plan are reduced by contributions required to be made under the Statutory Plan. The Company has accrued for all contributions required by the Company for the Plans as of December 31, 1997 and December 31, 1998.

     The Company's subsidiary in the United States has a defined contribution 401(k) plan covering substantially all of its employees. In 1998 and 1997, participants could elect to contribute up to 15% of their compensation to this plan up to the statutory maximum amount. The Company could make discretionary contributions to this plan determined solely by the Board of Directors. The Company has not made any contributions to this plan through December 31, 1998.

     Effective January 1999, the U.S. 401(k) plan was amended whereby the Company will match employee payroll contributions at a rate of $0.50 for each U.S. dollar contributed by a participant up to an annual employer matching contribution of $1,500 per participant per year. The employer contributions vest over three (3) years based on a participant working a minimum of 1,000 hours during each plan year. Employees receive retroactive vesting credit based on their date of hire. In addition, the maximum deferral percentage allowed under the 401(k) plan has increased from 15% to 20% subject to the statutory maximum amount of $10,000.

11.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           1998        1997        1996
                                                                         --------    --------    --------
Numerator:
  Net income..........................................................   $ 10,287    $  2,877    $  5,160
                                                                         --------    --------    --------
Denominator:
  Weighted average ADSs and shares outstanding........................     16,966      16,624      16,265
                                                                         --------    --------    --------
  Denominator for basic earnings per ADS and per share................     16,966      16,624      16,265

Incremental common shares attributable to shares exercisable
 under employee stock plans and warrants..............................        775         252         659
                                                                         --------    --------    --------
Denominator for diluted earnings per ADS and per share................     17,741      16,876      16,924
                                                                         ========    ========    ========
Net income per ADS and per share--basic...............................   $   0.61    $   0.17    $   0.32
                                                                         ========    ========    ========
Net income per ADS and per share--diluted.............................   $   0.58    $   0.17    $   0.30
                                                                         ========    ========    ========

12.  INCOME TAXES

     Income before provision for income taxes consists of the following (in thousands):

                                        YEAR ENDED DECEMBER 31,
                                   --------------------------------
                                     1998        1997        1996
                                   --------    --------    --------
          France.................  $  5,039    $  2,589    $  5,582
          Rest of world..........    12,816       3,216       3,315
                                   --------    --------    --------
            Total................  $ 17,855    $  5,805    $  8,897
                                   ========    ========    ========

     The provision for income taxes consists of the following (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   1998             1997             1996
                                                               ----------         --------         --------
          Current:
           France........................................         $ 1,913           $1,288           $1,973
           Rest of world.................................           8,172            2,300            1,756
                                                                  -------           ------           ------
            Total current................................          10,085            3,588            3,729
          Deferred:
           France........................................             204             (254)             292
           Rest of world.................................          (2,973)            (150)            (284)
                                                                  -------           ------           ------
            Total deferred...............................          (2,769)            (404)               8
                                                                  -------           ------           ------
                                                                  $ 7,316           $3,184           $3,737
                                                                  =======           ======           ======

     Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option plan reduced taxes currently payable as shown above by approximately $400,000 in 1998. Such benefits were credited to capital in excess of par value when realized.

     A reconciliation of income taxes computed at the French statutory rate (36.7% in 1996 and 41.7% in 1997 and 1998) to the provision for income taxes is as follows (in thousands):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                              1998          1997         1996
                                                                             ------       -------       ------
Income tax provision computed at the French statutory rate................   $7,439        $2,420       $3,261
Operating losses not utilized.............................................        9           779          228
Non-deductible provisions.................................................      165           149          340
Income at lower tax rates.................................................     (598)           --           --
Other individually immaterial items.......................................      301          (164)         (92)
                                                                             ------        ------       ------
                                                                             $7,316        $3,184       $3,737
                                                                             ======        ======       ======

     Deferred taxes reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

                                                                                                 DECEMBER 31,
                                                                                        -----------------------------
                                                                                         1998                   1997
                                                                                        -------               -------
          Deferred tax assets:
           Net operating loss carryforwards...............................              $ 3,557               $ 4,283
           Deferred revenue...............................................                2,054                   986
           Accrued bonuses and compensation...............................                  396                   363
           Allowance for doubtful accounts................................                  293                   415
           Deferred rent..................................................                  251                    --
           Other reserves and accruals not currently deductible...........                1,986                   800
           Other..........................................................                  631                   229
                                                                                        -------               -------
             Total deferred tax assets....................................                9,168                 7,076
             Valuation allowance..........................................               (4,892)               (5,649)
                                                                                        -------               -------
                                                                                          4,276                 1,427
          Deferred tax liabilities:
           Individually immaterial items..................................                 (318)                 (242)
                                                                                        -------               -------
             Net deferred tax assets......................................              $ 3,958               $ 1,185
                                                                                        =======               =======

     Approximately $3.1 million of the valuation allowance is attributed to stock options, the benefit of which will be credited to additional paid-in capital when realized.

     As of December 31, 1998, the Company has U.S. federal and state net operating loss carryforwards of approximately $6.0 million and $1.6 million, respectively. These net operating loss carryforwards will expire in the years 1999 through 2019, if not utilized. The Company also has German, Singaporean, and Canadian net operating loss carryforwards of approximately $2.5 million, $0.6 million, and $0.3 million respectively. Tax losses in Singapore and Germany may be carried forward indefinitely. Tax losses in Canada may be carried forward for seven years.

13.  SEGMENT AND GEOGRAPHIC INFORMATION

     .    Segment. The Company and its subsidiaries operate in one reportable industry segment, the development, marketing, and support of enterprisewide decision support tools. The Company makes key decisions and evaluates performance of the Company based on this single industry segment.

     .    Geography. Operations outside of France consist principally of sales, marketing, finance, customer support, and to a lesser extent, research and development activities. Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area. The following is a summary of operations within geographic area:


                                                     TRANSFERS
                                 REVENUES FROM        BETWEEN
                                 UNAFFILIATED        GEOGRAPHIC          TOTAL          IDENTIFIABLE
                                   CUSTOMERS            AREAS           REVENUES           ASSETS
                                 -------------       ----------         --------        ------------
1998:
 France                              $ 30,472         $ 28,967          $ 59,439          $ 79,360
 United Kingdom                        37,858               --            37,858            30,171
 Rest of Europe                        39,109               --            39,109            33,447
 North America                         49,453               --            49,453            28,048
 Asia Pacific                          10,002               --            10,002             6,080
 Eliminations                              --          (28,967)          (28,967)          (39,021)
                                     --------         --------          --------          --------
                                     $166,894         $     --          $166,894          $138,085
                                     ========         ========          ========          ========
1997:
 France                              $ 27,492         $ 17,744          $ 45,236          $ 63,395
 United Kingdom                        23,394               --            23,394            16,728
 Rest of Europe                        21,633               --            21,633            25,093
 North America                         34,905               --            34,905            24,641
 Asia Pacific                           6,829               --             6,829             5,593
 Eliminations                              --          (17,744)          (17,744)          (41,110)
                                     --------         --------          --------          --------
                                     $114,253         $     --          $114,253          $ 94,340
                                     ========         ========          ========          ========

                                                     TRANSFERS
                                 REVENUES FROM        BETWEEN
                                 UNAFFILIATED        GEOGRAPHIC          TOTAL          IDENTIFIABLE
                                   CUSTOMERS           AREAS            REVENUES           ASSETS
                                 -------------       ----------         --------        ------------
1996:
France                             $  24,987         $  16,098          $ 41,085          $ 60,661
United Kingdom                        17,198                --            17,198            12,151
Rest of Europe                        10,274                --            10,274             7,140
North America                         28,429                --            28,429            18,450
Asia Pacific                           4,249                --             4,249             3,315
Eliminations                              --           (16,098)          (16,098)          (20,947)
                                   ---------         ---------          --------          --------
                                   $  85,137         $      --          $ 85,137          $ 80,770
                                   =========         =========          ========          ========

14. RELATED PARTY TRANSACTIONS

     During June 1997, the Company loaned $200,000 to one of its executive officers. The loan was secured by a deed of trust, and bore interest at the rate of 6.23% per annum. Principal and interest were initially due on July 1, 1999. The loan was repaid to the Company in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements

     See Item 8 of this Form 10-K.

     2.   Financial Statement Schedules

     The following financial statement schedule of the Company for each of the years ended December 31, 1998, 1997, and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.


                                                                PAGE NUMBER
                                                                -----------
           Schedule II-Valuation and Qualifying Accounts            71

     Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

     3.   Exhibits

     The exhibits listed in the accompanying index to exhibits are filed as part of this report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 1999         BUSINESS OBJECTS S.A.

                              By:   /s/ Bernard Liautaud
                                    ------------------------------------------
                                    Bernard Liautaud
                                    Chairman of the Board, President,
                                    and Chief Executive Officer

     Know all Person by These Presents, that each person whose signature appears below constitutes and appoints Bernard Liautaud and Clifton T. Weatherford, jointly and severally, his attorneys-in fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                                          TITLE                                   DATE
-------------------------------------     -----------------------------------------------       --------------
/s/  Bernard Liautaud                     Chairman of the Board, President and Chief            March 17, 1999
-------------------------------------     Executive Officer (Principal Executive Officer)
     Bernard Liautaud

/s/  Clifton T. Weatherford               Chief Financial Officer and Senior Group Vice         March 17, 1999
-------------------------------------     President (Principal Financial and Accounting
     Clifton T. Weatherford               Officer)


/s/  Bernard Charles                      Director                                              March 17, 1999
-------------------------------------
     Bernard Charles

/s/  Arnold Silverman                     Director                                              March 17, 1999
-------------------------------------
     Arnold Silverman

/s/  Philippe Claude                      Director                                              March 17, 1999
-------------------------------------
     Philippe Claude

/s/  Vincent Worms                        Director                                              March 17, 1999
-------------------------------------
     Vincent Worms

/s/  Albert Eisenstat                     Director                                              March 17, 1999
-------------------------------------
     Albert Eisenstat


                               INDEX TO EXHIBITS

Item 14(a).  Index to Exhibits


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
      3.0*     Status or Charter of the Company (English translation), is incorporated herein by reference to
               Exhibit 3.1 filed with the Company's Registration Statement on Form S-8 filed with the SEC on
               December 11, 1997 (File No. 333-42063).
      3.1*     Bylaws of the Company, as amended, dated February 10, 1998, is incorporated herein by reference to Exhibit 3.1 filed with the Company's 1997 Form 10-K filed with the SEC.
      4.0      Form of Deposit Agreement, as amended and restated as of December 30, 1998, among Business
               Objects S.A., the Bank of New York as Depositary, and holder from time to time of American
               Depositary Shares issued thereunder, and Exhibit A to Deposit Agreement.
     10.0*     Lincoln Park Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated January 18, 1996, as amended, and assignment of interest to Speiker Properties, L.P., is incorporated herein by reference to Exhibit 10.0 filed with the Company's 1997 Form 10-K filed with the SEC.
     10.1*     Office Building Lease by and between Nabarro Nathanson, D.J. Downing, J.M. Jones Properties
               Limited and the Company dated March 6, 1996 is incorporated herein by reference to Exhibit 10.1 filed with the Company's 1997 Form 10-K filed with the SEC.
     10.2*     Commercial Lease by and between Foncierne Chaptal and the Company dated June 4, 1996 is incorporated herein by reference to Exhibit 10.2 filed with the Company's 1997 Form 10-K filed with the SEC.
     10.3*     1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with the
               Company's Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No.
               33-83052).
     10.4*     1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with the
               Company's Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No.
               33-83052).
     10.5*     1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with the
               Company's Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No.
               33-83052).
     10.6*     1995 International Employee Stock Purchase Plan, amended, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1997 (File No. 333-42063).
     10.7*     French Employee Savings Plan is incorporated herein by reference to Exhibit 4.3 filed with the
               Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1997 (File No.
               333-42063).
     10.8*     Summary: in English of 1992 Grant by the French Ministry of the Economy, Finance and the Budget
               is incorporated herein by reference to Exhibit 10.4 filed with the Company's Registration
               Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
     10.9*     Stock subscription warrant for Albert Eisenstat is incorporated herein by reference to Exhibit
               4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on September
               5, 1995 (File No. 333-96598).

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
    10.10*     Stock subscription warrant for Arnold Silverman is incorporated herein by reference to Exhibit
               4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on September
               5, 1995 (File No. 333-96598).
    10.11*     Stock subscription warrant for Philippe Claude dated June 19, 1997, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1997 (File No. 333-42059).
    10.12*     Stock subscription warrant for Albert Eisenstat dated June 19, 1997, is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
    10.13*     Stock subscription warrant for Arnold Silverman dated June 19, 1997, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
    10.14*     Stock subscription warrant for Vincent Worms dated June 19, 1997, is incorporated herein by reference to Exhibit 4.5 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
    10.15*     Value Added Reseller Agreement for Visigenics Products with Reseller Rights dated March 27,
               1997, by and between the Company is incorporated herein by reference to Exhibit 10.16 with the
               Company's 1997 Form 10-K filed with the SEC.
    10.16*     Stock subscription warrant for Bernard Charles dated June 18, 1998, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
    10.17*     Stock subscription warrant for Philippe Claude dated June 18, 1998, is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
    10.18*     Stock subscription warrant for Albert Eisenstat dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
    10.19*     Stock subscription warrant for Arnold Silverman dated June 18, 1998, is incorporated herein by reference to Exhibit 4.5 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
    10.20*     Stock subscription warrant for Vincent Worms dated June 18, 1998, is incorporated herein by reference to Exhibit 4.6 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
    10.21+     License, Distribution, and Marketing Agreement by and between the Company and Microsoft
               Corporation, dated June 23, 1998.
    21.0       List of Subsidiaries of the Company.
    23.0       Consent of Ernst & Young, LLP, Independent Auditors.
    24.0       Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10K.
    27.0       Financial Data Schedule.

---------------------------
* Previously filed.
+ Confidential treatment for portions of this exhibit has been requested.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS--BUSINESS OBJECTS S.A.


                                                  BALANCE          CHARGED                           BALANCE
                                               AT BEGINNING       TO COSTS                           AT END
                                                 OF PERIOD      AND EXPENSES      WRITE-OFFS        OF PERIOD
                                               ------------     ------------      ----------        ---------
                                                                      (IN THOUSANDS)
Allowance for doubtful accounts:
Year ending December 31, 1995                   $  440             $419               --             $  859
Year ending December 31, 1996                   $  859             $201               --             $1,060
Year ending December 31, 1997                   $1,060             $626             $118             $1,568
Year ending December 31, 1998                   $1,568             $585             $481             $1,672