Form 10-Q
period 1999-03-31
BUSINESS OBJECTS SA
filed 1999-05-17
CIK 928753

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

                 For the quarterly period ended March 31, 1999

                                       or

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

            Yes      X                        No
               ------------                     -----------



The number of outstanding shares of each of the issuer's classes of capital or common stock as of April 30, 1999 was 17,724,890 Ordinary Shares of 1 French franc nominal value, including 16,280,961 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

                             Business Objects S.A.
                               Table of Contents



PART I.  FINANCIAL INFORMATION                                           Page
                                                                        Number

Item 1.   Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at
          March 31, 1999 and December 31, 1998                             3

          Condensed Consolidated Statements of Income for the
          quarters ended March 31, 1999 and 1998                           4

          Condensed Consolidated Statements of Cash Flows for the
          quarters ended March 31, 1999 and 1998                           5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

PART II.  OTHER INFORMATION                                               24

          Signatures                                                      25

                             BUSINESS OBJECTS S.A.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per ordinary share amounts)


                                                                                     March 31, 1999       December 31, 1998
                                                                                   ------------------    ---------------------
                                                                                       (Unaudited)       (Derived from Audited
                                                                                                         Financial Statements)
ASSETS
Current assets:
    Cash and cash equivalents                                                       $        80,898        $        71,713
    Accounts receivable, net                                                                 31,258                 42,236
    Other current assets                                                                     10,909                  7,993
                                                                                   ------------------    ---------------------
        Total current assets                                                                123,065                121,942



Property and equipment, net                                                                  13,629                 13,804
Goodwill, net                                                                                 1,845                  1,460
Other assets                                                                                  1,594                    879
                                                                                   ------------------    ---------------------
        Total assets                                                                $       140,133        $       138,085
                                                                                   ==================    =====================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                                 $        10,946        $        10,439
   Accrued payroll and related expenses                                                      15,166                 16,597
   Deferred revenue                                                                          23,276                 21,684
   Other current liabilities                                                                 19,121                 22,118
                                                                                   ------------------    ---------------------
        Total current liabilities                                                            68,509                 70,838


Shareholders' equity
   Ordinary shares, FRF 1 nominal value ($0.16 U.S. as of March 31, 1999):
     Authorized 36,243; Issued and outstanding - 17,636 and 17,255 at
     March 31, 1999 and December 31, 1998, respectively                                       3,267                  3,166
   Additional paid-in capital                                                                43,626                 38,705
   Retained earnings                                                                         31,560                 28,394
   Accumulated other comprehensive income                                                    (6,829)                (3,018)
                                                                                   ------------------    ---------------------
        Total shareholders' equity                                                           71,624                 67,247
                                                                                   ------------------    ---------------------
          Total liabilities and shareholders' equity                                $       140,133        $       138,085
                                                                                   ==================    =====================

See accompanying Notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (In thousands, except per ADS and per share data; unaudited)



                                                         Three Months Ended
                                                               March 31,
                                                          1999         1998
                                                        ---------   --------
Revenues:
   License fees                                         $ 31,534    $ 23,422
   Services                                               17,974      11,144
                                                        ---------   --------
        Total revenues                                    49,508      34,566

Cost of revenues:
   License fees                                              815         687
   Services                                                8,276       4,788
                                                        ---------   --------
        Total cost of revenues                             9,091       5,475
                                                        ---------   --------
Gross margin                                              40,417      29,091
Operating expenses:
   Sales and marketing                                    25,348      19,796
   Research and development                                5,996       4,134
   General and administrative                              4,198       3,216
                                                        ---------   --------
        Total operating expenses                          35,542      27,146
                                                        ---------   --------
Income from operations                                     4,875       1,945
Interest and other income, net                               571         387
                                                        ---------   --------
Income before provision for income taxes                   5,446       2,332
Provision for income taxes                                (2,233)       (952)
                                                        ---------   --------
Net income                                              $  3,213    $  1,380
                                                        =========   ========
Basic net income per ADS and per share                  $   0.18    $   0.08
                                                        =========   ========
ADSs and shares used in computing basic
   net income per ADS and per share                       17,427      16,782
                                                        =========   ========
Diluted net income per ADS and per share                $   0.17    $   0.08
                                                        =========   ========
ADS and shares used in computing diluted
   net income per ADS and per share                       19,070      17,439
                                                        =========   ========



     See accompanying Notes to Condensed Consolidated Financial Statements

                             BUSINESS OBJECTS S.A.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    1999                   1998
                                                              ---------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $      3,213              $    1,380
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                   2,728                   1,217
      Amortization of goodwill                                          301                     310
      Deferred income taxes                                               4                       -
      Changes in operating assets and liabilities:
         Accounts receivable                                          8,860                   3,748
         Inventories                                                     23                       -
         Other assets                                                (3,046)                 (1,394)
         Accounts payable                                             1,150                  (1,221)
         Accrued payroll and related expenses                        (1,540)                    831
         Deferred revenue                                             2,452                    (377)
         Other current liabilities                                   (1,362)                  3,180
                                                              ---------------          -------------
Net cash provided by operating activities                            12,783                   7,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                  (2,007)                 (1,493)
Purchases of intangible assets                                       (1,024)                      -
Purchases of short-term investments                                       -                 (14,610)
Proceeds from sales of short-term investments                             -                   7,327
Intercompany assets                                                     864                       -
                                                              ---------------          -------------
Net cash used for investing activities                               (2,167)                 (8,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                           -                     (16)
Issuance of ordinary shares                                           5,022                     577
                                                              ---------------          -------------
Net cash provided by financing activities                             5,022                     561
Effect of foreign exchange rate changes on cash and
   cash equivalents                                                  (6,453)                   (729)
                                                              ---------------          -------------
Net increase in cash and cash equivalents                             9,185                  (1,270)
Cash and cash equivalents at the beginning of the period             71,713                  36,508
                                                              ---------------          -------------
Cash and cash equivalents at end of the period                 $     80,898              $   35,238
                                                              ===============          =============







    See accompanying Notes to Condensed Consolidated Financial Statements.

                             Business Objects S.A.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1999

1.  Basis of Presentation

    The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 1998.

2.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.  Accounts Receivable

    Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $1,682,000 and $1,672,000 at March 31, 1999 and December 31, 1998, respectively.

4.  Revenue Recognition

    Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" (SOP 98-9) was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of Statement of Position 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We will comply with the requirements of SOP 98-9 as they become effective and this is not expected to have a significant effect on our revenue recognition.

    In accordance with SOP 98-9, revenue from product licensing fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

5.  Sales Returns and Warranties

    Our distributors do not have the right to return merchandise for credit or refund. Any other potential sales returns are covered by our allowances for sales returns and doubtful accounts. We provide for the costs of warranty when specific problems are identified. We have not experienced any significant warranty claims to date.

6.  Net Income per ADS and per Share

    Our ordinary shares are traded in the United States in the form of American Depositary Shares ("ADSs"), with each ADS representing one ordinary share. Basic net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding. Diluted net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding and dilutive options and warrants calculated under the treasury stock method.

    The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):

                                                                      Three Months Ended
                                                                           March 31,
                                                                      1999             1998
                                                              --------------   --------------

  Net income..................................................       $ 3,213          $ 1,380
                                                                     =======          =======
  Basic-weighted average ADSs and shares outstanding..........        17,427           16,782
                                                                     -------          -------
  Incremental ordinary shares attributable to shares issuable
   under employee stock plans and warrants....................         1,643              657
                                                                     -------          -------
  Diluted-weighted average ADSs and shares outstanding........        19,070           17,439
                                                                     =======          =======
  Basic-net income per ADS and per share......................       $  0.18          $  0.08
                                                                     =======          =======
  Diluted-net income per ADS and per share....................       $  0.17          $  0.08
                                                                     =======          =======


7.  Comprehensive Income

    As of January 1, 1998, we adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes new rules for the reporting and the display of comprehensive income and its components. FAS 130 also requires unrealized gains or losses on our available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption of this Statement had no impact on our net income or shareholders' equity.

    We had total comprehensive loss of $598,000 for the quarter ended March 31, 1999, and total comprehensive income of $172,000 for the quarter ended March 31, 1998. The difference between total comprehensive income (loss) and net income is caused by the change in the cumulative translation adjustment account during the quarters ended March 31, 1999 and 1998.

8.   Recent Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. We do not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position.

    In March 1998, the Accounting Standards Board issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 is effective for years beginning after December 15, 1998. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. We do not believe that SOP 98-1 will have a significant impact on our consolidated financial position, results of operations, or cash flow.

9.  Additional Investment in Subsidiary

    During March 1999 we exercised our option to acquire the remaining 20% of the outstanding shares of our Italian distributor, in exchange for $1.0 million in cash. The cost of the additional shares has been fully allocated to goodwill, and is being amortized over a three-year period that began in April 1997, the date of the initial investment.

    During March 1999 we invested $864,000 cash, representing a 9.5% investment in our Norwegian distributor, Component Software A/S. This investment will be accounted for under the cost method of accounting.

10. Introduction of the European Economic and Monetary Union (EMU)

    On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their sovereign currencies and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and will be available for non-cash transactions. We expended resources, reviewed and modified pricing policies in the new economic environment, analyzed the legal and contractual implications for contracts, evaluated system capabilities, and ensured that banking vendors support our operations in Euro-related transactions. We have modified our business operations and systems to accommodate the Euro conversion, and as of March 31, 1999, the cost of these modifications have not significantly affected our operating results.

11. Subsequent Events

    During April 1999 we acquired 100% of the outstanding shares in Prophecy Holding B.V., which owns 100% of Prophecy Automatisering B.V. ("Prophecy"). Of the total purchase price, $3.0 million was paid in cash at closing and the remaining $3.0 million is payable over the next two years, with $2.0 million payable in 2000 and $1.0 million payable in 2001, subject to certain contingencies relating to continuing employment of the principals of Prophecy. Since 1996, Prophecy, a Utrecht-based Dutch consulting firm, has predominately focused on Decision Support Solutions as they relate to packaged applications. Results of this acquisition will be consolidated with our continuing operations beginning the quarter ending June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those described in the line item discussion of our financial statements set forth below and in the section titled "Business Factors". We assume no obligation to update the forward-looking information or such factors.

Overview

        Business Objects develops, markets and supports decision support software tools for the client/server and Internet markets. Our revenues are derived from license fees and charges for services, including consulting, training and maintenance. Revenues from product licensing fees are recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenues from software maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

        We operate on a multinational basis and a significant portion of our business is conducted in currencies other than the U.S. dollar (mainly the Euro, the British pound sterling, and the Japanese yen). Fluctuations in the value of currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Due to the number of currencies involved, the constantly changing currency exposures, and the substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon future operating results. To date, we have not undertaken hedging transactions to cover our currency translation exposure.

        Although we have increased the volume of our sales through indirect channels, revenues from such sales channels currently represent a smaller portion of our total revenues than revenues generated from our direct sales efforts. There can be no assurance that we will be able to continue to attract indirect channels that will be able to market and support our products effectively. Indirect sales represented 44% of total sales for the quarter ended March 31, 1999 and 38% of total sales for the quarter ended March 31, 1998. The increase in indirect sales for the quarter ended March 31, 1999 is due to the higher growth rate in our indirect sales channels as compared to our direct sales channels.

Results of Operations

  The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:


                                                            Three Months Ended
                                                                March 31,
                                                 -------------------------------------
                                                         1999                 1998
                                                 -----------------      --------------
Revenues:
   License fees ...........................                   63.7%               67.8%
   Services................................                   36.3                32.2
                                                 -----------------      --------------
   Total revenue...........................                  100.0               100.0
                                                 -----------------      --------------
Cost of revenues:
   License fees ...........................                    1.7                 2.0
   Services ...............................                   16.7                13.8
                                                 -----------------      --------------
         Total cost of revenues ...........                   18.4                15.8
                                                 -----------------      --------------
Gross margin...............................                   81.6                84.2
                                                 -----------------      --------------
Operating expenses:
   Sales and marketing ....................                   51.2                57.2
   Research and development ...............                   12.1                12.0
   General and administrative .............                    8.5                 9.3
                                                 -----------------      --------------
         Total operating expenses .........                   71.8                78.5
                                                 -----------------      --------------
Income from operations ....................                    9.8                 5.7
Interest and other income, net ............                    1.2                 1.1
                                                 -----------------      --------------
Income before provision for income taxes ..                   11.0                 6.8
Provision for income taxes ................                   (4.5)               (2.8)
                                                 -----------------      --------------
Net income ................................                    6.5%                4.0%
                                                 =================      ==============
Gross margin:
   License fees ...........................                   97.4%               97.1%
   Services ...............................                   54.0%               57.0%

        The following table sets forth the geographic source of our revenues:


                                                            Three Months Ended
                                                                March 31,
                                                 -------------------------------------
                                                         1999                 1998
                                                 -----------------      --------------
Europe...........................................               66%                 67%
North America....................................               28                  26
Asia/Pacific.....................................                6                   7
                                                 -----------------      --------------
      Total......................................              100%                100%
                                                  ================      ==============

  License Fees. Revenues from license fees were $31.5 million and $23.4 million for the quarters ended March 31, 1999 and 1998, respectively, representing a period over period increase of $8.1 million or 35%. The increase in license fees were primarily due to increased unit license sales of our software product and platforms, of which a majority of license revenues consisted of licenses of BusinessObjects. Revenues from the sale of WebIntelligence, our thin client platform, represented approximately 16.2% and 3.4% of our total license revenues for the quarters ended March 31, 1999 and 1998, respectively.

  We anticipate that license fees, which represented approximately 64% and 68% of our total revenues for the quarters ended March 31, 1999 and 1998, respectively, will continue to represent a majority of our revenue for the foreseeable future. The decrease in license revenue as a percent of total revenues for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 was primarily due to increased customer demand for consulting and training services and an increase in our installed base, which resulted in an increase in maintenance revenues. It is expected that the percentage of total revenues derived from license fees will continue to decrease in the future as the growth in service revenues exceeds the growth in license revenues. In addition, we expect that the market penetration by, and the number of, our competitors will increase, and as a result, the growth rate in our license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

  Services. Revenues from services consist of consulting, training and maintenance revenues, and totaled $18.0 million and $11.1 million for the quarters ended March 31, 1999 and 1998, respectively. Revenues from services in the quarter ended March 31, 1999 increased approximately $6.9 million, or 62%, over the quarter ended March 31, 1998. The increase in revenues from services was due primarily to increases in consulting and training revenues, and from increases in maintenance revenues related to increases in our installed customer base and the renewal of support contracts. As market penetration by, and the number of, competitors increase, the growth rate of our installed base and, consequently, the growth rate of our services revenues may not be as high as growth rates achieved in the past. We anticipate increasing our efforts in selling consulting, training and maintenance services, and expect that service revenues should continue to represent a significant portion of our total revenues.

  Cost of License Fees. Cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties, and totaled $815,000 and $687,000 for the quarters ended March 31, 1999 and 1998, respectively. Cost of license fees as a percent of license fee revenues decreased from approximately 2.9% for the quarter ended March 31, 1998 to approximately 2.6% for the quarter ended March 31, 1999.

  Cost of Services. Cost of services consists of the cost of providing consulting, training and maintenance, and totaled $8.3 million and $4.8 million for the quarters ended March 31, 1999 and 1998, respectively. Cost of services as a percent of service revenues increased from 43.0% for the quarter ended March 31, 1998 to 46.0% for the quarter ended March 31, 1999. The increase in cost of services as a percent of the related revenues was primarily due to the change in mix of services provided, with consulting services, which have a higher cost than maintenance and training revenues, representing an increasing portion of total service revenues. The increase in expenses in absolute dollars was primarily due to increases in headcount to support our service activities and, to a lesser extent, to the subcontracting of consulting and training activities.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other payroll related expenses such as commissions and amounts paid for product promotion activities. Sales and marketing expenses totaled $25.3 million and $19.8 million for the quarters ended March 31, 1999 and 1998, respectively. Sales and marketing expenses decreased as a percent of total revenues from 57.2% for the quarter ended March 31, 1998 to 51.2% for the comparable quarter in 1999. The decrease in sales and marketing expenses as a percent of total revenue from the quarter ended March 31, 1998 to the comparable period in 1999 was primarily due to revenues growing at a faster rate than spending on sales and marketing activities and increased operational efficiencies in the field sales organization. The increase in sales and marketing expenses in absolute dollars for both periods is attributable to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

  Research and Development. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and other costs. Research and development expenses totaled $6.0 million and $4.1 million for the quarters ended March 31, 1999 and 1998, respectively. Research and development expenses increased slightly as a percent of total revenues from 12.0% for the quarter ended March 31, 1998 to 12.1% for the comparable quarter in 1999. The increase in absolute dollars in research and development expenses from the quarter ended March 31, 1998 to the comparable period in 1999 is due to increased staffing and associated support required to expand and enhance our product line. As of March 31, 1999, we did not capitalize any software development costs and all research and development costs were expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

  General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, and amortization of goodwill arising from the acquisition of companies and ownership interest in subsidiaries. General and administrative expenses totaled $4.2 million and $3.2 million for the quarters ended March 31, 1999 and 1998, respectively. General and administrative expenses decreased as a percent of total revenues from 9.3% for the quarter ended March 31, 1998 to 8.5% for the comparable quarter in 1999. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses. The increase in general and administrative expenses in absolute dollars is primarily due to increased amortization of goodwill and increases in staffing to support our growth. Goodwill amortization expense is included in general and administrative expenses and totaled $483,000 and $310,000 for the quarters ended March 31, 1999 and 1998, respectively. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

Interest and Other Income, Net

  Interest and other income, net, totaled approximately $571,000 and $387,000 for the quarters ended March 31, 1999 and 1998, respectively. Net interest income increased from $294,000 for the quarter ended March 31, 1998 to $504,000 for the quarter ended March 31, 1999, primarily due to the increased interest from the increase in cash and cash equivalents. Cash and cash equivalents increased from $35.2 million at March 31, 1998 to $80.9 million at March 31, 1999.

Net foreign currency exchange gains totaled $69,000 for the quarter ended March 31, 1999 versus $93,000 for the comparable period during 1998. The gain recognized in 1999 and 1998 was mainly due to realized gains on U.S. dollar denominated intercompany receivables caused by the general strengthening of the U.S. dollar against the French franc.

Income Taxes

  Our effective tax rate was 41% for the quarters ended March 31, 1999 and 1998. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the full year.

Liquidity and Capital Resources

  As of March 31, 1999, we had cash and cash equivalents of $80.9 million, an increase of $9.2 million from December 31, 1998. We generated cash from operations of $12.8 million for the quarter ended March 31, 1999, as compared to $7.7 million for the comparable period in 1998. Net cash generated in 1999 resulted primarily from increases in net income and non-cash charges for depreciation and amortization, changes in accounts receivable, other assets, deferred revenue and other current liabilities. Our investing activities consisted primarily of the purchase of $2.0 million of property and equipment, the exercise of an option to acquire an additional 20% of the outstanding shares of our Italian distributor in exchange for $1.0 million, and a 9.5% investment in our Norwegian distributor for $864,000. We also generated cash of $5.0 million from the issuance of ordinary shares under employee stock plans during the quarter ended March 31, 1999.

  We believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next 12 months.

Business Factors

  Statements contained in this Management's Discussion and Financial Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q include forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

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

     In addition, we currently plan to continue to increase our expenditures to fund: greater levels of research and development; an increase in our direct sales and marketing staff; the development of new distribution and resale channels; broader customer support capabilities; and additional general and administrative staffing necessary to support these functions.

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

     We face substantial competition from many companies that are larger than us. We specifically design and target our products for the decision support software tools market. We believe that the principal competitive factors that impact this market include: ease of use; functionality; product architecture; price; product quality; breadth of distribution; customer support; and name recognition.

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


     Our products may have software defects and errors. Our BusinessObjects product and WebIntelligence platform are internally complex and frequently contain defects or errors, especially when first introduced or when new versions or enhancements are released. For example, when BusinessObjects 4.0 was first introduced in 1996, it would not run on Windows 3.1, and we had to rework a portion of the product to enable it to do so. The revised product then took a significantly longer period than expected to achieve operational stability, and contained a number of "bugs" resulting from the significant rewriting and rearchitecting of the product. We resolved these problems by the end of 1996, but our operating results for the second quarter of 1996 were severely impacted.

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

     Despite extensive testing, our new products and product enhancements may contain defects and errors which we may not detect until after we have commenced commercial shipments. If defects and errors are discovered in our products and product enhancements after commercial release: potential customers may delay or forego purchases of these products and product enhancements; our reputation in the marketplace may be damaged; we may incur additional service and warranty costs; and we may have to divert additional development resources to correct the defects and errors.

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

     Our business may suffer if we cannot protect our intellectual property and proprietary rights. Our success depends in part on our ability to protect our proprietary rights in our intellectual property. To protect our proprietary rights, we use a combination of protections provided by patent, copyright, and trademark laws; trade secret laws; confidentiality agreements; and licensing arrangements, including confidentiality provisions.

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

     Litigation may be necessary to protect our proprietary rights in our intellectual property. For example, we currently have one patent issued in the United States relating to a "Relational Database Access System Using Semantically Dynamic Objects." We believe that one of our competitors, Brio Technology, Inc., is infringing upon our rights under this patent, and we are currently litigating this claim against Brio Technology. During January 1997, we filed a lawsuit in the United States District Court for the Northern District of California against Brio Technology alleging that it is infringing our patent by making, using, and selling one of its products known as BrioQuery Enterprise. We have requested that the court enjoin Brio Technology from further infringing on our patent. A trial date for this case has been set for Fall 1999. We cannot assure you that we will receive a favorable outcome in this litigation. Litigating this claim, or other claims we may believe are necessary in the future to protect our proprietary rights, can be very expensive in terms of management time and resources. Utilizing our resources on such litigation could cause our financial condition and operating results to suffer.

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

     There are a number of factors associated with international operations that could adversely affect our business. We conduct a significant portion of our business outside of North America and France. For example, in 1998, sales in France accounted for 18.3% of total revenues, sales in North America accounted for 29.6% of total revenues, sales in the United Kingdom accounted for 22.7% of total revenues, and sales in other European countries and in the Asia Pacific region collectively accounted for 29.4% of total revenues. We currently have offices in over 15 countries throughout the world. Sales in these various markets subject us to a number of risks inherent in international business activities which could severely harm our operations, financial condition and operating results, including: general economic conditions in each such country; difficulties in staffing and managing international operations; overlap of inconsistent tax structures; managing an organization spread over various jurisdictions; unexpected changes in regulatory requirements; compliance with a variety of foreign laws and regulations; longer accounts receivables payment cycles in Europe; import and export licensing requirements; trade restrictions; and changes in tariff and freight rates.

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

     Weaknesses in the economies of countries in the Asia Pacific region could negatively impact our revenues. Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking, and equity markets. Although we generated only approximately 6.0% of our consolidated revenues for the quarter ended March 31, 1999 in this region, weaknesses in the Asia Pacific region could adversely affect demand for our products. Moreover, weaknesses in this region could adversely affect the U.S. dollar value of our foreign currency-denominated sales in the Asia Pacific region and ultimately our consolidated results of operations.

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

     We currently rely primarily on direct sales, but may become more dependent upon product distribution and support from third parties. We currently rely primarily upon our direct sales efforts to distribute and market our products, but we have been increasing our sales through indirect channels. We expect to continue to increase our sales through indirect channels, such as VARs, system integrators, consulting partners, distributors, and resellers. However, we may be unable to successfully establish indirect sales channels that are capable of marketing and supporting our products effectively. Moreover, any VARs, system integrators, consulting partners, distributors or resellers who market and support our products may discontinue their relationship with us at any time. If we are unable to recruit or retain a significant number of VARs, system integrators, consulting partners, distributors, or resellers to effectively market and support our products, our operating results may suffer.
Additionally, our financial performance and operating results may suffer if we are unable to: expand our own sales and marketing organization; implement new indirect sales channels to penetrate different and broader markets than those addressed by our existing direct sales force and international distributors; or expand our support organization commensurate with our base of installed products.

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

     We have developed our current core product and platforms, BusinessObjects
4.1 and WebIntelligence 2.0, to comply with the year 2000 Conformity Requirements developed by the British Standards Institute. We believe that it is essential that we continue to design and test our products and platforms in compliance with these standards. Based on our testing against the year 2000 standards, we believe BusinessObjects 4.1 and WebIntelligence 2.0 are compliant with such standards. We have only identified a limitation for a specific customer operation (exporting data in certain file formats) which is due to the regional setting of the user's environment and can be changed by the user. We believe this limitation is applicable to a limited number of customer operations.

     Because our product and platforms are used in conjunction with underlying operating systems, and other database, middleware, and other software programs, they are subject to the limitations, including year 2000 related limitations, of such third party software. In order to minimize potential year 2000 compliance issues, we recommend to our customers that they use our current products and platforms in conjunction with the most current releases of any third party software. As new versions of the third party software used by our customers become available, we intend to continue to design and test our products and platforms as used with such third party software against the British Standards Institute definition of year 2000 Conformity Requirements. However, because we are dependent upon our customers' use of third party software in connection with their use of our products and platforms, we cannot assure you that the implementation of our products and platforms will not be affected in the future by year 2000 issues related to modification or revisions in any such third party software.

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

     Our executive officers and key personnel are critical to our business; we may not be able to recruit and retain the personnel we need to succeed. Our success depends to a significant extent upon a number of key management and technical personnel, including Bernard Liautaud, our chief executive officer and co-founder, the loss of whom could adversely affect our business. We maintain a key person life insurance policy on the life of Mr. Liautaud with proceeds payable to Business Objects. The loss of the services of key personnel could have a material adverse effect on Business Objects. In addition, we believe that our future success will also depend in a large part on our ability to attract and retain highly-skilled technical, management, sales, and marketing personnel. Competition for such personnel in the computer software industry is intense, and we may be unable to successfully attract and retain such personnel.

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

                             Business Objects S.A.

Date:  May 10, 1999           By:     /s/ Bernard Liautaud
                                 ---------------------------------
                                          Bernard Liautaud
                                      Chief Executive Officer


Date:  May 10, 1999           By:     /s/ Clifton T. Weatherford
                                 -------------------------------------
                                       Clifton T. Weatherford
                                       Chief Financial Officer