Form 10-Q
period 1999-06-30
BUSINESS OBJECTS SA
filed 1999-08-13
CIK 928753

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

               1, Square Chaptal, 92300 Levallois-Perret, France
                    (Address of principal executive offices)

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

             Yes      X              No
                ---------              ---------



The number of outstanding shares of each of the issuer's classes of capital or common stock as of June 30, 1999 was 17,782,303 Ordinary Shares of 1 French franc nominal value, including 16,199,183 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

================================================================================

                             Business Objects S.A.
                               Table of Contents



PART I.  FINANCIAL INFORMATION                                                                                                Page
                                                                                                                             Number


Item 1.  Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at
         June 30, 1999 and December 31, 1998                                                                                       3


         Condensed Consolidated Statements of Income for the
         three months ended June 30, 1999 and 1998 and the
         six months ended June 30, 1999 and 1998                                                                                   4


         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998                                                                                   5



         Notes to Condensed Consolidated Financial Statements                                                                      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                     9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                               23



PART II. OTHER INFORMATION                                                                                                        24


Item 4.  Submission of Matters to a Vote of Security Holders                                                                      24


Item 6.  Exhibits and current reports on Form 8-K                                                                                 26


         Signatures                                                                                                               27



                                                  BUSINESS OBJECTS S.A.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except per ordinary share amounts)


                                                                                   June 30, 1999       December 31, 1998
                                                                                ------------------    -------------------
                                                                                    (unaudited)              (Note)

ASSETS
Current assets:
Cash and cash equivalents.................................................        $        78,972         $        71,713
Accounts receivable, net..................................................                 40,585                  42,236
Other current assets......................................................                 10,639                   7,993
                                                                                ------------------    -------------------
          Total current assets............................................                130,196                 121,942

Property and equipment, net...............................................                 13,513                  13,804
Goodwill, net.............................................................                  6,294                   1,460
Deposits and other assets.................................................                  1,577                     879
                                                                                ------------------    -------------------
          Total assets....................................................        $       151,580         $       138,085
                                                                                ==================    ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable..........................................................        $        10,393         $        10,439
Accrued payroll and related expenses......................................                 15,578                  16,597
Deferred revenue..........................................................                 26,542                  21,684
Other current liabilities.................................................                 28,147                  22,118
                                                                                ------------------    -------------------
          Total current liabilities.......................................                 80,660                  70,838

Notes Payable.............................................................                  1,000                       -

Shareholders' equity
Ordinary shares, FRF 1 nominal value ($0.16 U.S. as of June 30, 1999):
Authorized 37,452; Issued and outstanding- 17,782 and 17,255 at
June 30, 1999 and December 31, 1998, respectively.........................                  3,251                   3,166
Treasury stock, 192 shares at June 30, 1999...............................                 (4,611)                      -
Additional paid-in capital................................................                 43,233                  38,705
Retained earnings.........................................................                 36,746                  28,394
Accumulated other comprehensive income....................................                 (8,699)                 (3,018)
                                                                                ------------------    -------------------
Total shareholders' equity................................................                 69,920                  67,247
                                                                                ------------------    -------------------
Total liabilities and shareholders' equity................................        $       151,580         $       138,085
                                                                                ==================    ===================




Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements.

                                                      BUSINESS OBJECTS S.A.
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per ADS and per share data; unaudited)


                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                               1999               1998               1999               1998
                                                         --------------     --------------     --------------     --------------
Revenues:
     License fees.....................................      $    35,533        $    25,157        $    67,067        $    48,579
     Services.........................................           22,010             14,395             39,984             25,538
                                                         --------------     --------------     --------------     --------------
          Total revenues..............................           57,543             39,552            107,051             74,117
Cost of revenues:
     License fees.....................................            1,142                889              1,957              1,576
     Services.........................................            8,850              5,562             17,126             10,349
                                                         --------------     --------------     --------------     --------------
          Total cost of revenues......................            9,992              6,451             19,083             11,925
                                                         --------------     --------------     --------------     --------------
Gross margin..........................................           47,551             33,101             87,968             62,192
Operating expenses:
     Sales and marketing..............................           28,106             21,768             53,454             41,564
     Research and development.........................            6,426              4,697             12,422              8,831
     General and administrative.......................            4,954              3,552              9,152              6,768
                                                         --------------     --------------     --------------     --------------
          Total operating expenses....................           39,486             30,017             75,028             57,163
                                                         --------------     --------------     --------------     --------------
Income from operations................................            8,065              3,084             12,940              5,029
Interest and other income, net........................              645                398              1,216                785
                                                         --------------     --------------     --------------     --------------
Income before provision for income
 taxes and minority interest..........................            8,710              3,482             14,156              5,814
Provision for income taxes............................           (3,571)            (1,428)            (5,804)            (2,380)
Minority interest.....................................                -                (74)                 -                (74)
                                                         --------------     --------------     --------------     --------------
Net income............................................      $     5,139        $     1,980        $     8,352        $     3,360
                                                         ==============     ==============     ==============     ==============

Net income per ADS and per share- basic...............      $      0.29        $      0.12        $      0.48        $      0.20
                                                         ==============     ==============     ==============     ==============

ADSs and shares used in computing net
 income per ADS and per share- basic..................           17,621             16,942             17,525             16,865
                                                         ==============     ==============     ==============     ==============

Net income per ADS and per share - diluted............      $      0.27        $      0.11        $      0.44        $      0.19
                                                         ==============     ==============     ==============     ==============

ADS and shares and common share equivalents used in
 computing net income per ADS and per share- diluted..           19,017             17,950             19,051             17,683
                                                         ==============     ==============     ==============     ==============





See accompanying notes to Condensed Consolidated Financial Statements.

                                                BUSINESS OBJECTS S.A.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands; unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                           1999              1998
                                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................................                 $ 8,352          $  3,360
 Adjustments to reconcile net income to net
    cash provided by operating activities:
                 Depreciation and amortization............................                   3,114             2,494
                 Amortization of goodwill.................................                   1,252               618
                 Deferred income taxes....................................                     134                 -
                 Changes in operating assets and liabilities:
                     Accounts receivable..................................                    (797)            2,200
                     Other assets.........................................                  (2,824)             (896)
                     Accounts payable.....................................                     841               612
                     Accrued payroll and related expenses.................                     505             3,729
                     Deferred revenue.....................................                   6,071             1,303
                     Other current liabilities............................                   4,535             4,599
                                                                                     -------------     -------------
 Net cash provided by operating activities................................                  21,183            18,019

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment......................................                  (3,685)           (3,212)
 Business acquisitions, net of cash acquired..............................                  (4,427)             (982)
 Purchases of short-term investments......................................                       -           (26,133)
 Proceeds from sales of short-term investments............................                       -            20,462
                                                                                     -------------     -------------
 Net cash used for investing activities...................................                  (8,112)           (9,865)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations..........................                       -               (16)
 Issuance of ordinary shares..............................................                   4,614             1,373
 Purchase of treasury shares..............................................                  (4,611)                -
                                                                                     -------------     -------------
 Net cash provided by financing activities................................                       3             1,357
 Effect of foreign exchange rate changes on cash and
    cash equivalents......................................................                  (5,815)             (642)
                                                                                     -------------     -------------
 Net increase (decrease) in cash and cash equivalents.....................                   7,259             8,869
 Cash and cash equivalents at the beginning of the period.................                  71,713            36,508
                                                                                     -------------     -------------
 Cash and cash equivalents at end of the period...........................                 $78,972          $ 45,377
                                                                                     =============     =============









See accompanying notes to Condensed Consolidated Financial Statements.

                             Business Objects S.A.
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999

1. Basis of Presentation

  The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report on Form 10-K for the year ended December 31, 1998.

2. Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3. Accounts Receivable

  Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $1,870,000 and $1,672,000 at June 30, 1999 and December 31, 1998, respectively.

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

  In accordance with SOP 97-2, as amended by SOP 98-4 and SOP 98-9, revenue from product licensing fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

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

  The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                   June  30,
                                                       1999        1998            1999        1998
                                                     -------     -------         -------     -------
Net Income......................................     $ 5,139     $ 1,980         $ 8,352     $ 3,360
                                                     =======     =======         =======     =======
Basic  Weighted average ADSs and shares
 outstanding....................................      17,621      16,942          17,525      16,865
                                                     -------     -------         -------     -------
Incremental ordinary shares attributable to
 shares issuable under employee stock plans and
 warrants.......................................       1,396       1,008           1,526         818
                                                     -------     -------         -------     -------
Diluted  Weighted average ADSs and shares
 outstanding....................................      19,017      17,950          19,051      17,683
                                                     =======     =======         =======     =======
Basic net income per ADS and per share..........     $  0.29     $  0.12         $  0.48     $  0.20
                                                     =======     =======         =======     =======
Diluted net income per ADS and per share........     $  0.27     $  0.11         $  0.44     $  0.19
                                                     =======     =======         =======     =======

6. Comprehensive Income

  We had total comprehensive income of $3,269,000 and $2,671,000 for the three and six month periods ended June 30, 1999, respectively, and total comprehensive income of $2,287,000 and $2,518,000 for the three and six month periods ended June 30, 1998, respectively. The difference between total comprehensive income and net income is caused by the change in the cumulative translation adjustment account during the three and six month periods ended June 30, 1999 and 1998, respectively.

7. Acquisitions

  During April 1999 we acquired all the outstanding shares in Prophecy Holding B.V., the sole shareholder of Prophecy Automatisering B.V. ("Prophecy"), a Dutch consulting firm predominately focused on decision support solutions as they relate to packaged applications. The aggregate purchase price, including direct acquisition costs, was $3,075,000 in cash plus notes payable totaling $3,000,000. The notes are payable in two installments, with $2,000,000 payable in April 2000 and the remaining $1,000,000 payable in April 2001, subject to certain contingencies relating to continuing employment of the
  principals of Prophecy.   $5,278,000 of the purchase price has been allocated
  to goodwill and will be amortized over a five year period beginning in April 1999. We have accounted for the acquisition of Prophecy using the purchase method of accounting, and have included its operating results in our consolidated operating results from the date of acquisition.

  During March 1999, we exercised our option to acquire the remaining 20% of the outstanding shares of our Italian distributor in exchange for $1,024,000 in cash. The cost of the additional shares has been fully allocated to goodwill, and is being amortized over a three-year period that began in April 1997, the date of the initial investment.

  During March 1999, we purchased 9.5% of the outstanding shares of our Norwegian distributor, Component Software Nordic A.S., in exchange for $864,000 in cash. This acquisition has been accounted for under the cost method of accounting.

8. Introduction of the European Economic and Monetary Union (EMU)

  On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their sovereign currencies and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and will be available for non-cash transactions. We expended resources, reviewed and modified pricing policies in the new economic environment, analyzed the legal and contractual implications for contracts, evaluated system capabilities, and ensured that banking vendors support our operations in Euro-related transactions. We have modified our business operations and systems to accommodate the Euro conversion, and as of June 30, 1999, the cost of these modifications is nominal and has not significantly affected our operating results.

9. Stock Repurchase Program

  In October 1998, the Board of Directors approved the implementation of a share repurchase program whereby the Company may repurchase up to 1,000,000 shares of its ordinary shares or ADSs.

  In May 1999, we repurchased on the Nasdaq National Market a total of 191,500 of our shares for an aggregate cost of $4.6 million. In compliance with French law, the shares will be used for distribution under our employee stock option and stock purchase plans.

10. Approval of 1999 Stock Option Plan

  During May 1999, our shareholders approved a new stock option plan which authorizes our Board of Directors to issue options to subscribe for 875,000 shares. The Plan is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The option price is based on the fair market value of our shares at the time of grant. The Board of Directors determines the vesting schedule of option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company.

11. Subsequent Event

  In July 1999, Brio Technology Inc. filed and action alleging that Business Objects is infringing United States Patent No. 5,915,257 entitled "Cross Tab Analysis And Reporting Method". The patent was issued to Brio Technology, Inc. on June 25, 1999. Based upon our preliminary analysis, we believe the suit is without merit. However, we cannot assure you that we will be successful in defending this claim. If we do not prevail, our business, operating results and financial condition could be harmed.

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

Overview
Business Objects develops, markets, and supports a broad family of business intelligence software tools. We introduced our core software, BusinessObjects, in 1990. BusinessObjects operates using a client/server architecture, runs on Windows 95 and Windows NT operating systems, and is interoperable with most major databases. We introduced WebIntelligence in 1997. WebIntelligence provides some of the same functionality as BusinessObjects, but operates using an internet-based architecture, runs in Windows NT and, in the future, Unix servers and is accessible through most major internet browsers and most desktop platforms.

We derive our revenues from license fees and from charges for services, consisting of post-sale customer support, consulting and training services. We generally recognize revenues from software license fees upon delivery of the software product to the end user. We recognize revenues from our customer support services on a straight-line basis over the period during which we provide the support services. We recognize consulting and training service revenues as the services are provided. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

Our revenues have increased over each of the periods presented, reflecting increased sales of licenses to our business intelligence tools and related services. We believe that with the continuing proliferation of the internet and the increasing acceptance of performing business functions over the internet, revenues from our WebIntelligence version of our product should represent an increasing portion of our licensing revenues.

Our gross margins for our license fees are significantly higher than our gross margins generated from the sale of our services. The cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties, which have typically fluctuated from 3% to 5% of the related revenues in recent years. The cost of services, consisting of the cost of providing maintenance, consulting and training, most of which are personnel costs, have fluctuated from 40% of the related revenues in the six months ended June 30, 1998 to approximately 43% of the related revenues in the six months ended June 30, 1999.

Our operating expenses have increased each year due to the growth of our business, although these expenses have generally fluctuated as a percent of revenues from year to year. The dollar increases in operating expenses are primarily due to an increase in personnel in our sales and marketing, product development and general and administrative functions.

As with many software companies, we experience seasonality in our business, with revenues generally higher in the fourth quarter of each year and lower in the first quarter of the following year. We believe that this trend is primarily the result of a tendency of customers to delay software purchases until the fourth quarter due to their annual budget. In addition, our third quarter is a relatively slow quarter due to the lower economic activity throughout Europe during the summer months.

In view of our significant growth in recent years, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

Results of Operations
The following table sets forth selected items from our consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      --------------------------       -------------------------
                                                          1999            1998            1999            1998
                                                      -----------     ----------       ----------    -----------
Revenues:
 License fees..................................           61.8%           63.6%           62.6%           65.5%
 Services......................................           38.2            36.4            37.4            34.5
                                                         -----           -----           -----           -----
   Total revenues..............................          100.0%          100.0%          100.0%          100.0%
                                                         =====           =====           =====           =====
Cost of revenues:
 License fees..................................            2.0             2.2             1.8             2.1
 Services......................................           15.4            14.1            16.0            14.0
                                                         -----           -----           -----           -----
   Total cost of revenues......................           17.4            16.3            17.8            16.1
                                                         -----           -----           -----           -----
Gross margin...................................           82.6            83.7            82.2            83.9
Operating expenses:
 Sales and marketing...........................           48.8            55.0            49.9            56.1
 Research and development......................           11.2            11.9            11.6            11.9
 General and administrative....................            8.6             9.0             8.6             9.1
                                                         -----           -----           -----           -----
   Total operating expenses....................           68.6            75.9            70.1            77.1
                                                         -----           -----           -----           -----
Income from operations.........................           14.0             7.8            12.1             6.8
Interest and other income, net.................            1.1             1.0             1.1             1.0
                                                         -----           -----           -----           -----
Income before provision for income taxes and
 minority interest.............................           15.1             8.8            13.2             7.8

Provision for income taxes.....................           (6.2)           (3.6)           (5.4)           (3.2)
Minority interest..............................            0.0            (0.2)            0.0            (0.1)
                                                         -----           -----           -----           -----
Net income.....................................            8.9%            5.0%            7.8%            4.5%
                                                         =====           =====           =====           =====

Gross margin (as a percentage of related
 revenues):
 License fees..................................           96.8%           96.5%           97.1%           96.8%
 Services......................................           59.8%           61.4%           57.2%           59.5%



The following table sets forth the percentage of our total revenues that is attributable to each of our geographic territories:

                                    Three Months Ended June 30,               Six Months Ended June 30,
                                                          Percent of Total Revenue
                                  ----------------------------------------------------------------------
                                     1999               1998                   1999               1998
                                     -----              ----                   ----               ----
Europe.......................        64.2%              64.7%                  64.5%              64.2%
North America................        30.0%              28.5%                  28.9%              27.2%
Rest of World................         5.8%               6.8%                   6.6%               8.6%
                                     ----               ----                   ----               ----
Total........................         100%               100%                   100%               100%
                                     ====               ====                   ====               ====

Note: Amounts in prior periods have been reclassified to reflect a change in management analysis of geographic territories.

Three and Six Months Ended June 30, 1999

     Revenues


Total revenues increased to $57.5 million for the three months ended June 30, 1999, up from $39.6 million in the prior year period, representing a period-over-period increase of $18.0 million or 45.2%. Total revenues increased to $107.1 million for the six months ended June 30, 1999, up from $74.1 million in the prior year period, representing a period over period increase of $33.0 million, or 44.4%. In each period presented, a majority of our total revenues was derived from license fees for BusinessObjects, WebIntelligence and related platforms. Our service revenues were comprised of revenues from maintenance, consulting services, and training activities related to licenses of BusinessObjects and WebIntelligence, and related platforms.

        . License Fees. Revenues from license fees were $35.5 million for the three months ended June 30, 1999 and $25.2 million for the prior year period, representing a period-over-period increase of $10.4 million or 41.2%. Revenues from license fees were $67.1 million for the six months ended June 30, 1999 and $48.6 million for the prior year period, representing a period-over-period increase of $18.5 million or 38.1%. The increase in license fees in all periods was primarily due to increased sales efforts for our software products, of which a majority of license fees consisted of licenses of BusinessObjects. Sales of the WebIntelligence version of our product have increased due to an increase in the use of the internet and market demand for internet products.

We anticipate that license fees, which represented approximately 61.8% and 63.6% of our total revenues for the three month periods ended June 30, 1999 and 1998, respectively, and approximately 62.6% and 65.6% of our total revenues for the six month periods ended June 30, 1999 and 1998, respectively, will continue to represent a majority of our revenue for the foreseeable future. The decrease in license fees as a percent of total revenues for the three and six month periods ended June 30, 1999 as compared to the three and six month periods ended June 30, 1998 was primarily due to increased customer demand for consulting and training services and an increase in our installed customer base, which resulted in an increase in maintenance revenues. It is expected that the percentage of total revenues derived from license fees will continue to decrease in the future as the growth in service revenues exceeds the rate of growth in license fees. In addition, we expect that the market penetration by, and the number of, our competitors will increase, and as a result, the rate of growth rate in our license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

        . Services. Revenues from services consist of maintenance, consulting and training revenues. Revenues from services totaled $22.0 million for the three months ended June 30, 1999, and $14.4 million for the prior year period, representing a period-over-period increase of approximately $7.6 million, or 52.9%. Revenues from services totaled $40.0 million for the six months ended June 30, 1999, and $25.5 million for the prior year period, representing a period-over-period increase of approximately $14.5 million, or 56.9%. The increase in revenues from services was due primarily to increases in consulting and training revenues, and from increases in maintenance revenues related to increases in our installed customer base and the renewal of support contracts. The growth in our training revenues is directly related to the growth in our license fees. Consulting revenues increased because of our emphasis in the 1999 period on enhancing consulting services to drive sales of licenses of our software products. We have been enhancing our consulting services because we believe that consulting services are important to our marketing efforts for our software products. As market penetration by, and the number of, competitors increase, the growth rate of our installed customer base and, consequently, the growth rate of our services revenues may not be as high as growth rates achieved in the past. We anticipate increasing our efforts to sell consulting, training and maintenance services, and expect that service revenues will continue to represent a significant portion of our total revenues.

     Cost of Revenues

        . Cost of License Fees. Cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties. Cost of license fees totaled $1.1 million for the three months ended June 30, 1999 compared to $900,000 in the prior year period, and $2.0 million for the six months ended June 30, 1999 compared to $1.6 million in the prior year period. Cost of license fees as a percent of license fee revenues decreased to approximately 3.2% for the three months ended June 30, 1999 from approximately 3.5% in the prior year period, and decreased to approximately 2.9% for the six months ended June 30, 1999 from approximately 3.2% in the prior year period. We expect our cost of license fees as a percentage of license fees to remain substantially consistent with the levels experienced in the six month periods ended June 30, 1999 and 1998 for the foreseeable future.

        . Cost of Services. Cost of services consists primarily of personnel costs associated with providing maintenance services, consulting and training. Cost of services totaled $8.9 million for the three months ended June 30, 1999 compared to $5.6 million in the prior year period, and totaled $17.1 million for the six months ended June 30, 1999 compared to $10.3 million in the prior year period. Cost of services as a percent of service revenues increased to 40.2% for the three months ended June 30, 1999 from 38.6% for the prior year period, and increased to 42.8% as a percent of service revenues for the six months ended June 30, 1999 from 40.5% for the prior year period. The increase in cost of services as a percent of the related revenues was primarily due to the change in mix of services provided, with consulting services, which have a higher cost relative to revenues than maintenance and training, representing an increasing portion of total service revenues. The increase in expenses in absolute dollars was primarily due to increases in headcount to support our service activities and, to a lesser extent, to the subcontracting of consulting and training activities.

     Operating Expenses


        . Sales and Marketing. Sales and marketing expenses consist primarily of salaries, related benefits and sales commissions as well as amounts paid for product promotion activities. Sales and marketing expenses totaled $28.1 million for the three months ended June 30, 1999 compared to $21.8 million in the prior year period, and totaled $53.5 million for the six months ended June 30, 1999 compared to $41.6 million in the prior year period. Sales and marketing expenses decreased as a percent of total revenues to 48.8% for the three months ended June 30, 1999 from 55.0% for the comparable prior year period and decreased to 49.9% as a percent of total revenues for the six months ended June 30, 1999 from 56.1% for the comparable prior year period. The decrease in sales and marketing expenses as a percent of total revenues for the three and six months ended June 30, 1999 was primarily due to revenues growing at a faster rate than spending on sales and marketing activities and increased operational efficiencies in the field sales organization. The increase in sales and marketing expenses in absolute dollars for both periods is attributable to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

Research and Development. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and other costs. Research and development expenses totaled $6.4 million for the three months ended June 30, 1999 compared to $4.7 million in the prior year period, and totaled $12.4 million for the six months ended June 30, 1999 compared to $8.8 million in the prior year period. Research and development expenses decreased as a percent of total revenues to approximately 11.2% for the three months ended June 30, 1999 from 11.9% for the comparable prior year period, and decreased to 11.6% as a percent of total revenues for the six months ended June 30, 1999 from 11.9% for the comparable prior year period. The increase in absolute dollars in research and development expenses to the three and six months ended June 30, 1999 from the comparable prior year period is due to increased staffing and associated support required to expand and enhance our product line. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

We capitalize eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on our development process, technological feasibility is generally established
upon completion of a working model.   Research and development costs prior to
the establishment of technological feasibility are expensed as incurred.
Because the period between achievement of technological feasibility and the general release of our products has been of relatively short duration, costs qualifying for capitalization were insignificant during the three and six months ended June 30, 1999. There were no capitalized software development costs at June 30, 1999.

        . General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, and amortization of goodwill arising from the acquisition of companies and ownership interest in subsidiaries. General and administrative expenses totaled $5.0 million for the three months ended June 30, 1999 compared to $3.6 million in the prior year period, and totaled $9.2 million for the six months ended June 30, 1999 compared to $6.8 million in the prior year period. General and administrative expenses decreased as a percent of total revenues to 8.6% for the three months ended June 30, 1999 from 9.0% for the comparable prior year period, and decreased to 8.5% as a percent of total revenues for the six months ended June 30, 1999 from 9.1% for the comparable prior year period. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses and operational efficiencies. The increase in general and administrative expenses in absolute dollars is primarily due to increased amortization of goodwill and increases in staffing to support our growth. Goodwill amortization expense is included in general and administrative expenses and totaled $770,000 and $308,000 for the three months ended June 30, 1999 and 1998, respectively, and totaled $1,252,000 and $618,000 for the six months ended June 30, 1999 and 1998, respectively. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

Interest and Other Income, Net

Interest and other income, net totaled $645,000 for the three months ended June 30, 1999 compared to $398,000 in the prior year period, and totaled $1,216,000 for the six months ended June 30, 1999 compared to $785,000 in the prior year period. Increases in the three and six month periods were primarily due to the increased interest income resulting from the increase in cash, cash equivalents and short-term investments and the investment of a greater percentage of our cash balances in 1999 as compared to 1998. Cash, cash equivalents and short-term investments increased to $79.0 million at June 30, 1999 from $53.6 million at June 30, 1998. Net foreign currency exchange losses totaled $44,000 for the three months ended June 30, 1999 versus $64,000 for the comparable prior year period. Net foreign currency exchange gains totaled $25,000 for the six months ended June 30, 1999 versus $29,000 for the comparable prior year period.

Income Taxes

The provision for income taxes totaled $3.6 million for the three months ended June 30, 1999 compared to $1.4 million in the prior year period, and totaled $5.8 million for the six months ended June 30, 1999 compared to $2.4 million in the prior year period. This represents an effective income tax rate of 41% for all periods presented. The increase in income taxes in dollars for all periods presented was due to the increased pretax income.

Liquidity and Capital Resources

As of June 30, 1999, we had cash, cash equivalents and short-term investments of $79.0 million, an increase of $7.3 million from December 31, 1998. We generated cash from operations of $21.0 million for the six months ended June 30, 1999, as compared to $18.0 million for the comparable period in 1998. Net cash generated in 1999 resulted primarily from increases in net income and non-cash charges for depreciation and amortization, deferred revenue and other current liabilities, partially offset by increases in accounts receivable and other assets.

Our investing activities for the six months ended June 30, 1999 consisted primarily of the acquisition of 100% of the outstanding shares of Prophecy, including direct transaction costs, for $3.1 million in cash plus notes payable totaling $3.0 million, the purchase of the remaining 20% of the outstanding shares of our Italian distributor for $1.0 million, the purchase of a 9.5% interest in our Norwegian distributor for $864,000 and expenditures for fixed assets of $3.7 million. We had no significant capital commitments at June 30, 1999.

Our financing activities resulted primarily from the issuance of shares under employee stock option and stock purchase plans totaling $4.6 million, offset by the repurchase of treasury shares totaling $4.6 million.

In October 1998, the Board of Directors approved the implementation of a share repurchase program whereby we may repurchase up to 1,000,000 of our ordinary shares or ADSs.

In May 1999 we repurchased on the Nasdaq National Market a total of 191,500 of our shares for an aggregate purchase price of $4.6 million. In compliance with French law the shares will be used for distribution under our employee stock option and stock purchase plans.

We believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for the foreseeable future.

Year 2000 Compliance
Many computer programs define references to applicable years by using two digits rather than four. As a result, many computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations that disrupt our operations. For example, computer systems failures resulting from improper date references may temporarily disrupt our ability to process transactions, send invoices, or engage in similar normal business activities. We have initiatives underway to evaluate the potential impact of Year 2000 issues relating to our products, our internal information and management systems and the third parties with whom we do business.

Products
We have developed our current core software and platforms, BusinessObjects and WebIntelligence, to comply with the Year 2000 Conformity Requirements developed by the British Standards Institute. We have conducted testing on our BusinessObjects and WebIntelligence software. Although we believe our software to be compliant under most customer environments, we have identified a limitation--for the specific customer operation of importing and exporting data in certain file formats--which is due to the regional setting of the user's environment and can be changed by the user. This limitation is only present in version 4.1.6 and earlier versions of our software BUSINESSOBJECTS, and version
2.0.1 and earlier versions of our platform WEBINTELLIGENCE. We believe this limitation is applicable to a limited number of customer environments. We have developed a workaround for this limitation that can easily be implemented by the customer. We are in the process of developing a patch to correct this issue, which we expect will be available later in 1999.

Because our products are used in conjunction with underlying operating systems, and database, middleware and other software programs, they are necessarily subject to the limitations, including Year 2000 related limitations of third party software. In order to minimize potential Year 2000 compliance issues, we recommend to our customers that they use our current software in conjunction with the most current releases of any third party software. As new versions of the third party software used by our customers become available, we intend to continue to design and test our software as used with the respective third party software against the British Standards Institute definition of Year 2000 Conformity Requirements. However, because we are dependent upon our customers' use of third party software in connection with their use of our software, we cannot assure you that the implementation of our software will not be affected in the future by Year 2000 issues related to modification or revisions in the respective third party software.

Furthermore, some of our customers continue to operate older versions of our products that may experience problems associated with the Year 2000 issues. We have been encouraging these customers to migrate to current versions of our software, but some of them may not do so prior to January 1, 2000.

Internal Systems
We are currently using a four step process to address the Year 2000 issues associated with our internal management information systems: assessment, remediation, testing and implementation.

We have completed the assessment phase for our key information technology systems and are in the process of evaluating our non-information technology systems. The assessment phase of our information technology systems indicated that some of our critical information technology systems may not be Year 2000 compliant. We are reviewing corrective actions, implementing corrections to and developing contingency plans for our critical information technology systems, and have retained external consultants to assist in this process.

Third Parties
We have completed the assessment phase with respect to the key suppliers and vendors that provide us with products, services, and systems, as well as others with whom we transact business on a local and worldwide basis. We are evaluating the ability of key indirect sales channel partners such as system integrators, value-added resellers and consultants, to supply Year 2000 compliant products and services and to maintain continuous operations. We have found that some of these third parties offer products or services, or operate business systems, that may expose us to Year 2000 problems.

We are also conducting an assessment of non-information technology vendor products and services and have found that some of our counterparts in these areas are not Year 2000 compliant. In particular, some of the suppliers that provide us with non-information technology products, services and systems continue to operate systems or offer products that may experience problems associated with the Year 2000.

We are working with these third parties to determine what approaches, if any, they are proposing to address their Year 2000 issues, and we are developing contingency plans as appropriate.

Remediation
We are developing contingency plans to remediate, to the extent possible, any Year 2000 deficiencies, and we have retained external consultants to assist us in this process. We believe that the need for contingency plans must be evaluated on a case-by-case basis, and will vary considerably in nature depending on the Year 2000 issue involved.

We expect to complete our Year 2000 remediation, testing and implementation processes by the end of 1999, and to incur no more than $500,000 in connection with the entire process. However, if we are unable to successfully complete this process before the end of 1999, both our day-to-day business operations and operating results could be significantly adversely affected. Furthermore, other factors relating to the Year 2000, including litigation, may seriously affect our business, financial condition and operating results.

Risk Factors

  Statements contained in this Management's Discussion and Financial Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q include forward looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

We target our products to one market and if sales of our products in this market decline, our operating results will be seriously harmed.
We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer.

Our quarterly operating results are subject to fluctuations, which may affect our stock price.
Historically, our quarterly operating results have varied substantially from quarter to quarter, and we anticipate this pattern to continue. This is principally because our license fees are variable from quarter to quarter, while a high percentage of our operating expenses are relatively fixed, and are based on anticipated levels of revenues. In addition, we expect our expenses to increase as our business grows. If revenues earned in any particular quarter fall short of anticipated revenue levels, our quarterly operating results would be significantly harmed.

While the variability of our license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

        . We typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather then evenly throughout the quarter.

        . Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in the first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months.

        . Customers may delay purchasing decisions in anticipation of our new products or product enhancements or platforms or announced pricing changes by us or our competitors.

        . We partly depend on large orders which may take several months to finalize. A delay in finalizing a large order may result in the realization of license fees being postponed from one quarter to the next.

        . Our revenues are also sensitive to the timing of our competitors' offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.


As a result of the above, quarter to quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Our stock price is susceptible to our operating results and to stock market fluctuations.
In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our shares may fall. In addition, the stock markets in the United States have experienced significant price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. These market fluctuations could affect our stock price.

Our software may have defects and errors, which may lead to a loss of revenue or product liability claims.
BusinessObjects and its platform for internet-based installations, WebIntelligence, are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. For example, when BusinessObjects 4.0 was first introduced in 1996, it would not run on Windows 3.1, and we had to rework a portion of the product to enable it to do so. The revised version then took significantly longer than expected to achieve operational stability, and contained a number of "bugs" resulting from the significant rewriting and rearchitecting of the product. We resolved these problems by the end of 1996, but our operating results for 1996 were severely affected.

Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements, including BusinessObjects 5.0 and WebIntelligence 2.5, which were recently launched in the United States, until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

        .      potential customers may delay or forego purchases;

        .      our reputation in the marketplace may be damaged;

        .      we may incur additional service and warranty costs; and

        . we may have to divert additional development resources to correct the defects and errors.

     If any or all of the foregoing occur, we may lose revenues or incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

The protection of our intellectual property is crucial to our business, and if third parties use our intellectual property without our consent, it could damage our business.

Our success depends in part on our ability to protect our proprietary rights in our intellectual property. Despite the precautions we take to protect these rights, unauthorized third parties could copy aspects of our current or future software and platforms or obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as in the United States or France.

In addition, although our name, together with our logo, is registered as a trademark in France, the United States, and a number of other countries, we may have difficulty asserting our ownership rights in the name "Business Objects" as some jurisdictions consider the name "Business Objects" to be generic or descriptive in nature. As a result, we may be unable to effectively police unauthorized use of our name or otherwise prevent the name of our software products from becoming a part of the public domain.

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we currently have one patent issued in the United States relating to a "Relational Database Access System Using Semantically Dynamic Objects," and we are currently litigating a patent infringement claim against Brio Technology, Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

We do not believe that our products infringe upon the proprietary rights of any third parties. However, in July 1999, Brio Technology, Inc. filed an action alleging that we infringe one of its patents by selling our reporting functionality. Although we believe this lawsuit is without merit, we will have to devote management and financial resources in resolving this claim, and we may ultimately have to incur damages, settlement costs, penalties and the like if this claim is resolved in Brio Technology's favor.

Further, other third parties may in the future make claims that our product infringes their technology. We cannot assure you that third parties will never make these types of claims. We believe that software products offered in our target markets increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap.

The potential affects on our business operations resulting from the Brio Technology infringement action and any other third party infringement claim that may be filed against us in the future include the following:

        .      we could be forced to cease selling our products;

        . we would be forced to commit management resources to resolve the claim;

        . we may incur substantial litigation costs in defense of the claim;

        .      we may be required to indemnify our customers;

        . we may have to expend significant development resources to redesign our products as a result of these claims; and

        . we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us, and these agreements may contain terms that are unfavorable to us.

The loss of our rights to use software licensed to us by third parties could harm our business.
In order to provide a complete product suite, we occasionally license software from third parties, and sub-license this software to our customers. In addition, to a limited extent, we license software programs from third parties and incorporate these programs into our own software products. By utilizing third party software in our business we incur risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology which may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We may not be able to obtain and maintain licensing rights to needed technology on commercially reasonable terms, which would harm our business and operating results.

Failure of our products or computer systems, or those of our customers, suppliers or vendors, to recognize the Year 2000 could disrupt the operation of our business.
We have developed our current core software tools, BusinessObjects and WebIntelligence, to comply with the Year 2000 Conformity Requirements developed by the British Standards Institute. However, because we are dependent upon our customers' use of third party software in connection with their use of our software, the implementation of our products and platforms may be affected by Year 2000 issues related to modifications or revisions in the respective third party software. We may face claims based on Year 2000 issues arising from the integration and operation of our products within an enterprise system. For example, we have identified a limitation for a specific customer operation--the importing and exporting of data in certain file formats--which is due to the regional setting of the user's environment and can be changed by the user. This limitation is only present in version 4.1.6 and earlier versions of our software BUSINESSOBJECTS, and version 2.0.1 and earlier versions of our platform WEBINTELLIGENCE. Although we believe this limitation is applicable to a limited number of customer operations, we may in the future discover additional customer operations that are affected by this limitation or other limitations, which may require us to use significant resources to correct.

Furthermore, some of our customers continue to operate older versions of our products that may experience problems associated with Year 2000 issues. We have been encouraging these customers to migrate to current versions of our software, but some of them may not do so prior to January 1, 2000.

In addition, some of our suppliers and vendors may experience problems associated with Year 2000 issues. If any of these third parties cannot provide us on a timely basis with products, services or systems that have been modified to operate in the Year 2000 and beyond, our business may be disrupted and our operations may suffer.

Some of our key indirect sales channel partners, such as systems integrators, value-added resellers and consultants, may also experience Year 2000 problems and may be unable to supply their customers with Year 2000 compliant products and services, or provide continuous operations. If any of these key indirect sales channel partners cannot provide their customers with Year 2000 compliant products and services, or if their operations suffer interruption, our business may be disrupted and our operations may suffer.

We may also experience reduced sales of our products and services as existing and potential customers reduce their systems budgets due to increased expenditures on their own Year 2000 compliance efforts. In addition, during the remainder of 1999, our existing or potential customers may choose to defer new software or services purchases until after January 1, 2000 to avoid the possibility of introducing any new Year 2000 issues into their systems.

Our executive officers and key personnel are critical to our business; we may not be able to recruit and retain the personnel we need to succeed.
Our success depends to a significant extent upon a number of key management and technical personnel, including Bernard Liautaud, our chief executive officer and co-founder, the loss of whom could adversely affect our business. The loss of the services of other key personnel or our inability to attract and retain highly skilled technical, management, sales and marketing personnel could also harm our business. Competition for such personnel in the computer software industry is intense, and we may be unable to successfully attract and retain such personnel.

We may have difficulty managing our growth.
Our business has grown rapidly in recent years. If we continue to grow at the same pace, this growth may place a significant strain on our management and operations. Our future operating results depend in part on the ability of our officers and key employees to continue to implement and improve our operational and financial control systems and to hire, expand, train and manage our employees. If we are unable to manage our growth effectively, our financial condition and operating results could suffer.

We have multinational operations that are subject to risks inherent in international operations, including currency exchange rate fluctuations.
Because we conduct our business throughout the world, we are subject to a number of risks inherent in international operations, including compliance with various foreign laws, regulations and tax structures, and longer accounts receivable payment cycles outside of the United States. In particular, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future.
As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to reduce these fluctuations with respect to our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. As of June 30, 1999, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

Risks related to our industry

Our markets are highly competitive and competition could harm our ability to sell products and services and reduce our market share.
Competition could seriously harm our ability to sell software and services at prices and terms favorable to us. If we cannot compete effectively, we may lose market share. Some of our competitors have been in business longer than us and have significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors enjoy greater name recognition and a larger installed customer base than we do. Moreover, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well-established relationships with some of our existing and targeted customers.

In the future, any of our competitors could introduce products with more features at lower prices. Some of these companies could also bundle existing or new products, with other more established products that they offer, and compete more effectively against our products. Some of these competitors have already, or may in the future, provide their products or components of their products to customers at no cost to the customer to gain market share. Because our products are specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products. Furthermore, other companies larger than us could enter the market through internal expansion or by strategically aligning themselves with one of our current competitors and provide products that cost less than our products. We believe that the business intelligence software tools market will continue to grow and develop, and that more and more large companies may find it a desirable market in which to compete. To the extent that we are unable to effectively compete against our current and future competitors, as a result of some or all of the factors stated above, our financial condition and operating results would suffer.

The software markets that we target are subject to rapid technological change and new product introductions.
The market for business intelligence software tools is characterized by:

        .      rapid technological advances;

        .      changes in customer requirements; and

        .      frequent new product introductions and enhancements.

To be successful, we must develop new products, platforms and enhancements to our existing products that keep pace with technological developments, changing industry standards and the increasingly sophisticated requirements of our customers. If we are unable to respond quickly and successfully to these developments and changes, we may lose our competitive position. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Our customers may defer or forego purchases of our existing products if we do not adequately time the introduction or the announcement of new products or enhancement to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements. Any of these factors could severely harm our business, financial condition and operating results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

As of June 30, 1999, all of our investments were classified as cash equivalents with maturities at the date of purchase of less than three months. The principal portion of the investments are not subject to interest rate risk, however declines in interest rates over time will reduce our interest income.

We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to alleviate these fluctuations with respect to most of our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of June 30, 1999, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

                                    PART II.
                               OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


a) An ordinary and extraordinary annual general meeting was held on May 4, 1999.

b) Directors whose term of office as a director continued after the meeting:
   Bernard Liautaud, Bernard Charles, Philippe Claude, Albert Eisenstat, Arnold Silverman, Vincent Worms

c) Matters voted upon at the meeting:

   1) To approve the financial statements of Business Objects S.A. for the year ended December 31, 1998;
        For:               17,459,797
        Against:           150
        Abstained:         0

     2) To allocate the profits of the year ended December 31, 1998;
        For:               17,456,917
        Against:           3,030
        Abstained:         0

     3) To renew the term of office of Mr. Vincent Worms as Director;
        For:               17,389,046
        Against:           70,901
        Abstained:         0

     4) To increase the amount of directors' fees to be paid to members of the Board of Directors;
        For:               17,426,365
        Against:           33,582
        Abstained:         0

     5) To broaden the Board of Directors' authority to implement a stock repurchase program, in the event the Company's shares are admitted for trading on a French stock exchange; and
        For:               17,454,847
        Against:           5,100
        Abstained:         0

     6) To approve the statutory auditors' report regarding transactions by the Company in which Directors have an interest.
        For:               17,455,672
        Against:           4,275
        Abstained:         0

     7) To authorize the Board of Directors to convert the share capital of the Company from the French franc to the Euro;

        For:               17,456,897
        Against:           3,050
        Abstained:         0

     8) To approve the 1999 Stock Option Plan and to authorize 875,000 shares reserved for issuance thereunder;
        For:               17,144,051
        Against:           315,896
        Abstained:         0

     9) To re-affirm the price setting conditions of shares reserved for issuance under the Employee Savings Plan;
        For:               17,456,822
        Against:           3,125
        Abstained:         0

    10) To reserve 90,000 shares for issuance under the Employee Savings Plan;
        For:               17,456,547
        Against:           3,400
        Abstained:         0

    11) To re-affirm the price setting conditions of shares reserved for issuance under the 1995 International Employee Stock Purchase Plan;
        For:               17,456,347
        Against:           3,600
        Abstained:         0

    12) To reserve 260,000 shares for issuance under the 1995 International Employee Stock Purchase Plan;
        For:               17,452,347
        Against:           7,600
        Abstained:         0

    13) To amend articles 7, 8 and 18 of the charter document, or Statuts, of the Company, in the event the Company's shares are admitted for trading on a French stock exchange;
        For:               17,146,264
        Against:           313,683
        Abstained:         0

    14) To authorize capital increases in the event of a tender or exchange offer for securities of the Company;
        For:               13,531,337
        Against:           3,928,610
        Abstained:         0

    15) To authorize capital reductions by cancellation of treasury shares of the Company, in the event the Company's shares are admitted for trading on a French stock exchange;
        For:               17,455,972
        Against:           3,975

        Abstained:         0

    16) To authorize capital increases by incorporation of issue or contribution premiums, reserves and profits; and
        For:               17,455,297
        Against:           4,650
        Abstained:         0

    17) To authorize the issuance, without payment, of warrants to purchase 15,000 shares to Mr. Worms.
        For:               17,437,269
        Against:           22,678
        Abstained:         0

Item 6. Exhibits and Current Reports on Form 8-K

       a)  Exhibits
           27.1  Financial Data Schedule

       b)  Reports on Form 8-K
           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Business Objects S.A.

Date:  August 13, 1999              By:     /s/ Bernard Liautaud
                                       -------------------------------
                                                Bernard Liautaud
                                            Chief Executive Officer


Date:  August 13, 1999              By:     /s/ Clifton T. Weatherford
                                       -------------------------------------
                                             Clifton T. Weatherford
                                             Chief Financial Officer