Form 10-Q
period 1999-09-30
BUSINESS OBJECTS SA
filed 1999-11-15
CIK 928753

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

                                      or

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

                          Yes  X          No _______
                              ---

The number of outstanding shares of each of the issuer's classes of capital or common stock as of October 29, 1999 was 18,266,219 Ordinary Shares of 1 French franc nominal value. This includes 191,500 of treasury shares and 17,275,453 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

================================================================================

                             Business Objects S.A.
                               Table of Contents


PART I.  FINANCIAL INFORMATION                                                                         Page
                                                                                                      Number
Item 1.  Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at
         September 30, 1999 and December 31, 1998                                                        3

         Condensed Consolidated Statements of Income for the
         three months ended September 30, 1999 and 1998 and the
         nine months ended September 30, 1999 and 1998                                                   4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1999 and 1998                                                   5

         Notes to Condensed Consolidated Financial Statements                                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk                                                                                           24


PART II. OTHER INFORMATION                                                                              25

Item 1.  Legal Proceedings                                                                              25

Item 6.  Exhibits and current reports on Form 8-K                                                       25

         Signatures                                                                                     26

                             BUSINESS OBJECTS S.A.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per ordinary share amounts)


                                                                          September 30, 1999           December 31, 1998
                                                                          ------------------           -----------------
                                                                              (Unaudited)                    (Note)
ASSETS
Current assets:
Cash and cash equivalents                                                   $        93,863              $       71,713
Accounts receivable, net                                                             40,579                      42,236
Other current assets                                                                 11,784                       7,993
                                                                            ---------------              --------------
     Total current assets                                                           146,226                     121,942


Property and equipment, net                                                          13,695                      13,804
Goodwill, net                                                                         5,583                       1,460
Deposits and other assets                                                             1,961                         879
                                                                            ---------------              --------------
     Total assets                                                           $       167,465              $      138,085
                                                                            ===============              ==============


LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable                                                            $        10,899              $       10,439
Accrued payroll and related expenses                                                 17,556                      16,597
Deferred revenue                                                                     27,802                      21,684
Other current liabilities                                                            27,797                      22,118
                                                                            ---------------              --------------
     Total current liabilities                                                       84,054                      70,838

Notes Payable                                                                         1,000                         -

Shareholders' equity
Ordinary shares, FRF1 nominal value ($0.16 U.S. as of September 30, 1999):
Authorized 37,452 at September 30, 1999 and 36,243 at December 31, 1998;
Issued and outstanding 18,151 at September 30, 1999 and
17,255 at December 31, 1998.                                                          3,311                       3,166
Treasury stock, 192 shares at September 30, 1999                                     (4,611)                        -
Additional paid-in capital                                                           46,988                      38,705
Retained earnings                                                                    42,639                      28,394
Accumulated other comprehensive income                                               (5,916)                     (3,018)
                                                                            ---------------              --------------
Total shareholders' equity                                                           82,411                      67,247
                                                                            ---------------              --------------
Total liabilities and shareholders' equity                                  $       167,465              $      138,085
                                                                            ===============              ==============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per ADS and per ordinary share data: unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                                 1999       1998             1999      1998
                                                              --------    --------         --------   --------
Revenues:
  License fees                                                $ 37,302    $ 26,232         $104,369   $ 74,811
  Services                                                      22,464      15,025           62,448     40,563
                                                              --------    --------         --------   --------
    Total revenues                                              59,766      41,257          166,817    115,374

Cost of revenues:
  License fees                                                   1,232         781            3,188      2,357
  Services                                                       8,995       6,253           26,122     16,602
                                                              --------    --------         --------   --------
     Total cost of revenues                                     10,227       7,034           29,310     18,959
                                                              --------    --------         --------   --------
Gross margin                                                    49,539      34,223          137,507     96,415
Operating expenses:
  Sales and marketing                                           28,668      22,214           82,122     63,778
  Research and development                                       6,500       4,956           18,922     13,787
  General and administrative                                     4,915       3,692           14,067     10,460
                                                              --------    --------         --------   --------
    Total operating expenses                                    40,083      30,862          115,111     88,025
                                                              --------    --------         --------   --------
Income from operations                                           9,456       3,361           22,396      8,390
Interest and other income, net                                     533         618            1,749      1,403
                                                              --------    --------         --------   --------
Income before provison for income
  taxes and minority interest                                    9,989       3,979           24,145      9,793
Provision for income taxes                                      (4,096)     (1,631)          (9,900)    (4,011)
Minority interest                                                    -         (40)               -       (114)
                                                              --------    --------         --------   --------
Net income                                                    $  5,893    $  2,308         $ 14,245   $  5,668
                                                              ========    ========         ========   ========

Net income per ADS and per share - basic                      $   0.33    $   0.14         $   0.80   $   0.34
                                                              ========    ========         ========   ========

ADS and shares used in computing net
  income per ADS and per share - basic                          18,007      16,975           17,727     16,903
                                                              ========    ========         ========   ========

Net income per ADS and per share - diluted                    $   0.30    $   0.13         $   0.74   $   0.32
                                                              ========    ========         ========   ========

ADS and shares and common share equivalents used in
  computing net income per ADS and per share - diluted          19,719      17,624           19,305     17,661
                                                              ========    ========         ========   ========

See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           1999         1998
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  14,245    $   5,668
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                           5,213        3,904
     Amortization of goodwill                                               2,060          930
     Deferred income taxes                                                    183          -
     Changes in operating assets and liabilities:
        Accounts receivable                                                   581        3,306
        Other assets                                                       (3,911)      (1,491)
        Accounts payable                                                    1,045        2,112
        Accrued payroll and related expenses                                2,742        4,837
        Deferred revenue                                                    6,518        1,459
        Other current liabilities                                           2,534        5,247
                                                                        ---------    ---------
Net cash provided by operating activities                                  31,210       25,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (5,654)      (4,738)
Business acquisitions, net of cash acquired                                (4,627)        (982)
Purchases of short-term investments                                           -        (72,518)
Proceeds from sales of short-term investments                                 -         49,741
                                                                        ---------    ---------
Net cash used for investing activities                                    (10,281)     (28,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                               -            (16)
Issuance of ordinary shares                                                 8,428        2,305
Purchase of treasury shares                                                (4,611)         -
                                                                        ---------    ---------
Net cash provided by financing activities                                   3,817        2,289
Effect of foreign exchange rate changes on cash and
     cash equivalents                                                      (2,596)       1,640
                                                                        ---------    ---------
Net increase in cash and cash equivalents                                  22,150        1,404
Cash and cash equivalents at the beginning of the period                   71,713       36,508
                                                                        ---------    ---------
Cash and cash equivalents at the end of the period                      $  93,863    $  37,912
                                                                        =========    =========

See accompanying notes to Condensed Consolidated Financial Statements.

                             Business Objects S.A.
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1999

1.  Basis of Presentation

    The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 1998.

2.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.  Accounts Receivable

    Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $1,770,000 at September 30, 1999 and $1,672,000 at December 31, 1998.

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

    The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                     1999        1998            1999        1998
                                                  ----------  ----------      ----------  ----------
Net Income......................................     $ 5,893     $ 2,308         $14,245     $ 5,668
                                                     =======     =======         =======     =======
Basic - Weighted average ADSs and shares
outstanding.....................................      18,007      16,975          17,727      16,903
                                                     -------     -------         -------     -------
Incremental ordinary shares attributable to
shares issuable under employee stock plans and
warrants........................................       1,712         649           1,578         758
                                                     -------     -------         -------     -------
Diluted - Weighted average ADSs and shares
outstanding.....................................      19,719      17,624          19,305      17,661
                                                     =======     =======         =======     =======
Basic net income per ADS and per share..........     $  0.33     $  0.14         $  0.80     $  0.34
                                                     =======     =======         =======     =======
Diluted net income per ADS and per share........     $  0.30     $  0.13         $  0.74     $  0.32
                                                     =======     =======         =======     =======

6.  Comprehensive Income

    We had total comprehensive income of $8,676,000 and $11,347,000 for the three and nine month periods ended September 30, 1999, respectively, and total comprehensive income of $5,560,000 and $8,078,000 for the three and nine month periods ended September 30, 1998, respectively. The difference between total comprehensive income and net income is caused by the change in the cumulative translation adjustment account during the three and nine month periods ended September 30, 1999 and 1998, respectively.

7.  Acquisitions and Related Notes Payable

    During April 1999 we acquired all the outstanding shares in Prophecy Holding B.V., the sole shareholder of Prophecy Automatisering B.V. ("Prophecy"), a Dutch consulting firm predominately focused on decision support solutions as they relate to packaged applications. The aggregate purchase price, including direct acquisition costs, was $3,075,000 in cash plus notes payable totaling $3,000,000. The notes are payable in two installments, with $2,000,000 payable in April 2000 and the remaining $1,000,000 payable in April 2001, subject to certain contingencies relating to continuing employment of the principals of Prophecy. $5,278,000 of the purchase price has been allocated to goodwill and is being amortized over a five year period that began in April 1999. We have accounted for the acquisition of Prophecy using the purchase method, and have included its operating results in our consolidated operating results from the date of acquisition.

    During March 1999, we exercised our option to acquire the remaining 20% of the outstanding shares of our Italian distributor in exchange for $1,024,000 in cash. The cost of the additional shares has been fully allocated to goodwill, and is being amortized over a three-year period that began in April 1997, the date of the initial investment.

    During March 1999, we purchased 9.5% of the outstanding shares of our Norwegian distributor, Component Software Nordic A.S., in exchange for $864,000 in cash. This investment has been accounted for under the cost method of accounting.

8.  Introduction of the European Economic and Monetary Union (EMU)

    On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their sovereign currencies and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and will be available for non-cash transactions. We expended resources, reviewed and modified pricing policies in the new economic environment, analyzed the legal and contractual implications for contracts, evaluated system capabilities, and ensured that banking vendors support our operations in Euro-related transactions. We have modified our business operations and systems to accommodate the Euro conversion, and as of September 30, 1999, the cost of these modifications is nominal and has not significantly affected our operating results.

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

10. Litigation Settlement

    During September 1999, we settled our patent litigation with Brio Technology ("Brio") involving our United States patent number 5,555,703 entitled "Relational Database Access System Using Semantically Dynamic Objects". Under the confidential agreement Brio acknowledges the validity of our patent and Brio will pay an undisclosed sum of money to us for rights to use the patent. We will recognize the gains under the settlement under the cost recovery method of accounting. In addition, Brio will dismiss its pending lawsuit against us alleging infringement of Brio's US patent number 5,915,257.

11. Subsequent Events

    In October 1999, we acquired all the outstanding shares of Next Action Technology, Ltd. ("NAT"), a UK-based developer of set-based analysis technology for customer selection and segmentation applications, in exchange for approximately $8.0 million in cash and notes payable. The total goodwill and intangible assets of $8.0 million will be amortized over the estimated useful life ranging to five years beginning in the fourth quarter of 1999. The acquisition will be accounted for using the purchase method of accounting.

    In November 1999, we completed a public offering of 1,035,000 of our ordinary shares in France and other European countries with net proceeds to us of approximately 68.7 million Euros, or approximately $72.0 million. A registration statement under the Securities Act of 1933, as amended, was filed with the U.S. Securities and Exchange Commission and a prospectus under French law was filed with the Commissions des Operations de Bourse in connection with the offering. As a result of the offering, our ordinary shares became listed on the Premier Marche of the ParisBourse(SBF).

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

Overview

Business Objects develops, markets, and supports a broad family of business intelligence software tools. We introduced our core software, BusinessObjects, in 1990. BusinessObjects operates using a client/server architecture, runs on Windows 95 and Windows NT operating systems, and is interoperable with most major databases. We introduced our platform for internet installations, WebIntelligence, in 1997. WebIntelligence provides some of the same functionality as BusinessObjects, but operates using an internet-based architecture, runs in Windows NT and is accessible through most major Internet browsers and most desktop platforms.

We derive our revenues from license fees and from charges for services, consisting of post-sale customer support, consulting and training services. We generally recognize software license fees upon delivery of the software product to the end user. We recognize revenues from our customer support services on a straight-line basis over the period during which we provide the support services. We recognize consulting and training service revenues as the services are provided. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

Our revenues have increased over each of the periods presented, reflecting increased sales of licenses of our business intelligence tools and related services. We believe that with the continuing proliferation of the Internet and the increasing acceptance of performing business functions over the Internet, revenues from our WebIntelligence version of our product should represent an increasing portion of our licensing revenues.

Our gross margins for our license revenues are significantly higher than our gross margins generated from the sale of our services. The cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties, have fluctuated from 3.3% to 3.0% of the related revenues in the three and nine month periods ended September 30, 1999 and 1998, respectively. The cost of services, consisting of the cost of providing maintenance, consulting and training, most of which are personnel costs, have fluctuated from 40.0% to 41.8% of the related revenues in the three and nine month periods ended September 30, 1999 and 1998 as a result of service mix changes.

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

Results of Operations
The following table sets forth selected items from our consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                    ----------------------          ----------------------
                                                      1999          1998              1999          1998
                                                    --------      --------          --------      --------
Revenues:
 License fees..................................       62.4%         63.6%              62.6%        64.8%
 Services......................................       37.6          36.4               37.4         35.2
                                                     -----         -----              -----        -----
   Total revenues..............................      100.0%        100.0%             100.0%       100.0%
                                                     =====         =====              =====        =====
Cost of revenues:
 License fees..................................        2.1           1.9                1.9          2.0
 Services......................................       15.0          15.2               15.7         14.4
                                                     -----         -----              -----        -----
   Total cost of revenues......................       17.1          17.1               17.6         16.4
                                                     -----         -----              -----        -----
Gross margin...................................       82.9          82.9               82.4         83.6
Operating expenses:
 Sales and marketing...........................       48.0          53.8               49.2         55.3
 Research and development......................       10.9          12.0               11.3         11.9
 General and administrative....................        8.2           8.9                8.5          9.1
                                                     -----         -----              -----        -----
   Total operating expenses....................       67.1          74.7               69.0         76.3
                                                     -----         -----              -----        -----
Income from operations.........................       15.8           8.2               13.4          7.3
Interest and other income, net.................        0.9           1.5                1.0          1.2
                                                     -----         -----              -----        -----
Income before provision for income taxes and
 minority interest.............................       16.7           9.7               14.4          8.5
Provision for income taxes.....................       (6.9)         (4.0)              (5.9)        (3.5)
Minority interest..............................        0.0          (0.1)               0.0         (0.1)
                                                     -----         -----              -----        -----
Net income.....................................        9.8%          5.6%               8.5%         4.9%
                                                     =====         =====              =====        =====

Gross margin (as a percentage of related
 revenues):
 License fees..................................       96.7%         97.0%              96.9%        96.8%
 Services......................................       60.0%         58.4%              58.2%        59.1%


The following table sets forth the percentage of our total revenues that is attributable to each of our geographic territories:

                                Three Months Ended             Nine Months Ended
                                  September 30,                  September 30,
                                           Percent of Total Revenue
                              -----------------------------------------------------
                                      1999        1998         1999          1998
                                      ----        ----         ----          ----
Europe.......................         59.4%       61.9%        62.7%         63.4%
North America................         32.4%       30.2%        30.1%         28.3%
Rest of World................          8.2%        7.9%         7.2%          8.3%
                                      -----       -----        -----         -----
Total........................          100%        100%         100%          100%
                                      =====       =====        =====         =====

Note: Amounts in prior periods have been restated to reflect the change in management analysis of geographic territories.

Three and Nine Months Ended September 30, 1999

     Revenues


Total revenues increased to $59.8 million for the three months ended September 30, 1999, up from $41.3 million in the comparable prior year period, representing a period-over-period increase of $18.5 million or 44.9%. Total revenues increased to $166.8 million for the nine months ended September 30, 1999, up from $115.4 million in the comparable prior year period, representing a period over period increase of $51.4 million, or 44.6%. In each period presented, a majority of our total revenues was derived from license fees for BusinessObjects, WebIntelligence and related platforms. Our service revenues were comprised of revenues from maintenance, consulting services and training activities related to licenses of BusinessObjects, WebIntelligence and related platforms.

     . License Fees. Revenues from license fees were $37.3 million for the three months ended September 30, 1999 and $26.2 million for the comparable prior year period, representing a period-over-period increase of $11.1 million or 42.2%. Revenues from license fees were $104.4 million for the nine months ended September 30, 1999 and $74.8 million for the comparable prior year period, representing a period-over-period increase of $29.6 million or 39.5%. The increase in license fees in all periods was primarily due to increased sales efforts for our software products, of which a majority of license fees consisted of licenses of BusinessObjects. Sales of the WebIntelligence version of our product have increased due to an increase in the use of the Internet and market demand for Internet products.

We anticipate that license fees, which represented approximately 62.4% and 63.6% of our total revenues for the three month periods ended September 30, 1999 and 1998, respectively, and approximately 62.6% and 64.8% of our total revenues for the nine month periods ended September 30, 1999 and 1998, respectively, will continue to represent a majority of our revenue for the foreseeable future. The decrease in license fees as a percent of total revenues for the three and nine month periods ended September 30, 1999 as compared to the prior year period was primarily due to increased customer demand for consulting and training services and an increase in our installed customer base, which resulted in an increase in maintenance revenues. It is expected that the percentage of total revenues derived from license fees will continue to decrease in the future as the growth in service revenues exceeds the growth in license fees. In addition, we expect that the market penetration by, and the number of, our competitors will increase, and as a result, the growth rate in our license fees in the future may not be as high as the growth rate in our license fees achieved in the past.

     . Services. Revenues from services consist of maintenance, consulting and training revenues. Revenues from services totaled $22.5 million for the three months ended September 30, 1999, and $15.0 million for the comparable prior year period, representing a period-over-period increase of approximately $7.4 million, or 49.5%. Revenues from services totaled $62.4 million for the nine months ended September 30, 1999, and $40.6 million for the comparable prior year period, representing a period-over-period increase of approximately $21.9 million, or 54.0%. The increase in revenues from services was due primarily to increases in consulting and maintenance revenues. Consulting revenues increased because of our emphasis in the 1999 period on enhancing consulting services to drive sales of licenses of our software products. We have been enhancing our consulting services because we believe consulting services are important to our marketing efforts for our software products. Maintenance revenues increased due to the growth in our installed customer base and the renewal of support contracts. As market penetration by, and the number of, competitors increase, the growth rate of our installed customer base and, consequently, the growth rate of our revenues from services may not be as high as growth rates achieved in the past. We anticipate increasing our efforts to sell consulting, training and maintenance services, and expect our revenues from services will continue to represent a significant portion of our total revenues.

     Cost of Revenues


     . Cost of License Fees. Cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties. Cost of license fees totaled $1.2 million for the three months ended September 30, 1999 compared to $781,000 in the prior year period, and $3.2 million for the nine months ended September 30, 1999 compared to $2.4 million in the prior year period. Cost of license fees have fluctuated from 3.3% to 3.0% as a percent of the related revenues in the three and nine month periods ended September 30, 1999 and 1998. We expect our cost of license fees as a percentage of license fees to remain substantially consistent with these levels.

     . Cost of Services. Cost of services consists primarily of personnel costs associated with providing maintenance services, consulting and training. Cost of services totaled $9.0 million for the three months ended September 30, 1999 compared to $6.3 million in the comparable prior year period, and totaled $26.1 million for the nine months ended September 30, 1999 compared to $16.6 million in the prior year period. Cost of services as a percent of service revenues decreased to 40.0% for the three months ended September 30, 1999 from 41.6% for the comparable prior year period, and increased to 41.8% as a percent of service revenues for the nine months ended September 30, 1999 from 40.9% for the comparable prior year period. The decrease in cost of services as a percent of the related revenues for the three month periods ended September 30, 1999 was due to increased productivity in providing maintenance and consulting services as compared to the three month period ended September 30, 1998. The increase in cost of services as a percent of the related revenues for the nine month periods ended September 30, 1999 was primarily due to the change in mix of services provided, with consulting services, which have a higher cost relative to revenues than maintenance and training, representing an increasing portion of total service revenues. The increase in expenses in absolute dollars was primarily due to increases in headcount to support our service activities and, to a lesser extent, to the subcontracting of consulting and training activities.

     Operating Expenses


     . Sales and Marketing. Sales and marketing expenses consist primarily of salaries, related benefits and sales commissions as well as amounts paid for product promotion activities. Sales and marketing expenses totaled $28.7 million for the three months ended September 30, 1999 compared to $22.2 million in the comparable prior year period, and totaled $82.1 million for the nine months ended September 30, 1999 compared to $63.8 million in the comparable prior year period. Sales and marketing expenses decreased as a percent of total revenues to 48.0% for the three months ended September 30, 1999 from 53.8% for the comparable prior year period and decreased to 49.2% as a percent of total revenues for the nine months ended September 30, 1999 from 55.3% for the comparable prior year period. The decrease in sales and marketing expenses as a percent of total revenues for the three and nine months ended September

30, 1999 was primarily due to revenues growing at a faster rate than spending on sales and marketing activities and increased operational efficiencies in the field sales organization. The increase in sales and marketing expenses in absolute dollars for both periods is attributable to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

Research and Development. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and other costs. Research and development expenses totaled $6.5 million for the three months ended September 30, 1999 compared to $5.0 million in the prior year period, and totaled $18.9 million for the nine months ended September 30, 1999 compared to $13.8 million in the comparable prior year period. Research and development expenses decreased as a percent of total revenues to approximately 10.9% for the three months ended September 30, 1999 from 12.0% for the comparable prior year period, and decreased to 11.3% as a percent of total revenues for the nine months ended September 30, 1999 from 11.9% for the comparable prior year period. The increase in absolute dollars in research and development expenses to the three and nine months ended September 30, 1999 from the comparable prior year period is due to increased staffing and associated support required to expand and enhance our product line. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

We capitalize eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on our development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of our products has been of relatively short duration, costs qualifying for capitalization were insignificant during the three and nine months ended September 30, 1999, and there were no capitalized software development costs at September 30, 1999.

     . General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, and amortization of goodwill arising from the acquisition of companies and ownership interest in subsidiaries. General and administrative expenses totaled $4.9 million for the three months ended September 30, 1999 compared to $3.7 million in the prior year period, and totaled $14.1 million for the nine months ended September 30, 1999 compared to $10.5 million in the prior year period. General and administrative expenses decreased as a percent of total revenues to 8.2% for the three months ended September 30, 1999 from 8.9% for the comparable prior year period, and decreased to 8.5% as a percent of total revenues for the nine months ended September 30, 1999 from 9.1% for the comparable prior year period. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses and to operational efficiencies. The increase in general and administrative expenses in absolute dollars is primarily due to increased amortization of goodwill and increases in staffing to support our growth.

Goodwill amortization expense is included in general and administrative expenses and totaled $808,000 and $312,000 for the three months ended September 30, 1999 and 1998, respectively, and totaled $2,060,000 and $930,000 for the nine months ended September 30, 1999 and 1998, respectively. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

Interest and Other Income, Net

Interest and other income, net totaled $533,000 for the three months ended September 30, 1999 compared to $618,000 in the prior year period, and totaled $1,749,000 for the nine months ended September 30, 1999 compared to $1,403,000 in the prior year period. Net interest income increased to $614,000 and $1,806,000 for the three and nine month periods ended September 30, 1999 from $574,000 and $1,330,000 for the three and nine month periods ended September 30, 1998. Increases in net interest income were primarily due to the increase in cash and cash equivalents and the investment of a greater percentage of our cash balances in 1999 as compared to 1998, offset by reduced interest rate yields.

Net foreign currency exchange losses totaled $81,000 and $57,000 for the three and nine month periods ended September 30, 1999 as compared to gains of $44,000 and $73,000 for the comparable prior year periods.

Income Taxes

The provision for income taxes totaled $4.1 million for the three months ended September 30, 1999 compared to $1.6 million in the comparable prior year period, and totaled $9.9 million for the nine months ended September 30, 1999 compared to $4.0 million in the prior year period. The effective income tax rate is 41% for all periods presented. The increase in income taxes in dollars for all periods presented was due to the increased pretax income.

Liquidity and Capital Resources

As of September 30, 1999, we had cash, cash equivalents and short-term investments of $93.9 million, an increase of $22.1 million from December 31, 1998. We generated cash from operations of $31.2 million for the nine months ended September 30, 1999, as compared to $26.0 million for the comparable period in 1998. Net cash generated in 1999 resulted primarily from net income and non-cash charges for depreciation and amortization, and deferred revenue, partially offset by increases in other assets.

Our investing activities for the nine months ended September 30, 1999 consisted primarily of the the acquisition of 100% of the outstanding shares of Prophecy for $3.1 million in cash plus notes payable totaling $3.0 million, the purchase of the remaining 20% of the outstanding shares of our Italian distributor for $1.0 million, the purchase of a 9.5% interest in our Norwegian distributor for $864,000 and expenditures for fixed assets of $5.7 million. We have no significant capital commitments at September 30, 1999.

Our financing activities for the nine months ended September 30, 1999 resulted primarily from the issuance of common shares under employee stock options and stock purchase plans totaling $8.4 million, offset by the repurchase of treasury shares totaling $4.6 million. In compliance with French law applicable to us prior to this offering, the shares will be used for distribution under our employee stock option and stock purchase plans.

In October 1998, the Board of Directors approved the implementation of a share repurchase program whereby we may repurchase up to 1,000,000 shares of our ordinary shares or ADSs.

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

Products
We have developed our current core software tools, BusinessObjects and its platform for internet-based installations, WebIntelligence, to comply with the Year 2000 Conformity Requirements developed by the British Standards Institute. We have conducted testing on our BusinessObjects and WebIntelligence software. Although we believe our software to be compliant under most customer environments, we have identified a limitation -- for the specific customer operation of importing and exporting data in certain file formats -- which is due to the regional setting of the user's environment and can be changed by the user. This limitation is only present in version 4.1.6 and earlier versions of our software BusinessObjects, and version 2.0.1 and earlier versions of our platform WebIntelligence. We believe this limitation is applicable to a limited number of customer environments. We have developed a workaround for this limitation that can easily be implemented by the customer.

Because our product and platforms are used in conjunction with underlying operating systems, and database, middleware and other software programs, they are necessarily subject to the limitations, including Year 2000 related limitations of third party software. In order to minimize potential Year 2000 compliance issues, we recommend to our customers that they use our current software in conjunction with the most current releases of any third party software. As new versions of the third party software used by our customers become available, we intend to continue to design and test our software as used with the respective third party software against the British Standards Institute definition of Year 2000 Conformity Requirements. However, because we are dependent upon our customers' use of third party software in connection with their use of our software, we cannot assure you that the implementation of our software will not be affected in the future by Year 2000 issues related to modification or revisions in the respective third party software.

Furthermore, some of our customers continue to operate older versions of our products that may experience problems associated with the Year 2000 issues. We have been encouraging these customers to migrate to current versions of our software, but some of them may not do so prior to January 1, 2000.

Internal Systems
We are currently using a four step process to address the Year 2000 issues associated with our internal management information systems: assessment, remediation, testing and implementation. We have completed the assessment phase for our key information technology systems and are in the process of evaluating our non-information technology systems. The assessment phase of our information technology systems indicated that some of our critical information technology systems may not be Year 2000 compliant. We have implemented corrections to and are developing contingency plans for our critical information technology systems, and have retained external consultants to assist in this process.

Third Parties
We conducted an assessment of our key suppliers and vendors that provide us with products, services, and systems, as well as others with whom we transact business on a local and worldwide basis. We have also evaluated the ability of key indirect sales channel partners such as system integrators, value-added resellers and consultants, to supply Year 2000 compliant products and services and to maintain continuous operations. We have found that some of these third parties offer products or services, or operate business systems, that may expose us to Year 2000 problems. We are working with these third parties to determine what approaches, if any, they are proposing to address their Year 2000 issues, and we are developing contingency plans as appropriate.

Remediation
We are developing contingency plans to remediate, to the extent possible, any Year 2000 deficiencies, and we have retained external consultants to assist us in this process. We believe that the need for contingency plans must be evaluated on a case-by-case basis, and will vary considerably in nature depending on the Year 2000 issue involved. We expect to complete our Year 2000 remediation, testing and implementation processes prior to the end of 1999. We currently anticipate incurring approximately $500,000 in costs in connection with the entire process. However, if we are unable to successfully complete this process before the end of 1999, both our day-to-day business operations and operating results could be significantly adversely affected. Furthermore, other factors relating to the year 2000, including litigation, may seriously affect our business, financial condition and operating results.

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

     . Our strongest quarter each year is typically the fourth calendar quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in the first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months.

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

Our stock price is susceptible to our operating results and to stock market fluctuations.
In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our shares may fall. In addition, the stock markets in both France and the United States have experienced significant price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. These market fluctuations could affect our stock price.

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

The protection of our intellectual property is crucial to our business, and if third parties use our intellectual property without our consent, it could damage our business.
Our success depends in part on our ability to protect our proprietary rights in our intellectual property. Despite the precautions we take to protect these rights, unauthorized third parties could copy aspects of our current or future products or obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as in the United States or France.

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

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.
We do not believe that our products infringe the proprietary rights of any third parties, and we are not aware of any third party claims that our products do so. However, we cannot assure you that third parties will never make these types of claims. We believe that software products offered in our target markets will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap. If a third party were to bring an infringement claim against us:

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

Failure of our products or computer systems, or those of our customers, suppliers or vendors, to recognize the Year 2000 could disrupt the operation of our business.
We have developed our current core software tool, BusinessObjects and, its platform for internet-based installations, WebIntelligence, to comply with the Year 2000 Conformity Requirements developed by the British Standards Institute. However, because we are dependent upon our customers' use of third party software in connection with their use of our software, the implementation of our products and platforms may be affected by Year 2000 issues related to modifications or revisions in the respective third party software. We may face claims based on Year 2000 issues arising from the integration and operation of our products within an enterprise system. For example, we have identified a limitation for a specific customer operation -- the importing and exporting of data in certain file formats -- which is due to the regional setting of the user's environment and can be changed by the user. This limitation is only present in version 4.1.6 and earlier versions of our software BusinessObjects, and version 2.0.1 and earlier versions of our platform WebIntelligence. Although we believe this limitation is applicable to a limited number of customer operations, we may in the future discover additional customer operations that are affected by this limitation or other limitations, which may require us to use significant resources to correct.

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

We have multinational operations that are subject to risks inherent in international operations, including currency exchange rate fluctuations.
Because we conduct our business throughout the world, we are subject to a number of risks inherent in international operations, including compliance with various foreign laws, regulations and tax structures, and longer accounts receivable payment cycles outside of the United States. In particular, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to reduce these fluctuations with respect to our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. As of September 30, 1999, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

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

As of September 30, 1999, all of our investments were classified as cash equivalents with maturities at the date of purchase of less than three months. The principal portion of the investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income.

We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, U.S. Dollars, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to alleviate these fluctuations with respect to most of our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of September 30, 1999, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

                                   PART II.
                               OTHER INFORMATION

     Item 1. Legal Proceedings
       During September 1999 we settled the patent litigation with Brio Technology ("Brio") involving our United States patent number 5,555,703 entitled "Relational Database Access System Using Semantically Dynamic Objects". Under the confidential agreement Brio acknowledges the validity of our patent and Brio will pay an undisclosed sum of money to us for rights to use the patent. In addition, Brio will dismiss its pending lawsuit against us alleging infringement of Brio's US patent number 5,915,257.

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

                             Business Objects S.A.

Date: November 11, 1999             By: /s/ Bernard Liautaud
                                       -------------------------------
                                            Bernard Liautaud
                                            Chief Executive Officer


Date: November 11, 1999             By: /s/ Clifton T. Weatherford
                                       -------------------------------
                                            Clifton T. Weatherford
                                            Chief Financial Officer