Form 10-K405
period 1999-12-31
BUSINESS OBJECTS SA
filed 2000-03-30
CIK 928753

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-K

[_]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999,


OR
[_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from          to
Commission File Number 0-24720

                             BUSINESS OBJECTS S.A.
         -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             The Republic of France                                        None
 ---------------------------------------                   -----------------------------------
(Jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

               1 Square Chaptal, 92300 Levallois-Perret, France
               ------------------------------------------------
                   (Address of principal executive offices)
                                (408) 953-6000
         -----------------------------------------------------------
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

Title of each class:                  Name of each exchange on which registered:
-------------------                   -----------------------------------------

American depositary shares, each representing      Nasdaq National Market
 one Ordinary Share
Ordinary Shares                                    Nasdaq National Market*
Ordinary Shares                                    Premier Marche of the ParisBourseSBF S.A.

* Ordinary Shares are not traded in the United States, rather, they are deposited with the Bank of New York, as Depositary, and one American depositary share is issuable for every one Ordinary Share deposited with the Depositary.

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

     The aggregate market value of our common equity held by non-affiliates, based upon the closing sale price of our American Depositary Shares on February 29, 2000 as reported on the Nasdaq Amex National Market, was approximately $3,643,488,000. Ordinary Shares held by each of our officers and directors and by each person owning 5% or more of our outstanding Ordinary Shares are excluded because such persons may be deemed to be affiliates of Business Objects. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 29, 2000, the number of outstanding shares of each class of our common equity was 39,454,781 Ordinary Shares of Euro 0.10 nominal value, including 29,346,425 American depositary shares (as evidenced by American depositary receipts), each corresponding to one Ordinary Share.

                      Documents Incorporated by Reference

     We have incorporated by reference into Part III of this Form 10-K portions of our Proxy Statement for our Annual Meeting of Shareholders. References in this Form 10-K to the "Company," "Business Objects," "we," "our," and "us" refer to Business Objects S.A. and our consolidated subsidiaries.

                                  Trademarks

     Business Objects, the Business Objects logo, BusinessQuery, BusinessMiner, BusinessAnalyzer, Set Analyzer, BusinessObjects Personal Trainer, Rapid Deployment Template, ReportScript, Semantically Dynamic, SmartSpace, Universe Repository, and WebIntelligence are trademarks or registered trademarks of Business Objects S.A. All other trademarks or trade names referenced in this Form 10-K are the property of their respective owners.

                              Reporting Currency

     All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

                          American Depositary Shares

     We have sponsored a program that provides for the trading of our Ordinary Shares in the United States in the form of American depositary shares ("ADSs"). Each ADS represents one Ordinary Share placed on deposit with The Bank of New York, as depositary (the "Depositary") and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement (the "Deposit Agreement") dated September 22, 1994, as amended on May 8, 1996 and December 30, 1998, Ordinary Shares may be deposited with the Paris office of Banque Paribas, as custodian (the "Custodian"), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. The form of the Deposit Agreement as amended and restated on December 30, 1998 is incorporated by reference as an exhibit to this Form 10-K.

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
Item 1. Description Of  Business................................................................      4

Item 2. Description Of Property.................................................................     16

Item 3. Legal Proceedings.......................................................................     16

Item 4. Submission of Matters to a Vote of Security Holders.....................................     16

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...................     16

Item 6. Selected Financial Data.................................................................     18

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations...     19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................     31

Item 8. Financial Statements and Supplementary Data.............................................     33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....     50

Item 10. Directors and Executive Officers Of Registrant.........................................     50

Item 11. Executive Compensation.................................................................     50

Item 12. Security Ownership of Certain Beneficial Owners and Management.........................     50

Item 13. Certain Relationships and Related Transactions.........................................     50

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     50

Item 14A. Index to Exhibits......................................................................    52

Item 1. Description of Business

Our Company

     Business Objects develops, markets and supports e-business intelligence (e-
BI) software for client/server environments, intranets, extranets, and the internet. Using e-business intelligence, organizations can access, analyze, and share corporate data for better decision making. Business intelligence software tools are designed to help companies turn data into useful business information, thereby leading to increased competitive advantage, new business opportunities, improved customer service, corporate agility and ultimately, increased revenues and profit.

     There are three main market areas for e-business intelligence: intranets, extranets, and intelligence for e-business. In intranets, Business Objects products provide employees with information to make better business decisions, and are used in environments ranging from workgroups of 10 users to enterprise deployments exceeding 20,000. In the extranet environment, we are pioneering the use of e-BI in applications that allow organizations to build stronger relationships by linking customers, partners, and suppliers via the internet. In addition, our products can improve the performance of an e-business by providing reporting and analysis against the ever-expanding amount of transaction and profile data that is collected each day throughout the world wide web.

     Our core software tool, BusinessObjects (TM), and its platform for internet based installations, WebIntelligence (R), enable end users to access and interact with information available to enterprises from a wide range of sources, including database systems, such as those developed by Oracle, IBM, Sybase and Microsoft, business applications, such as those developed by SAP, Siebel, PeopleSoft, and Baan, and data warehouses. Users can create new queries or reports, access catalogs of reports and do simple or complex analysis of the data. Instead of struggling with complex and technical database terminology, users interact with data using business representations of information, or "business objects," with which they are familiar. The reports they create or access can be shared with other users through sophisticated distribution and security systems. Our software tools also enable our customers to share their information with their own customers, suppliers and other business partners through the internet and extranets.

     From our inception in 1990 through December 31, 1999, we have sold over 1,680,000 licenses to over 9,700 customers around the world.

Industry Background

History

     In the past, organizations around the world have invested in an array of business software applications in order to better run their operations and better manage their businesses. These applications are commonly referred to as online transaction processing (OLTP) systems, because their primary requirement was the ability to process and record the large number of transactions handled by an organization in the course of its operations.

     During the 1980s, these applications were typically built in-house using application development tools and relational database management systems. The early 1990s brought a revolution in packaged enterprise business applications as customers began to purchase their software solutions from third parties rather than develop such software internally. As a result, organizations invested heavily in enterprise resource planning systems and other packaged business applications from vendors such as SAP, PeopleSoft, Oracle and Baan.

     While the ultimate goal of deploying these business applications was to both automate the execution of business processes and make information more readily available to business users, the software industry historically succeeded in delivering the former goal and failed in the latter. In other words, while the increased use of online transaction processing and enterprise resource planning systems have resulted in organizations possessing unprecedented amounts of data about their customers, products, revenues and operations, that data largely remained inaccessible to the business users who needed it.

Realizing that the strategic business value of information technology lies not in process automation itself, but in exploiting the information captured by process automation, these enterprises began looking for ways in which to access and utilize that information.

The Emergence of Business Intelligence

     As a result, the 1990s brought a strong focus on the delivery of business intelligence software tools designed to work in conjunction with an enterprise's operational online transactional processing or enterprise resource planning applications, but built with the specific goal of providing information access to users throughout an organization. Business intelligence software tools were typically built in conjunction with data warehouses and data marts, which are dedicated databases set up and designed to provide end users with access to business information.

     Business intelligence tools were developed to allow non-technical users to generate queries, structure reports and share the results of analyses of common business questions such as the following:

     Sales. What were sales by region for the past four quarters? Which regions are over-performing their plan?

     Finance. Which departments are more than 10% over budget? What are the three departments that have spent closest to their plan?

     Human resources. What is the hiring deficit by department for all departments that are not fully staffed? What is the turnover by department for the ten departments with the highest turnover?

     Marketing. What is the repeat purchase rate for customers who have purchased in the last five years? What were the top three sales lead generating programs during the year?

The Impact of the Internet

     The emergence and growth of the internet has brought many changes to the business intelligence software market, including the following:

Faster Enterprise Deployments. New internet technologies, such as Java and the hypertext markup language (HTML), have made it possible to create business intelligence software tools that eliminate the need to install and maintain personal computer application database connectivity software on a user's desktop personal computer. As a result, organizations can now deploy business intelligence tools in an environment that requires minimal administration by information technology departments at a greatly reduced cost. Accordingly, it has become cost effective for organizations to deploy business intelligence software tools more widely within an organization to the increasing number of individuals empowered to make business decisions.

More data collected from new sources. Organizations are now collecting and storing an increasing amount of data through the internet, including customer profiles, data regarding users' navigation through the internet (known as clickstream data), customer purchasing patterns and other e-commerce information. Organizations need to analyze this data in order to implement applications such as:

     . Fine-grained customer segmentation, or dividing their customer base into segments and delivering tailored market messages to these segments.

     . One-to-one marketing, which is advanced fine-grained market segmentation where each customer is given personalized marketing messages based on a detailed profile of his or her preferences and past behaviors.

     .   Customer loyalty, profitability, retention and lifetime value analysis.

Extranets. The internet also enables organizations to differentiate their products and services from competitive offerings by supplementing the products and services with online, value-added, internet-based information services.

Organizations are realizing that value-added information can also improve customer service and drive both revenue and profit growth. Examples of ways in which these extranet applications have been used successfully include:

     . A telecommunications company providing online billing information to its customers as a way to differentiate its commodity local voice telephone service.

     . An insurance firm providing its commercial clients with real-time claims information so its clients can spot accident patterns quickly, and take steps to prevent future accidents before they happen.

     . A medical products distributor positioning itself as an information middleman between the hospitals it serves and the suppliers it represents, allowing the hospitals to better analyze their purchasing patterns and supplier fill rates, and suppliers to analyze purchasing patterns across hospitals.

As a summary, the internet is having a positive impact on the business intelligence software market because it increases the business potential in three principal ways, among others:

     . It lowers the cost of deployment and therefore increases the number of users within an organization;

     . It enables companies to get more data about their customers, which in turn results in a more significant need for business intelligence; and

     . It enables extranet applications, which significantly increases the number of users of business intelligence software tools, from just users within an organization to users outside the organization, including customers, suppliers and partners.

However, in order to take advantage of this increased business opportunity, business intelligence software has to meet new requirements, including:

     . a pure internet-based architecture with robust engines resident on the servers and Java-based query applets--which are small software applications capable of executing queries--on the desktops;

     . scaleability to the large numbers of users required by larger internal deployments and extranet usage as well as a larger volume of data;

     .   robust security features; and

     . an easy migration path between client/server-based applications-- today's prevalent environment--and internet-based applications.

The Business Objects Solution

     We provide our customers with an easy-to-use, scaleable and integrated business intelligence solution designed to meet the demanding requirements of today's competitive world. Our principal software tool, BusinessObjects, and its platform for internet-based installations, WebIntelligence, act as an information access front end for end users on top of corporate databases, business applications and data warehouses. The key advantages of our solution include:

     . Ease of use and learning. Our software tools are designed to ensure maximum ease of use and learning. They allow users to develop queries consisting of commonly used business terms and phrases. For example, users can combine objects or terms such as "sales revenue," "products" or "customers" to develop their queries. Further, users do not need to understand the technical details of database structures, such as the location of the data, or the relationship between different database tables. In addition, we provide sophisticated online documentation and an intranet-based training tool for highly cost-effective training.

     . Access to all enterprise data sources. Our software tools can access over 100 different relational and non-relational data sources. Due to our powerful query generation technology, our software tools can access data stored not only in relational data warehouses and data marts built for analytical purposes, but also any existing relational database. We also offer specific interfaces for popular packaged business applications such as those provided by SAP, Siebel, PeopleSoft and Baan.

     . Shared infrastructure for client/server and internet environments. Because we built our internet platform, WebIntelligence, based on the architecture of our client/server software, BusinessObjects, our software platforms share a common architecture. This enables our customers to expand easily their existing client/server installations to include internet-based users and to migrate their systems from client/server-based systems to internet applications.

     . Optimized for e-business. We believe that extranet applications are key business opportunities for the future. Accordingly, our internet software tools have been developed based on an HTML/Java architecture that works in extranet environments. Extranets are shared networks that use the internet to link businesses with their suppliers, customers and partners. Our internet software tools offer a business intelligence solution that allows our customers to share selected information with their suppliers, customers and partners with the protection of security protocols that have been designed to provide effective security across internet firewalls.

     . Information technology control and security. Our software tools are designed to provide non-technical business users with the ability to access, analyze and share information stored in their company databases, while at the same time allowing information technology departments to control and manage that access throughout the enterprise. Business representations of such information are contained in a central repository where the information technology staff can maintain control over data access and security throughout the enterprise, as well as for remote users accessing the database through an extranet or the internet.

     . Scaleability. Because of our powerful administration and security tools, as well as a centralized business intelligence repository, our software tools are capable of scaling from deployments as small as ten users to deployments of thousands of users.

Business Strategy

Our objective is to become the leading supplier of e-business intelligence software tools worldwide. Our business strategy to achieve our objective is focused on five key areas:

Expand products and services for the internet and e-business applications. We believe that the internet represents a tremendous opportunity for e-business intelligence technology. We developed WebIntelligence to extend the business intelligence capabilities of BusinessObjects from its original client/server environment into intranet, extranet and e-business environments. We intend to continue developing and optimizing our products for use on the internet, extranets and e-business environments.

Maintain enterprise-wide focus. We believe that enterprise-wide deployments will continue to represent a significant business opportunity for us. To capitalize on this opportunity, we intend to ensure that our software can be used throughout the enterprise by the maximum number of users. To this end, we intend to continue to enhance the administration and security features of our software. We also intend to increase our focus on delivering products that complement packaged business applications, including enterprise resource planning and customer relationship management systems, such as those offered by SAP, Oracle, Siebel, Baan and PeopleSoft. Finally, we intend to continue to optimize our products for use on intranets, which we believe will be the primary platform for corporate software deployment.

Pursue the emerging market of analytical applications. We believe that corporations today are focusing more and more on the relationships with their customers, and that e-business intelligence has an important role to play in the customer relationship management market. To that end, we have incorporated a new subsidiary, Ithena, Inc., focused on delivering front-end customer intelligence, or analysis, applications. Ithena's products will be complementary to operational and collaborative customer relationship management applications such as those from companies like Siebel, Vantive and Clarify.

Expand our strategic relationships. We believe that our relationships with key enterprise software vendors, systems integrators and value-added resellers are important to our success. We currently have marketing relationships with several large relational data base management, enterprise resource planning, customer relationship management and other software vendors, including SAP, IBM and Siebel, to promote our solution in their respective markets, which we believe will improve our competitive position. We also have reseller agreements with indirect sales channel partners to expand our market coverage, as well as provide a source of revenue at attractive margins. Finally, we have relationships with system integrators who not only install our products with larger systems solutions, but have also generated revenues for us by recommending our products to their customer base. We intend to continue to pursue and develop these relationships to expand our market opportunity.

Broaden our customer service capabilities. We believe that customer service is very important for end user satisfaction and a key ingredient to build and maintain a long term relationship with customers. To that end we intend to invest more of our resources in our customer service capabilities to offer more complete solutions to our customers. This includes:

     . Delivering a tiered technical support service program to more closely match the individual needs of our customers.

     . Strengthening our consulting organization to expand the professional services we offer our customers, including installation, setup and developing applications to provide them with complete e-business intelligence solutions.

     . Strengthening our education programs, including the delivery of intranet-based training programs for customers.

Target Markets

We design our software for medium to large business organizations and governmental institutions, and focus our marketing efforts on the following four target markets:

     . Users of Data Warehousing/Data Marts. Data warehousing has emerged recently as a popular architecture for business intelligence functions. To implement data warehousing, an organization installs one or more servers to supplement existing mainframes or other systems on which mission-critical transactional applications run. The organization then regularly downloads data from its transactional applications to the "data warehouses" that are used as information servers for end users. Data marts are smaller scale data warehouses that are focused on a particular business unit or specific function. Both data warehousing and data marts enable end users to access data without incurring the risk of "corrupting" production databases or slowing down mission-critical transactional applications. In addition, transactional applications usually only contain six to twelve months of data, in contrast to data warehouses and data marts which, over time, may contain years of information. Because business intelligence is the main objective of data warehousing, we consider our software to be a key component of the data warehousing architecture, as it provides the end user with the e-business intelligence tools to access warehoused data.

     . Users of Enterprise Resource Planning and Customer Relationship Management Software. Organizations implementing complex client/server packaged business applications from Enterprise Resource Planning (ERP) vendors such as SAP, Oracle, PeopleSoft, and Baan and Customer Relationship Management (CRM) vendors such as Siebel, Vantive, Remedy, and Clarify frequently require comprehensive end user data access and reporting functionality. Our software provides significant value to these organizations by virtue of its ability to handle the complexities of the underlying databases that support these applications. In addition, our Rapid Deployment Templates (RDTs) can be used with certain of these client/server packaged business applications. RDTs provide a set of predefined objects to organizations using such applications to facilitate the implementation of our e-business intelligence solution. We intend to continue to develop, independently or in conjunction with others, RDTs for use with specific applications.

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

     . Organizations Sharing Data and Doing Business Over the internet. Many organizations are providing their customers, partners, and suppliers with access to information about their relationship over the internet. For example, a medical supplies distributor plans to open its data warehouse to its 5,000 suppliers and 1,500 hospitals, thus providing its entire supply chain with self-service access to inventory and sales information. Our software products enable these organizations to provide controlled access to information to end users outside the organization through internet connectivity. While this currently represents a relatively small portion of our existing business, we believe that this is a growing new market. However, we cannot assure you that this market will develop or that we will be successful in this market if it does develop.


Products

Business Objects offers a complete suite of e-business intelligence software solutions which include query, reporting, online analytical processing, set-based analysis and data mining features (which automatically detects patterns in data) for the end user and administration tools that enable information technology professionals to set up and deploy our products across the enterprise.

User Products

To provide greater flexibility to our customers, our core software can be deployed in client/server or internet environments.

Our client/server e-business intelligence software tool, BusinessObjects, provides integrated query, reporting and online analytical processing capabilities, in order to enable non-technical end users to easily access, analyze and share corporate data. The latest release of this product, BusinessObjects 5.0, began shipping in July 1999. BusinessObjects 5.0 analytical reporting integrates enterprise reporting functions such as report distribution and management, with traditional decision support functions such as ad hoc access to corporate data, report creation, and online analytical processing functions such as "drill" and "slice and dice." Drilling refers to looking at data in increasing levels of detail, for example by starting at sales by region and then drilling or conducting further queries to see sales by district for a given region. Slice and dice refers to the complex data analysis function where a user views or analyzes data based on variables in different ways, for example by analyzing sales by region and then changing the variables to analyze regions by sales.

WebIntelligence(R), our platform for internet-based installations, allows end users to perform ad hoc query, reporting and analysis over the internet. WebIntelligence has a distributed architecture with core functionality resident on the server and Java-based applets running on the desktop. WebIntelligence eliminates the need for installation and maintenance of both application software and database middleware on each user's desktop personal computer, which provides organizations with a cost-effective way to broadly deploy business intelligence software capabilities, and extend it beyond the organization to reach suppliers, partners and customers through extranets. Customers are currently pursuing extranet deployments for applications in industries including finance, manufacturing, telecommunications, insurance, healthcare, publishing, logistics and government. Launched at the end of 1997, WebIntelligence represents an increasing proportion of our license units sold, growing from 30% in the fourth quarter of 1998 to 45% in the fourth quarter of 1999. At the end of 1999 we had more than 100 customers using WebIntelligence in extranet applications.

The latest release of this platform, WebIntelligence 2.5, began shipping in July 1999 on Windows NT and on Unix (Sun Solaris) in the fourth quarter of 1999. WebIntelligence 2.5 also has programmability features including a WebIntelligence application programming interface allowing customers to change its look and feel to be consistent with their own internet site.

Both BusinessObjects and WebIntelligence are packaged as a number of core integrated modules that allow users to access data, build reports, do multidimensional analysis and share the information with other users. Customers can start with the core e-business intelligence portal module and add functionality over time by adding additional modules, or purchase all of the core modules at the same time for maximum functionality.

Core Modules. The core integrated modules of BusinessObjects and WebIntelligence are:

     . InfoView. InfoView is an e-business intelligence portal that allows users to view, search, open, print, refresh and read reports. InfoView is particularly useful for users who only need a basic level of e-business intelligence functionality, as well as for large companies who want to deploy reports to a large number of users across the enterprise.

     . Reporter. Reporter is the module for ad hoc query and reporting that can be added to InfoView to enable end users to retrieve information and build their own reports, which can include a variety of multidimensional charts and graphs.

     . Explorer. Explorer is our online analytical processing module that can be added to InfoView to enable end users to conduct integrated multidimensional analysis of data, such as slice, dice and drill, directly in reports.

Add-On Products. In addition, we provide the following add-on products to enhance the functionality of the integrated modules of BusinessObjects and
WebIntelligence:

     . BusinessQuery(R) for Excel. BusinessQuery is an add-on for Microsoft Excel that provides end users with the ability to extract information from corporate databases and load it into Microsoft Excel for charting and analysis.

     . BusinessMiner(R). BusinessMiner is a desktop data mining tool used for uncovering trends hidden in data. BusinessMiner displays this information in the form of a decision tree to facilitate user analysis.

     . Set Analyzer(TM). Set Analyzer is a high performance, set-based analysis tool for very large databases. Set Analyzer extends the functionality of BusinessObjects and WebIntelligence, by adding more powerful analysis functions and increasing the speed of complex data queries within very large databases.

     .   BusinessObjects Personal Trainer(TM). Business Objects Personal
         Trainer is an intranet-based training package for users of our software products.

Administration Tools

     To assist information technology professionals in setting up and maintaining our e-business intelligence software, we provide the following administration tools:

     . Designer. Designer enables information technology staff to design and maintain universes of objects in just a few steps. Designer is a graphical tool that also includes powerful routines for automatic design checking, including loop detection and resolution.

     . Supervisor. Supervisor is our object-based security tool that allows an enterprise's information technology staff to assign and modify the access rights granted to end users, individually and in groups. Using Supervisor, information technology professionals can easily manage access to the resources available through BusinessObjects and WebIntelligence, including documents, universes, objects, and even specific functions.

     . Broadcast Agent. Broadcast Agent is our integrated reporting and broadcast server. It is a robust, multi-tier server that is designed to enable non-technical users to publish, push, and broadcast pre-built or ad hoc reports quickly and easily through the repository or email, or via devices such as pagers and faxes to other users throughout the enterprise.

     . Developer Suite. Developer Suite is a business intelligence platform that enables value-added resellers or end users to develop packaged, analytical, or custom business intelligence applications. Developer Suite utilizes Microsoft Visual Basic for Applications and Active Server Pages, and also includes licenses of BusinessObjects, WebIntelligence, Designer, Supervisor, advanced documentation, and sample programs.

     . Rapid Deployment Templates(TM). We have also developed a series of Rapid Deployment Templates for organizations that wish to directly access data stored in packaged applications from vendors such as SAP, Oracle, Baan, and PeopleSoft. A rapid deployment template is a deployment starter kit that consists of predefined objects of information which map directly to the application packages.


Services

We provide the following services in connection with our product offerings:

Post-Sales Customer Support and Software Maintenance. Our three regional customer support centers (Americas--San Jose, USA; Europe--Maidenhead, United Kingdom; and Asia/Pacific--Tokyo, Japan) are staffed by highly-trained support engineers who answer customer inquiries by telephone. All customer support centers use a common global case tracing, knowledge base and problem reporting system designed to enable engineers to share their knowledge and experience, improve the quality of our responses to customers and reduce our response time for customer inquiries. Technical support is also provided by our value-added resellers, systems integrators, consulting partners and distributors, whom we support with our regional Business Objects support centers.

During the fourth quarter of 1999 we delivered new, tiered customer support services to better meet customers' needs. Customers can now purchase premium level services for extended service hours and designated engineering support. In addition, we delivered an online customer support internet site, designed to help customers become more self-sufficient. The website is available 24 hours a day, 7 days a week to customers on our maintenance plan.

The website allows customers to use a high-powered search engine to query the multiple technical repositories we have available to find a solution to their inquiries, or the customer may log a case directly from our internet site to their local support center. Our online customer support internet site provides our customers with access to up-to-date technical information, the ability to download service packs and patches for our software tools, tips on using our software tools, product documentation, technical papers and our support newsletter. This internet site provides customers with access to up-to-date technical information and helps customers independently resolve inquiries.

Software maintenance releases and post-sales technical support are provided to customers for an annual maintenance fee. As is customary in the software industry, maintenance fees are charged in addition to the initial product license.

Customer Education and Training. We offer a comprehensive education and training program to our customers, and to third-party consultants who support our products. Courses range from entry-level sessions for users, to more advanced courses for information technology professionals. Every student is provided a complete hands-on experience to help reinforce learning with practical exercises.

We offer training classes through in-house facilities at our offices in the United States, the United Kingdom, France and other locations in Europe. These facilities are complemented by a network of independent certified training centers in our principal markets throughout the world. In addition, we also provide onsite training services upon customer request. Training service fees are charged to a customer on a per participant per day basis. Business Objects Personal Trainer is available for customers who want intranet-based training in their own environments (see "Item 1. Description of Business -Products").

Consulting Services. We provide consulting services to our customers through our own staff and through certified consulting partners. In 1999 we increased our in-house consulting staff through hiring and the acquisition of a small European based consulting firm. We believe that providing consulting services directly through our own staff and our certified partners generates more demand for our products. Our consulting services allow us to assist our customers in all stages of their development life cycle, from initial analysis through deployment of products. Our involvement can range from an advisory status to managing the entire installation process. Typical consulting projects include:

     .   building data warehouses and data marts;

     .   project scoping, planning, and management;

     .   prototyping and development;

     .   implementation planning and deployment;

     .   applications integration (Oracle, SAP, PeopleSoft, Baan, Lawson,
         Siebel);

     .   developing extranet applications; and

     .   ad hoc and production reporting.

Our consultants have wide-ranging industry, operational and technical knowledge of numerous database systems, and all have in-depth knowledge of our product line. Our consulting services are charged to a customer on a per consultant per day basis, or in specific package bundles.


Sales and Marketing

We market and sell our products and services through a direct sales organization in the United States, France, the United Kingdom, Germany, Belgium, Luxembourg, Italy, Spain, Canada, Sweden, the Netherlands, and Switzerland. In addition, we utilize indirect sales channels, such as value-added resellers, system integrators, consulting partners and distributors to cover North America, Europe, Asia, Latin America, Australia and South Africa where we have no direct sales presence.

Our sales and marketing organization is comprised of sales teams, each consisting of employees engaged in field sales, field technical support, telemarketing and telesales activities. Each sales and marketing organization is responsible for the coordination of both direct and indirect sales in its assigned country. We believe that focusing our direct sales efforts on identified customers while supporting our indirect sales channels to service our channel partners' customers maximizes the utilization of our direct sales personnel.

We focus our initial sales efforts on the information technology staff of a particular organization while also seeking to involve end users through demonstrations and product trials. Typically, we perform one demonstration for an organization's information technology staff, which is then followed by a trial period during which the information technology staff develops a prototype with our assistance. The information technology staff then use the prototype to conduct demonstrations for their end users. Our sales cycle varies from customer to customer, typically requiring several months from initial contact to closing a sale. For large customers, the sales cycle can be over a year.

To support our sales efforts, we conduct marketing programs, including advertising, direct mail, public relations, web-based and face-to-face seminars and demonstrations at customer sites and at our offices, appearances at trade shows and ongoing customer communications programs.


Product Development

We believe that innovation, timeliness of product releases, and high product quality is essential to maintain our competitive position. Consequently, we dedicate considerable resources to development efforts to enhance our existing products and to develop new products. To date, we have relied primarily on internal development of our products, but have in the past and may in the future continue to license or acquire technology or products from third parties. The development group is responsible for the design, development and release of product enhancements, upgrades and new products, and is based primarily in Levallois-Perret, France. We also occasionally use third-party resources to expand the capacity and technical expertise of our internal research and development group.

Our development group is divided into product teams consisting of program managers, development engineers, quality assurance engineers and documentation specialists. Each team is responsible for defining its product and scheduling product development throughout the product development cycle. The product development cycle consists of three stages:

     . The planning stage, in which a vision statement of the product is developed, the initial design and prototype of the product is completed, specifications of the product are written, a testing strategy is developed and the basic documentation of the product is started.

     . The development stage, in which the product code is written and tested, bugs are identified and fixed, the product is tested and documentation continues.

     . The stabilization stage, in which the product undergoes further testing, including beta testing, final release testing and bug fixing, the visual interface and results of the testing and bug fixes are reviewed, and final sign-off prior to commercial shipments are commenced. In addition, during this phase, the product group runs a field readiness program to ensure that all departments in our organization are ready to sell and support the new release or product.


Customers

     Our customers represent a wide, cross-industry spectrum of large global corporations, major governmental institutions and educational institutions. Customers who have purchased at least $100,000 of software licenses from us include:

Financial

Chase Global Bank
Chemical Bank
Citibank
Fidelity Investment
Goldman Sachs
Merrill Lynch
Smith Barney
T. Rowe Price

Health/Medical

Allegiance
Blue Cross Blue Shield

Healthnet
Kaiser Permanente
Medtronic
Owens & Minor

Chemical/Energy

Baltimore Gas & Electric
BP Oil
Chevron
CITGO Petroleum Corp.
Dow Chemical
Duke Energy
Electricite de France
Mitsubishi Chemicals
Mobil
Shell Oil

Government/Research

U.S. Department of Defense Health Affairs
U.S. DOE/Lawrence Livermore
U.S. Navy/NavAir
U. S. Navy/NavSea
NASA
U.S. Federal Government
US Naval Academy

Telecommunications

AT&T
Bell Atlantic
Bell South
British Telecom
China Telecom
Deutsche Telekom
France Telecom
Global One
Lucent Technologies
Southwestern Bell
Telecom Italia
Telstra
Vodafone

Pharmaceuticals

Abbott Labs
Ciba Geigy
Eli Lilly
Glaxo
Mallinkrodt
SmithKline Beecham

Competition

The market for our software is highly competitive, rapidly evolving and subject to rapidly changing technology. We compete principally with providers of business intelligence software, data warehousing and data mining software, and query and reporting software. Our direct competitors include Brio Technology, Inc., Cognos Incorporated, Hummingbird Communications, Ltd., MicroStrategy, Inc., Oracle Corporation, and Seagate Technology, Inc. We also indirectly compete with suppliers of enterprise application software, including Microsoft Corporation. A number of our competitors and potential competitors have significantly greater financial and other resources than us which may enable them to address more effectively new competitive opportunities. In addition, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well-established relations with some of our existing and targeted customers.

We believe that the principal competitive factors that impact the market we serve include: price, performance and scaleability, ease of use, functionality, product architecture, product quality and reliability, scope of distribution, customer support and name recognition. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.


Manufacturing

We rely upon third-party suppliers to perform our CD duplication, print our user manuals, package our products, and manufacture related materials incorporated into our products. To date, we have not experienced any material difficulties or delays in manufacturing by our third-party suppliers.


Patents and Intellectual Property Protection

We believe that we own or have licensed all proprietary rights relating to our software products. Our success depends in part on our ability to protect our property rights in our intellectual property. To protect our proprietary information, we use a combination of protections provided by:

     .   patent, copyright, and trademark laws;

     .   trade secret laws;

     .   confidentiality agreements; and

     .   licensing arrangements, including confidentiality provisions.

We currently have one patent issued in the United States, number 5,555,403, relating to a "Relational Database Access System Using Semantically Dynamic Objects." We also have obtained a registered trademark in the United States, France and other countries for our name, together with our logo as well as for the names WebIntelligence, BusinessMiner and businessQuery. Despite our efforts, we may not successfully protect our proprietary property from misappropriation. While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition, and ongoing product support and enhancement may be more significant in maintaining our competitive position.

Litigation may be necessary to protect our proprietary property. For example, we recently successfully engaged in litigation asserting that one of our competitors, Brio Technology, Inc., was infringing upon our rights under our patent. Litigating claims relating to our intellectual property can be very expensive in terms of management time and resources.

Occasionally, we license a portion of our technology to third parties. SPSS Inc., GeoConcept, formerly known as Alsoft, StatSoft, and ESRI have licensed our query technology and incorporated it into their products, as follows:

     .   BusinessQuery for SPSS from SPSS Inc.;

     .   BusinessQuery for GeoConcept from Alsoft;

     .   BusinessQuery for Statistica from StatSoft; and

     .   BusinessQuery for ArcView GIS from ESRI.

In addition, we license software programs from third parties and incorporate these programs into our software products or sub-license them directly to our customers. For example, we license our object request broker, which allows messaging between software components, from Inprise (formerly Visigenic) and our Visual Basic Application functionality from Microsoft Corporation. This licensed software is embedded in our products. In addition, we license our BusinessMiner(R) and Personal Trainer products from third parties, which licensed products are sold directly to end users as stand-alone add-on products.


Employees

As of  December  31, 1999 we had 1,321 full-time employees, including:

     .   243 in research and development;
     .   812 in sales and marketing;
     .   120 in customer service and support; and
     .   146 in finance and administration.

Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

Under French law, management is required to hold monthly meetings with a delegation of elected employee representatives, called the comite d'entreprise, to discuss, in particular, employment matters and our economic condition and to provide appropriate information and documents relating to these matters. As required under French law, one employee representative is entitled to be present at meetings of our Board of Directors, but does not have any voting rights.

Our newly hired employees may complete an orientation course, ranging from one to three weeks in length, presented by Business Objects University, our in-house education program. Generally, most employees complete at least a one week orientation course at our facilities. Our engineers and other technical staff generally complete a two week training course, in addition to the one week orientation, at our Paris facilities. Our extended training program consists of lectures, problem sets and independent and group projects relating to programmability, deployment, and our products. We believe this emphasis on training yields highly qualified employees and promotes camaraderie among all of the Business Objects staff.


Item 2. Description of Property

Our corporate headquarters are located in Levallois-Perret, France, a suburb of Paris, in a leased facility consisting of approximately 71,000 square feet. The lease term expires in 2005; however, we have the option to cancel the lease without penalty in 2002. During July 2000 we plan to relocate our corporate headquarters to another leased facility currently under construction in Levallois-Perret consisting of approximately 140,000 square feet, at which time we intend to sublease the old Levallois-Perret facility. The lease for the new facility was signed in December 1999 with an effective date of July 2000 commensurate with the delivery of the premises, and expires in 2006.

In addition, we lease approximately 58,000 square feet in San Jose, California, for our U.S. headquarters under a lease that expires in 2001. We lease additional facilities and offices in Puteaux, France; Maidenhead, England; Koln, Germany; Nieuwegein, the Netherlands; Sydney, Australia; Tokyo, Japan; Madrid, Spain; Singapore; Stockholm, Sweden; Zaventem, Belgium; Rome and Milan, Italy; Geneva and Zurich, Switzerland; Toronto, Canada; and in the United States in California, Colorado, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio and Texas.


Item 3. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of business.


Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

U.S. Market Information

We have sponsored a program that provides for the trading of our ordinary shares in the United States in the form of American depositary shares (ADSs). Each American depositary share represents one ordinary share placed on deposit with the Bank of New York, as depositary, and is issued and delivered by the depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the depositary, ordinary shares may also be deposited with the Paris office of Paribas, as custodian. Our American depositary shares are quoted on the Nasdaq National Market since September 1994.

French Market Information

Our ordinary shares are quoted on the Premier Marche a reglement mensuel of the ParisBourseSBF S.A. since November 1999. The ParisBourseSBF S.A. is a self-regulatory organization that oversees the operation of the marche a reglement mensuel or monthly settlement market and other regulated markets, including the admission of financial instruments. It is responsible for supervising trading in listed securities on French stock exchanges and publishes a daily Official Price List that includes price information concerning listed securities. The ParisBourseSBF S.A. has introduced continuous trading during trading hours by computer for most listed securities.

Securities listed on the ParisBourseSBF S.A. are traded on one of three markets. The securities of most large public companies are listed on the Premier Marche, and the Second Marche is available for small-and medium-sized companies. Both markets are operated by the ParisBourseSBF S.A. Securities may also be traded on the Nouveau Marche, a regulated electronic market managed and operated by the Societe du Nouveau Marche, and designed primarily for small capitalization and start-up companies. In addition, shares listed on these markets are placed in one of three categories depending on the volume of transactions. Our shares are listed in the category known as Continu A, which includes the most actively traded securities.

Official trading of listed securities on the ParisBourseSBF S.A. is transacted through investment service providers that are members of the ParisBourseSBF S.A. Trading on the Premier Marche takes place continuously on each business day from 9:00 a.m. through 5:00 p.m. (Paris, France time), with a pre-opening session from 7:45 a.m. through 9:00 a.m. (Paris, France time) during which transactions are recorded but not executed. Any trade effected after the close of a stock exchange session is recorded on the next ParisBourseSBF S.A. trading day.

Trading in securities listed on the Premier Marche may be suspended by the ParisBourseSBF S.A. if quoted prices exceed certain price limits defined by the regulations of the ParisBourseSBF S.A. In particular, if the quoted price of a Continu A security varies by more than 10% from the previous day's closing price, trading may be suspended for up to 15 minutes.

Further suspensions for up to 15 minutes are also possible if the price again varies by more than 5%, it being specified that the total daily variation may never exceed + 21.25% or -18.75%. The ParisBourseSBF S.A. may also suspend trading of a security listed on the Premier Marche in certain other limited circumstances, including for example, the occurrence of unusual trading activity in the security.

Trades of securities listed on the Premier Marche of the ParisBourseSBF S.A. are settled in either of two ways:

     - in the monthly settlement market, the marche a reglement mensuel, or

     - in the cash settlement market, the marche au comptant.


In the marche a reglement mensuel, a purchaser may:

     - upon initiating an order, elect to settle on the third day following the trade--a procedure known as a "reglement immediat" or immediate settlement, or

     - decide, on the determination date, the "date de liquidation," to either settle the trade no later than the last trading day of that month or, upon payment of an additional fee, extend to the determination date of the following month the option either to settle no later than the last trading day of that month or to postpone further the selection of a settlement date until the next determination date, a procedure known as a "report."


The transfer of ownership of equity securities traded on the monthly settlement market of the ParisBourseSBF S.A. occurs at the time of registration of the securities in the appropriate shareholder's account. In accordance with French securities regulation, any sale of securities executed on the monthly settlement market during the month of a dividend payment date is deemed to occur after payment of the dividend to the seller. The account of the purchaser having purchased the securities prior to the date of the dividend payment is credited with an amount equal to the dividend paid, and the seller's account is credited with the dividend and debited by the same amount.

High and Low Price Range

The following table sets forth the range of quarterly high and low closing prices in U.S. dollars for our ADSs on the Nasdaq National Market exchange for each full quarterly period within the two most recent fiscal years and the range of high and low closing prices in euro for our ordinary shares on the Premier Marche for the period November 5, 1999 through December 31, 1999, the period in which our ordinary shares began trading on the Premier Marche. All prices have been adjusted retroactively to reflect the two for one stock split effected on January 20, 2000.

                                                                                   Price per ADS                Price per
                                                                                                              Ordinary Share
                                                                              ----------------------     ------------------------
                                                                                  High           Low        High           Low
1999:
Fourth Quarter (period of November 5 to December 31 for Ordinary Shares)...      $71.13         $27.19    Euro 74.00   Euro 35.75
Third Quarter..............................................................      $30.84         $18.19         -            -
Second Quarter.............................................................      $19.50         $ 8.78         -            -
First Quarter..............................................................      $20.75         $12.38         -            -
1998:
Fourth Quarter.............................................................      $16.25         $ 3.94         -            -
Third Quarter..............................................................      $ 9.38         $ 4.44         -            -
Second Quarter.............................................................      $ 9.94         $ 6.50         -            -
First Quarter..............................................................      $ 8.32         $ 4.75         -            -

As of December 31, 1999, there were 43 record holders of our American depositary
receipts evidencing 16,198,036 American depositary shares.   As of December 31,
1999, there were 38,958,290 ordinary shares outstanding (including 16,198,036 ordinary shares underlying the outstanding American depositary shares and 383,000 treasury shares). All ADS and ordinary share data has been adjusted retroactively to reflect the two for one stock split effected on January 20, 2000. The Company has never declared or paid any cash dividends on its ordinary shares. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. The selected statement of operations data for each of the five years in the period ended December 31, 1999 and the balance sheet data at December 31, 1999, 1998, 1997, 1996, and 1995 respectively have been derived from the Consolidated Financial Statements of the Company, which have been prepared in accordance with generally accepted accounting principles in the United States, and adjusted to reflect the two for one stock split effective January 20, 2000.


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                 1999        1998           1997          1996        1995
                                                 ----        ----           ----          ----        ----
                                                    (in thousands, except per ADS and per  share data)
Consolidated Statement of
 Income Data:
Revenues:
 License fees..............................    $153,747    $108,761         $ 78,478     $64,451     $48,782
 Services..................................      87,896      58,133           35,775      20,686      11,824
                                               --------    --------         --------     -------     -------
  Total revenues...........................     241,643     166,894          114,253      85,137      60,606
Cost of revenues:
 License fees..............................       4,297       3,272            3,773       3,235       2,107
 Services..................................      35,467      23,899           13,107       6,780       4,044
                                               --------    --------         --------     -------     -------
  Total cost of revenues...................      39,764      27,171           16,880      10,015       6,151
                                               --------    --------         --------     -------     -------
Gross margin...............................     201,879     139,723           97,373      75,122      54,455
Operating expenses:
 Sales and marketing.......................     117,960      89,118           68,115      50,038      30,666
 Research and development..................      26,746      19,434           14,050      10,634       8,071
 General and administrative................      19,681      15,394           11,076       7,402       5,706
                                               --------    --------         --------     -------     -------
  Total operating expenses.................     164,387     123,946           93,241      68,074      44,443
                                               --------    --------         --------     -------     -------
Income from operations.....................      37,492      15,777            4,132       7,048      10,012
Interest and other income, net.............       3,101       2,078            1,673       1,849       1,999
                                               --------    --------         --------     -------     -------
Income before provision for
 income taxes and minority
 interest..................................      40,593      17,855            5,805       8,897      12,011
Provision for income taxes.................     (16,813)     (7,316)          (3,184)     (3,737)     (3,963)
Minority interest..........................          --        (252)             256          --          --
                                               --------    --------         --------     -------     -------
Net income.................................    $ 23,780    $ 10,287         $  2,877     $ 5,160     $ 8,048
                                               ========    ========         ========     =======     =======
Basic net income per ADS and per share.....    $   0.66    $   0.30         $   0.09     $  0.16     $  0.25
Diluted net income per ADS and per share...    $   0.60    $   0.29         $   0.09     $  0.15     $  0.24
Weighted average shares--basic.............      36,105      33,931           33,248      32,530      31,686
Weighted average shares--diluted...........      39,534      35,482           33,751      33,848      32,994


                                                                     As of December 31,
                                                                     ------------------
                                                   1999        1998             1997        1996        1995
                                                   ----        ----             ----        ----        ----
                                                                          (in thousands)
Consolidated Balance
  Sheet Data:
Cash, cash equivalents and
  short-term investments...................    $176,233    $ 71,713         $ 39,013     $42,171     $46,702
Total current assets.......................     244,173     121,942           80,020      70,057      66,669
Total assets...............................     272,546     138,085           94,340      80,770      71,013
Total current liabilities..................     105,569      70,838           43,541      28,915      24,431
Long term obligations......................       2,924          --               --          19         121
Shareholders' equity.......................     164,053      67,247           50,799      51,836      46,461



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates, and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects' actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Business Objects develops, markets and supports e-business intelligence software for client/server environments, intranets, extranets, and the internet. Using e-business intelligence, organizations can access, analyze, and share corporate data for better decision making. Business intelligence software tools are designed to help companies turn data into useful business information, thereby leading to increased competitive advantage, new business opportunities, improved customer service, corporate agility and ultimately, increased revenues and profit.

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

Our revenues have increased over each of the periods presented here, reflecting increased sales of licenses of our business intelligence tools and related services. We believe that with the continuing proliferation of the internet and the increasing acceptance of performing business functions over the internet, revenues from our WebIntelligence version of our product should represent an increasing portion of our licensing revenues.

Our gross margins for our license fees are significantly higher than our gross margins generated from the sale of our services. The cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties, which have typically fluctuated from 3% to 5% of the related revenues in recent years. The cost of services, consisting of the cost of providing maintenance, consulting and training, most of which are personnel costs, have fluctuated from 37% of the related revenues in 1997 to approximately 41% of the related revenues in 1998 and 40% in 1999.

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

Results of Operations

  The following table sets forth selected items from our consolidated statements of income expressed as a percentage of total revenues for the periods indicated:


                                                 Year Ended
                                                December 31,
                                                ------------
                                        1999       1998       1997
                                        ----       ----       ----
Revenues:
 License fees........................     64%        65%        69%
 Services............................     36         35         31
                                        ----       ----       ----
   Total revenues....................    100        100        100
                                        ====       ====       ====
Cost of revenues:
 License fees........................      2          2          3
 Services............................     14         14         11
                                        ----       ----       ----
   Total cost of revenues............     16         16         14
                                        ----       ----       ----
Gross margin.........................     84         84         86
Operating expenses:
 Sales and marketing.................     49         53         60
 Research and development............     11         12         12
 General and administrative..........      8          9         10
                                        ----       ----       ----
   Total operating expenses..........     68         74         82
                                        ----       ----       ----
Income from operations...............     16         10          4
Interest and other income, net.......      1          1          1
                                        ----       ----       ----
Income before provision for income
 taxes and minority interest.........     17         11          5
Provision for income taxes...........     (7)        (4)        (2)
                                        ----       ----       ----
Net income...........................     10%         6%         3%
                                        ====       ====       ====
Gross margin:
 License fees........................     97%        97%        95%
 Services............................     60%        59%        63%

Fiscal Years Ended December 31, 1999, 1998 and 1997

Revenues

The following table sets forth information regarding the composition of our revenues and period-to-period changes:

                                                     1999         Percent            1998           Percent          1997
                                                     ----         -------            ----           -------          ----
                                                                  Change                            Change
                                                                  ------                            ------
                                                                              (Dollars in thousands)
License fees............................         $  153,747          41%      $      108,761         39%         $   78,478
     Percentage of total revenues.......                 64%                              65%                            69%
Services.................................            87,896          51%              58,133         62%             35,775
     Percentage of total revenues......                  36%                             35%                             31%
Total revenues...........................           241,643          45%             166,894         46%            114,253

Total revenues increased to $241.6 million in 1999, up from $166.9 million in 1998 and $114.3 million in 1997, representing increases of 45% from 1998 to 1999 and 46% from 1997 to 1998. In each year presented, a majority of our total revenues was derived from license fees for BusinessObjects and related products. Our services revenues were comprised of revenues from maintenance, consulting services and training activities related to licenses of BusinessObjects.

 . License Fees. Revenues from license fees increased approximately $45.0 million or 41% in 1999 over the level achieved in 1998. This compares to an increase of $30.3 million or 39% during 1998 over the level achieved in 1997. The increase in license fees in 1999 was primarily due to increased sales of WebIntelligence, the Company's platform for internet-based installations, and to a lesser extent, increases in BusinessObjects and related software products in all geographic areas into which we sell. The increases in license fees in 1998 reflected increased sales of BusinessObjects and related software products, and to a lesser extent, increases in WebIntelligence in all geographic areas into which we sell. Revenues from license fees of BusinessObjects and related software products comprised the majority of license fee revenue in absolute dollars for all periods presented.

 . Services. Revenues from services increased approximately $29.8 million or 51% from 1998 to 1999. This compares to an increase of $22.4 million or 62% from 1997 to 1998. The increase in revenues from services for each period was primarily due to increases in maintenance and related to increases in our installed customer base and consulting revenues associated with the increased level of licenses of BusinessObjects product and related products or platforms, and to a lesser extent increases in training revenues.

Cost of Revenues

The following table sets forth information regarding our cost of revenues and period-to-period changes:

                                                 Percent               Percent
                                        1999      Change      1998      Change      1997
                                        ----     -------      ----     -------      ----
                                                     (Dollars in thousands)

Cost of license fees...............   $ 4,297      31%      $ 3,272      (13)%    $3 ,773
 Percentage of license fees
   revenues........................        3%                    3%                    5%
Cost of services...................    35,467      48%       23,899        82%     13,107
 Percentage of services revenues...       40%                   41%                   37%
   Total cost of revenues..........    39,764      46%       27,171        61%     16,880
 Percentage of total revenues......       16%                   16%                   14%

 . Cost of License Fees. Cost of license fees consist primarily of materials, packaging, freight, and royalties. Cost of license fees as a percentage of license fee revenues remained relatively flat at 3% for 1999 and 1998, down from 5% in 1997. The decrease from 1997 to 1998 as a percent of related revenues was primarily due to the improved management of inventory levels, and reduction of freight and production costs of documentation.

 . Cost of Services. Cost of services, which consist of the cost of providing consulting, training, and maintenance, increased approximately $11.6 million or 48% in 1999 over the level experienced in 1998. This compares to an increase of $10.8 million or 82% in 1998 over the level experienced in 1997. The increases in such costs in absolute dollars during both years were primarily due to increases in the number of personnel involved in our consulting, training and maintenance activities and, to a lesser extent, to costs associated with subcontracting some training activities. Cost of services as a percentage of service revenues fluctuated from 40% in 1999 to 41% in 1998 and 37% in 1997. The increase in cost of services over the level experienced in 1997 reflects our strategic decision to expand the scope of our service offerings to include in particular consulting services, which has a lower margin, both as a vehicle to increase service revenues and as a stimulus for increased license fees.

Operating Expenses

The following table sets forth information regarding the composition of our operating expenses and period-to-period changes:

                                               Percent                Percent
                                     1999       Change      1998       Change      1997
                                     ----      -------      ----      -------      ----
                                                   (Dollars in thousands)

Sales and marketing.............   $117,960         32%   $ 89,118         31%   $68,115
 Percentage of total revenues...        49%                    53%                   60%

Research and development........     26,746         38%     19,434         38%    14,050
 Percentage of total revenues...        11%                    12%                   12%
General and administrative......     19,681         28%     15,394         39%    11,076
 Percentage of total revenues...         8%                     9%                   10%
   Total operating expenses.....    164,387         33%    123,946         33%    93,241
 Percentage of total revenues...        68%                    74%                   82%

 . Sales and Marketing. Sales and marketing expenses were $118.0 million, or 49% of total revenues, in 1999 as compared to $89.1 million, or 53% of total revenues, in 1998, and $68.1 million, or 60% of total revenues, in 1997. Sales and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, together with amounts paid for advertising and product promotion activities, and related facilities expenses. Sales and marketing expenses increased in absolute dollars in each period as we expanded our sales and marketing organization. This organization grew to 812 people at December 31, 1999 from 607 people at December 31, 1998 and 401 people at
December 31, 1997. Sales and marketing expenses as a percentage of total revenues decreased each year over the prior period, as we experienced better productivity in our sales and marketing organization.

 . Research and Development. Research and development expenses were $26.7 million in 1999, $19.4 million in 1998 and $14.1 million in 1997. Research and development expenses represented 11% of total revenues in 1999, 12% of total revenues in 1998 and 12% of total revenues in 1997. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees, and related facilities costs. The increase in research and development expenses in absolute dollars is due to increased staffing and associated support for software engineers required to expand and enhance our product line. Our research and development organization grew to 243 people at December 31, 1999 from 155 at December 31, 1998 and 116 at December 31, 1997.

 . General and Administrative. General and administrative expenses were $19.7 million, or 8% of total revenues in 1999 as compared to $15.4 million, or 9% of total revenues in 1998 and $11.1 million, or 10% of total revenues in 1997. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and amortization of goodwill. General and administrative expenses increased in absolute dollars in 1999 primarily due to increased amortization of goodwill related to business acquisitions, and for all periods presented due to increased staffing to support our growth, and higher expenditures for legal and accounting services associated with operating a larger company. Goodwill amortization expense totaled $3.1 million in 1999, $1.3 million in 1998 and $600,000 in 1997.

Interest and Other Income, Net

The following table sets forth information regarding the composition of our net interest and other income and period-to-period changes:

                                                    Percent              Percent
                                           1999      Change     1998      Change     1997
                                           ----     -------     ----     -------     ----
                                                       (Dollars in thousands)

Net interest income....................    $2,798        45%    $1,931        77%    $1,088
Other income...........................       265        --          0        --          0
                                           ------               ------               ------
Total interest income and other, net...    $3,101               $2,078               $1,673
                                           ------               ------               ------
Net exchange gain......................    $   38      (75)%    $  147      (75)%    $  585
                                           ------               ------               ------

Interest and other income, net primarily represents net interest income, net gains resulting from foreign currency exchange rate changes, and other income net of related legal expenses from the settlement of a patent infringement action against Brio Technology, Inc.

Net interest income totaled $2.8 million in 1999, $1.9 million in 1998, and $1.1 million in 1997. The increase in net interest income in 1999 was primarily due to interest earned on the $71.8 million we received from the sale of 2,070,000 ordinary shares in France and the rest of Europe in November 1999, and in all years due to interest earned on increased cash available for investing as a result of increased cash provided by operations.

On September 9, 1999, the Company executed a Memorandum of Understanding with Brio Technology Inc. (Brio) in settlement of pending patent litigation. As part of the settlement, the Company dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against the Company involving patent number 5,915,257 and agreed to pay the Company $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. Due to the inherent uncertainties with respect to Brio making the remaining quarterly payments on the settlement, the Company deferred the gain on the settlement and is recognizing it under the cost-recovery method. Under the cost-recovery method, no gain is recognized until cash payments by Brio exceed the legal expenses incurred by the Company. Payments under the settlement are included in interest and other income, net of related legal expenses.


Income Taxes

The following table sets forth information regarding our income taxes:

                                           Percent              Percent
                                  1999      Change     1998      Change     1997
                                  ----     -------     ----     -------     ----
                                              (Dollars in thousands)

Provision for income taxes...    $16,813     130%      $7,316     130%     $3,184
Effective tax rate...........         41%                  41%                 55%

Income taxes totaled $16.8 million in 1999, $7.3 million in 1998, and $3.2 million in 1997. This represented an effective income tax rate of 41% in 1999 and 1998, and 55% in 1997. The 1997 rate was higher due primarily to limitations on our ability to offset net losses for tax purposes in certain jurisdictions against taxable income in other jurisdictions.

Liquidity and Capital Resources

                                                            Percent
                                                  1999       Change     1998
                                                  ----      -------     ----
                                                   (Dollars in thousands)

Working capital.............................   $138,604        171%   $51,104
Cash and cash equivalents...................    176,233        146%    71,713
Net cash provided by operating activities...     46,277         33%    34,714
Net cash used for investing activities......    (21,672)       312%    (5,254)
Net cash provided by financing activities...     90,137      2,098%     4,101

As of December 31, 1999, we had cash and cash equivalents of $176.2 million, an increase of $104.5 million from December 31, 1998. Net cash provided by operating activities for the twelve months ended December 31, 1999 was $46.3 million, as compared to $34.7 million for the same period in 1998. The increase in net cash provided by operating activities in the twelve months ended December 31, 1999 primarily resulted from higher net income, non-cash charges for depreciation and amortization expense and tax benefits from issuance of stock and increases in deferred revenue, partially offset by increases in accounts receivable, prepaids and other current assets.

Net accounts receivable increased to $54.0 million at December 31, 1999 from $42.2 million at December 31, 1998 resulting primarily from an increase in revenue. Accounts receivable days sales outstanding was 65 days as of December 31, 1999 and 79 days at December 31, 1998. The decrease in days sales outstanding in 1999 is the result of our increased collection efforts in 1999. We do not expect days sales outstanding to decrease from current levels, and it will likely increase in the future. In general, due to the level of European sales which tend to have longer collection cycles than North American sales, and the historical pattern of revenue generation towards the end of each quarter, we anticipate that accounts receivable will continue to be substantial in the future.

Our investing activities in each year presented consisted primarily of business acquisitions totaling $12.9 million in 1999 and $1.0 million in 1998, and expenditures for fixed assets totaling $8.8 million in 1999 and $6.8 million in 1998. We had no significant capital commitments as of December 31, 1999 and we currently anticipate that additions to property and equipment for the next year will be comparable to recent past years.

Our net financing activities provided $90.1 million in 1999 and $4.1 million in 1998. Financing activities in 1999 included $71.8 million from the sale of 2,070,000 ordinary shares in France and the rest of Europe in November 1999, $12.4 million from the issuance of shares under employee stock option and purchase plans, $10.6 million from the issuance of notes payable in relation to business acquisitions, partially offset by $4.6 million for the repurchase of
383,000 treasury shares.   Financing activities in 1998 were primarily due to
the issuance of shares under employee stock option and purchase plans.

We believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the foreseeable future.

Year 2000

We developed our current core software tools, BUSINESSOBJECTS and its platform for internet-based installations, WEBINTELLIGENCE, to comply with the Year 2000 Conformity Requirements developed by the British Standards Institute. We have conducted testing on our BUSINESSOBJECTS and WEBINTELLIGENCE software. Although we believe our software to be compliant under most customer environments, we have identified a limitation -- for the specific customer operation of importing and exporting data in certain file formats -- which is due to the regional setting of the user's environment and can be changed by the user. This limitation is only present in version 4.1.6 and earlier versions of our software BUSINESSOBJECTS, and version 2.0.1 and earlier versions of our platform WEBINTELLIGENCE. We believe this limitation is applicable to a limited number of customer environments. We have developed a workaround for this limitation that can be implemented by the customer.

Because our product and platforms are used in conjunction with underlying operating systems, and database, middleware and other software programs, they are necessarily subject to the limitations, including Year 2000 related limitations of third party software. In order to minimize potential Year 2000 compliance issues, we recommend to our customers that they use our current software in conjunction with the most current releases of any third party software. As new versions of the third party software used by our customers become available, we intend to continue to design and test our software as used with the respective third party software against the British Standards Institute definition of Year 2000 Conformity Requirements. However, because we are dependent upon our customers' use of third party software in connection with their use of our software, we cannot assure you that the implementation of our software will not be affected in the future by Year 2000 issues related to modification or revisions in the respective third party software. Furthermore, some of our customers continue to operate older versions of our products that may experience problems associated with the Year 2000 issues. We have been encouraging these customers to migrate to current versions of our software, but some of them may choose not to do so.

We completed the assessment and evaluation phase for our key information and non-information technology systems prior to year end. We also completed an assessment of our key suppliers and vendors that provide us with products, services, and systems, as well as others with whom we transact business on a local and worldwide basis.

We completed our Year 2000 remediation, testing and implementation processes as of December 31, 1999, and we incurred approximately $400,000 in costs to date in connection with the entire process. We did not experience any material interruption of operations associated with the Year 2000 rollover, nor did we experience a material reduction in the sale of our products and services as a result of our potential and current customers' Year 2000 related compliance efforts.

                                  RISK FACTORS

You should carefully consider the risks and uncertainties described below before making an investment decision. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that may adversely affect our company.

Risks related to our business

We target our products to one market and if sales of our products in this market decline, our operating results will be seriously harmed.

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the e-business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the e-business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer.

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

     . Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months.

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

In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. These market fluctuations could affect our stock price.

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

Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements, including BusinessObjects 5.0 and WebIntelligence 2.5, which were recently launched, until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

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

Our success depends in part on our ability to protect our proprietary rights in our intellectual property. Despite precautions we take to protect these rights, unauthorized third parties could copy aspects of our current or future software and platforms or obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as in the United States or France.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we recently litigated a patent infringement claim against Brio Technology, Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

We do not believe that our products infringe the proprietary rights of any third parties. However, in July 1999, Brio Technology, Inc. filed an action alleging that we infringe one of its patents by selling our reporting functionality. Although Brio Technology dismissed this lawsuit as part of a settlement announced in September 1999, other third parties may in the future make claims that our product infringes their technology. We cannot assure you that third parties will never make these types of claims. We believe that software products offered in our target markets increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap.

The potential effects on our business operations resulting from any third party infringement claim that may be filed against us in the future include the following:

     .   we could be forced to cease selling our products;

     .   we would be forced to commit management resources to resolve the claim;

     .   we may incur substantial litigation costs in defense of the claim;

     .   we may be required to indemnify our customers;

     . we may have to expand significant development resources to redesign our products as a result of these claims; and

     . we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us, and these agreements may contain terms that are unfavorable to us.

The loss of our rights to use software licensed to us by third parties could harm our business.

In order to provide a complete product suite, we occasionally license software from third parties, and sub-license this software to our customers. In addition, we license software programs from third parties and incorporate these programs into our own software products. By utilizing third party software in our business, we incur risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology which may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We may not be able to obtain and maintain licensing rights to needed technology on commercially reasonable terms, which would harm our business and operating results.

Failure of our products or computer systems, or those of our customers, suppliers or vendors, to recognize the year 2000 could disrupt the operation of our business.

We have developed our current core software tool, BusinessObjects and, its platform for internet-based installations, WebIntelligence, to comply with the Year 2000 Conformity Requirements developed by the British Standards Institute. However, because we are dependent upon our customers' use of third party software in connection with their use of our software, the implementation of our products and platforms may be affected by Year 2000 issues related to modifications or revisions in the respective third party software. We may face claims based on Year 2000 issues arising from the integration and operation of our products within an enterprise system. Although we believe our software to be compliant under most customer environments, we have identified a limitation -- for the specific customer operation of importing and exporting data in certain file formats -- which is due to the regional setting of the user's environment and can be changed by the user. This limitation is only present in version 4.1.6 and earlier versions of our software BUSINESSOBJECTS, and version 2.0.1 and earlier versions of our platform WEBINTELLIGENCE. We believe this limitation is applicable to a limited number of customer environments. We have developed a workaround for this limitation that can be implemented by the customer.

Furthermore, some of our customers continue to operate older versions of our products that may experience problems associated with Year 2000 issues. We have been encouraging these customers to migrate to current versions of our software, but, as of December 31, 1999, some of them have not migrated to current versions. We may face claims based on Year 2000 issues arising from these customers' operation of our products.

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

To date, we have not experienced any material interruption of operations associated with the Year 2000 rollover, nor have we have not experienced a material reduction in the sale of our products and services as a result of our potential and current customers' Year 2000 related compliance efforts. However, we may experience reduced sales of our products and services as existing and potential customers continue their Year 2000 compliance efforts or remediate their Year 2000 compliance issues in the Year 2000.

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

Because we conduct our business throughout the world, we are subject to a number of risks inherent in international operations, including compliance with various foreign laws, regulations and tax structures, and longer accounts receivable payment cycles outside of the United States. For example, effective February 1, 2000, the standard work week in France was reduced from 39 hours to 35 hours. The majority of our development group (which is responsible for the design, development and release of product enhancements, upgrades and new products) is based primarily in Levallois-Perret, France. This mandated reduction in work hours may result in a decrease in employee productivity per man-hour and an increase in the cost of our France-based operations. In an effort to reduce any negative impact this new regulation may have on our financial condition and results of operations, we have developed various plans to improve employee productivity, including an increase in employee training programs. However, we cannot assure you that our efforts to minimize the effects of this new regulation will be successful, and, if we are not successful in this regard, our financial condition and operating results may suffer.

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to reduce these fluctuations with respect to our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. As of December 31, 1999, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

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

Quarterly Information

The following tables set forth statements of income data for each of the eight quarters in the period ended December 31, 1999 in dollars and as a percentage of total revenues. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in management's opinion, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                                            Three Months Ended
                           --------------------------------------------------------------------------------------------------------
                               Dec. 31,    Sept. 30,    June 30,     Mar 31,      Dec. 31,    Sept. 30,      June 30,     Mar. 31,
                                1999         1999        1999       1999           1998        1998           1998          1998
                               ---------  ----------  ---------     ---------  ---------     --------        ---------    ---------
                                                                                  (In thousands, except per share data)
Consolidated Statements of
Operations Data:
Revenues:
    License fees             $   49,378   $  37,302    $  35,533     $  31,534    $  33,950    $   26,232     $  25,157   $  23,422
    Services                     25,448      22,464       22,010        17,974       17,570        15,025        14,395      11,143
                               ---------   ---------    ---------     ---------     ---------   ---------     ---------    ---------

    Total revenues               74,826      59,766       57,543        49,508       51,520        41,257        39,552      34,565
Cost of revenues:
    License fees                  1,108      1,232         1,142           815          915           781           889         687
    Services                      9,346      8,995         8,850         8,276        7,297         6,253         5,562       4,787
    Total cost of revenues       10,454      10,227        9,992         9,091        8,212         7,034         6,451       5,474
                              ----------   ---------     ---------    ---------     ---------     --------     ---------    --------

Gross margin                     64,372      49,539       47,551        40,417       43,308        34,223        33,101      29,091
Operating expenses:
    Sales and marketing          35,838      28,668       28,106        25,348       25,340        22,214        21,768      19,796
    Research and development     7,824        6,500        6,426         5,996        5,647         4,956         4,697       4,134
    General and administrative   5,614        4,915        4,954         4,198        4,934         3,692         3,552       3,216
                              -----------  ----------   -----------   -----------  -----------   ----------    ----------  ---------

    Total operating expenses    49,276       40,083       39,486        35,542       35,921        30,862        30,017      27,146
                              -----------  ----------    ----------   -----------  -----------   ----------    ----------  ---------

Income from operations          15,096        9,456        8,065         4,875        7,387         3,361         3,084       1,945
Interest and other income, net   1,352          533          645           571          675           618           398         387
                              -----------  ---------     -----------  -----------  -----------   ----------     ---------  ---------

Income before minority
 interest and provision for
 income taxes                   16,448        9,989        8,710         5,446        8,062         3,979         3,482       2,332

Provision for income taxes      (6,913)      (4,096)      (3,571)       (2,233)      (3,305)       (1,631)       (1,428)       (952)

Minority interest                  --           --           --            --          (138)          (40)          (74)         --
Net income                    $  9,535     $  5,893     $  5,139      $  3,213      $ 4,619       $ 2,308     $   1,980     $ 1,380
                              =========   =========     =========     ==========    ==========     =========     ========   ========

Net income per share--basic      $0.25        $0.16        $0.15         $0.09        $0.13         $0.07         $0.06       $0.04
                              =========   =========     =========     ===========   ==========     =========     ========   ========

Shares used in computing net
 income per share--basic       38,057       36,015        35,242        34,854       34,306        33,950        33,884      33,565
Net income per share--diluted   $0.23        $0.15         $0.14         $0.08        $0.13         $0.07         $0.06       $0.04
                             =========   ==========     =========     ===========   ==========     =========     ========   ========

Shares used in computing net
 income per share--diluted    42,266        39,439        38,035        38,140       36,061        35,248        35,901      34,878

                                                                    Three Months Ended
                                                                    ------------------
                              Dec. 31,    Sept. 30,    June 30,     Mar. 31,    Dec. 31,     Sept. 30,     June 30,       Mar. 31,
                               1999        1999          1999         1999        1998         1998         1998           1998
                              ---------  -------      ---------    ---------   ---------    ---------     ---------      ---------

Consolidated Statements of
Operations Data:
Revenues:
     License fees               66.0%       62.4%         61.8%         63.7%       65.9%        63.6%          63.6%        67.8%
     Services                   34.0        37.6          38.2          36.3        34.1         36.4           36.4         32.2
                            -------------------------------------------------------------------------------------------------------
     Total revenues            100.0%       100.0%        100.0%        100.0%      100.0%      100.0%         100.0%        100.0%
Cost of revenues:
     License fees               1.5          2.1           2.0           1.7         1.8          1.9            2.2          2.0
     Services                   12.5        15.0          15.4          16.7        14.2         15.2           14.1         13.8
     Total cost of revenues     14.0        17.1          17.4          18.4        15.9         17.1           16.3         15.8
                              -----------------------------------------------------------------------------------------------------
Gross margin                    86.0        82.9          82.6          81.6        84.1         82.9           83.7         84.2
Operating expenses:
     Sales and marketing        47.9        48.0          48.8          51.2        49.2         53.8           55.0         57.3
     Research and development   10.5        10.9          11.2          12.1        11.0         12.0           11.9         12.0
     General and administrative 7.4          8.2           8.6           8.5        9.6           8.9            9.0          9.3
                               ----------------------------------------------------------------------------------------------------
     Total operating expenses   65.8        67.1          68.6          71.8       69.7          74.7           75.9         78.5
                               ----------------------------------------------------------------------------------------------------
Income from operations          20.2        15.8          14.0           9.8       14.3           8.2            7.8          5.6
Interest and other income, net   1.8         0.9           1.1           1.2        1.3           1.5            1.0          1.1
                               ----------------------------------------------------------------------------------------------------
Income before minority
 interest and provision for
 income taxes                   22.0        16.7          15.1           11.0      15.6           9.7            8.8          6.7
Provision for income taxes      (9.1)       (6.8)         (6.2)          (4.5)     (6.4)         (4.0)          (3.6)        (2.8)
Minority interest               0.0          0.0           0.0            0.0      (0.3)         (0.1)          (0.2)        (0.0)
Net income                      12.7%       9.9%           8.9%           6.5%      9.0%          5.6%           5.0%         4.0%
                              =====================================================================================================

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

  As of December 31, 1999, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income.We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

  We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to alleviate these fluctuations with respect to most of our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of December 31, 1999, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure. For the year ended December 31, 1999, a combined variation of 10% of the exchange rates of the main currencies in which we conduct business--the Euro, the British pound sterling and the Japanese yen--against the U.S. dollar would have generated a combined 7% variation of our revenues, partially offset by a 6% combined variation of expenses.

Item 8. Financial Statements and Supplementary Data

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Business Objects S.A.

We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                          /s/  Ernst & Young LLP


San Jose, California
January 31, 2000

                             Business Objects S.A.

                          Consolidated Balance Sheets
             (In thousands, except for per ordinary share amounts)





                                                                     December 31,
                                                                   1999        1998
                                                                 ---------   ---------
Assets
Current assets:
 Cash and cash equivalents....................................   $176,233    $ 71,713
 Accounts receivable, net of allowances
   of $1,650 and $1,672 at
   December 31, 1999 and1998, respectively....................     53,993      42,236
   Inventories................................................        153         393
   Deferred tax assets, net...................................      5,997       3,958
   Prepaid and other current assets...........................      7,797       3,642
                                                                 --------    --------
    Total current assets......................................    244,173     121,942
Goodwill and other intangible assets, net.....................     12,556       1,460
Property and equipment, net...................................     13,831      13,804
Deposits and other assets.....................................      1,986         879
                                                                 --------    --------
Total assets..................................................   $272,546    $138,085
                                                                 ========    ========
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable.............................................   $ 11,780    $ 10,439
 Accrued payroll and related expenses.........................     23,994      16,597
 Income taxes payable.........................................     10,863       7,337
 Deferred revenue.............................................     31,849      21,684
 Value added taxes payable....................................      4,032       4,450
 Other current liabilities....................................     15,416      10,331
 Notes payable- current portion...............................      7,635          --
                                                                 --------    --------
   Total current liabilities..................................    105,569      70,838
Notes payable.................................................      2,924          --
Commitments and contingencies
Shareholders' equity:
 Ordinary shares, Euro 0.10 nominal value ($0.10 U.S. as of
 December 31, 1999): authorized 74,033
 at December 31, 1999 and 72,486 at
 December 31, 1998; issued and outstanding--
 38,958 and 34,511 at December 31, 1999
 and 1998, respectively.......................................      3,522       3,166
 Additional paid-in capital...................................    126,026      38,705
 Treasury shares, 383 shares at December 31, 1999.............     (4,611)         --
 Retained earnings............................................     52,174      28,394
 Accumulated other comprehensive loss.........................    (13,058)     (3,018)
                                                                 --------    --------
Total shareholders' equity....................................    164,053      67,247
                                                                 --------    --------
Total liabilities and shareholders' equity....................   $272,546    $138,085
                                                                 ========    ========

See accompanying notes.

                             Business Objects S.A.

                       Consolidated Statements of Income
           (In thousands, except per ADS and per ordinary share data)


                                      Year Ended December 31,
                                 ---------------------------------
                                   1999        1998        1997
                                 ---------   ---------   ---------

Revenues:
 License fees.................   $153,747    $108,761    $ 78,478
 Services.....................     87,896      58,133      35,775
                                 --------    --------    --------
   Total revenues.............    241,643     166,894     114,253
Cost of revenues:
 License fees.................      4,297       3,272       3,773
 Services.....................     35,467      23,899      13,107
                                 --------    --------    --------
   Total cost of revenues.....     39,764      27,171      16,880
                                 --------    --------    --------
Gross margin..................    201,879     139,723      97,373
Operating expenses:
 Sales and marketing..........    117,960      89,118      68,115
 Research and development.....     26,746      19,434      14,050
 General and administrative...     19,681      15,394      11,076
                                 --------    --------    --------
   Total operating expenses...    164,387     123,946      93,241
                                 --------    --------    --------
Income from operations........     37,492      15,777       4,132
Interest and other
  income, net.................      3,063       1,931       1,088
Net foreign currency
  exchange gain...............         38         147         585
                                 --------    --------    --------
Income before provision for
 income taxes and
 minority interest............     40,593      17,855       5,805
Provision for income taxes....    (16,813)     (7,316)     (3,184)
Minority interest.............         --        (252)        256
                                 --------    --------    --------
Net income....................   $ 23,780    $ 10,287    $  2,877
                                 ========    ========    ========
Net income per ADS and
 per share--basic.............      $0.66       $0.30       $0.09
                                 ========    ========    ========
 ADS and shares used in
   computing net income
   per ADS and per
   share--basic...............     36,105      33,931      33,248
                                 ========    ========    ========
Net income per ADS and
 per share--diluted...........      $0.60       $0.29       $0.09
                                 ========    ========    ========
 ADS and shares and common
   share equivalents used
   in computing net income
   per ADS and per
   share--diluted.............     39,534      35,482      33,751
                                 ========    ========    ========

See accompanying notes.

                             Business Objects S.A.

                Consolidated Statements of Shareholders' Equity
                                 (In thousands)


                                                                                                             Accumulated    Total
                                   Ordinary Shares    Additional  Treasury Shares                              Other        Share
                                   ---------------     Paid-in    ---------------  Retained   Unearned    Comprehensive    holders'

                                  Share    Amount     Capital    Shares   Amount   Earnings   Compensation    Income       Equity
                                 ------   ------   ----------  -------- -------   --------   ------------   ------------   ---------


Balance at December 31, 1996....    32,770   $3,017   $ 33,036     --  $    --    $15,230     $   (62)      $    615      $  51,836
Issuance of stock pursuant to
 employee stock option plans....       571       49        406     --       --       --          --             --              455
Issuance of ordinary shares
 under Employee Stock
 Purchase Plans.................       214       18        828     --       --       --          --             --              846
Amortization of unearned
 compensation related to
 stock options..................       --       --         --       --       --      --         62             --                62
Components of comprehensive
 income (loss)
 Translation adjustment.........       --       --         --       --       --      --          --          (5,277)         (5,277)

 Net income.....................       --       --         --       --       --      2,877       --            --             2,877
                                                                                                                            --------

Total comprehensive income (loss)                        --       --       --        --          --             --           (2,400)

                                    ------   ------   --------   -------- -------- --------   ---------     ---------       --------

Balance at December 31, 1997.....   33,555    3,084     34,270     --       --     18,107         --          (4,662)         50,799
Issuance of stock pursuant to
 employee stock option plans.....      639       56      2,719     --       --       --            --           --             2,775
Issuance of ordinary shares under
 Employee Stock Purchase  Plans..      317       26      1,316     --        --      --             --          --             1,342
Tax benefit of Nonqualified Stock
 Options.........................                          400     --        --      --              --         --               400
Components of comprehensive income
 Translation adjustment.......       --       --           --      --        --      --              --         1,644         1,644
 Net income...................       --       --           --      --               10,287           --          --          10,287
                                                                                                                            --------
Total comprehensive income....       --       --           --      --        --          --          --                      11,931
                                 ------   ------     --------   --------   --------    --------   ----------  ---------     --------
Balance at December 31, 1998..     34,511     3,166    38,705     --         --      28,394          --       (3,018)        67,247
Issuance of ordinary shares,
 net of expenses of $5,813....      2,070       166    71,678     --         --          --              --       --         71,844
Issuance of stock pursuant to
 employee stock option plans..      1,922       154    9,008     --         --          --              --       --           9,162
Issuance of ordinary shares
 under Employee Stock
 Purchase Plans...............     455       36        3,195         --         --      --              --             --     3,231
Purchase of treasury shares..       --       --           --        383     (4,611)     --              --             --    (4,611)
Tax benefit of issuance of
 ordinary shares.............       --       --        1,036         --         --      --              --             --     1,036
Tax benefit of Nonqualified
 Stock Options...............       --       --        2,404         --         --      --              --             --     2,404
Components of comprehensive income
 Translation adjustment.......      --       --           --         --         --      --              --        (10,040)  (10,040)

 Net income...................      --       --           --         --         --      23,780          --             --    23,780
                                                                                                                           --------
Total comprehensive income...       --       --           --         --         --      --              --             --    13,740
                                ------   ------     --------   --------   --------    --------   -------------    --------  --------

Balance at December 31, 1999..  38,958   $3,522     $126,026        383    $(4,611)    $52,174   $      --       $(13,058) $164,053
                                ======   ======     ========   ========   ========    ========   =============    ======== ========

See accompanying notes.

                             Business Objects S.A.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Year Ended December 31,
                                                                            ------------------------
                                                                            1999       1998       1997
                                                                            ----       ----       ----

Cash Flows from Operating Activities:
 Net income..............................................                  $ 23,780    $10,287    $  2,877
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization..........................                     6,896      5,385       4,179
  Recognition of investment grant........................                        --       (712)         --
  Amortization of goodwill and other intangible assets...                     3,546      1,254         598
  Compensation expense...................................                        --         --          62
  Deferred income taxes..................................                    (1,861)    (2,768)       (257)
  Tax benefits from issuance of stock....................                     3,440        400          --
  Changes in operating assets and
   liabilities:
   Accounts receivable, net..............................                   (14,130)    (6,056)    (12,914)
   Inventories...........................................                       208        (28)        131
   Prepaid and other current assets......................                    (4,495)      (475)     (2,326)
   Deposits and other assets.............................                      (142)      (162)       (151)
   Accounts payable......................................                     2,307      2,043       4,017
   Accrued payroll and related expenses..................                     8,934      9,673       3,089
   Income taxes payable..................................                     3,396      6,160       1,310
   Deferred revenue......................................                    11,141      4,323       7,007
   Value added taxes and other current
    liabilities..........................................                     3,257      5,390       1,297
                                                                           --------    -------    --------
Net cash provided by operating activities................                    46,277     34,714       8,919
Cash Flows from Investing Activities:
 Purchases of property and equipment.....................                    (8,807)    (6,787)     (6,332)
 Business acquisitions, net of cash acquired.............                   (12,865)      (972)     (2,640)
 Purchases of short term investments.....................                        --         --     (70,374)
 Proceeds from sales of short-term
  investments............................................                        --      2,505      86,047
                                                                           --------    -------    --------
 Net cash provided by (used for)
  investing activities...................................                   (21,672)    (5,254)      6,701
Cash Flows from Financing Activities:
 Issuance of shares......................................                    84,189      4,117       1,301
 Purchase of treasury shares.............................                    (4,611)        --          --
 Issuance of notes payable...............................                    10,559         --          --
 Principal payments on capital
  lease obligations......................................                        --        (16)        (93)
                                                                           --------    -------    --------
Net cash provided by financing activities................                    90,137      4,101       1,208
 Effect of foreign exchange rate changes
  on cash and cash equivalents...........................                   (10,222)     1,644      (2,182)
                                                                           --------    -------    --------
 Net increase in cash and cash equivalents...............                   104,520     35,205      14,646
 Cash and cash equivalents at the
  beginning of the year..................................                    71,713     36,508      21,862
                                                                           --------    -------    --------
 Cash and cash equivalents at end of
  the year...............................................                  $176,233    $71,713    $ 36,508
                                                                           ========    =======    ========
 Supplemental disclosures of non-cash
  activities:............................................                        --         --          --
Supplemental disclosures of cash flow
 information:
  Cash paid for income taxes.............................                  $ 12,047    $ 6,903    $  1,837

See accompanying notes.

                             Business Objects, S.A.

                  Notes to Consolidated Financial Statements--
                             Business Objects S.A.


1.   Organization and Summary of Significant Accounting Policies

 . Organization and Basis of Presentation. Business Objects S.A. (the Company) was organized in 1990 as a societe anonyme, or limited liability company, under the laws of the Republic of France. The Company develops, markets, and supports e-business intelligence software for client/server environments, intranets, extranets and the internet. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority controlled subsidiaries, after elimination of intercompany transactions and balances.

During 1998, the Company acquired an additional 29% of the outstanding shares of its Italian distributor, increasing its ownership to 80%. In March 1999, the Company exercised its option to purchase the remaining 20% of outstanding shares. The transactions have been recorded using the purchase method.

During March 1999, the Company acquired 9.5% of the outstanding shares of its Norwegian distributor in a transaction recorded using the cost method of accounting. In April 1999, the Company acquired all the outstanding shares of a Dutch consulting firm. This transaction has been recorded using the purchase method. In October 1999, the Company acquired all the outstanding shares of a UK based developer of set-based analysis technology for customer selection and segmentation applications in a transaction accounted for using the purchase method of accounting.

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

 . Translation of Financial Statements of Foreign Entities. The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," while the Company's reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the year. Translation gains or losses are recorded as a separate component of shareholders' equity, and transaction gains and losses are reflected in net income.

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

In accordance with SOP 97-2, as amended by SOP 98-4 and SOP 98-9, revenue from product licensing fees, whether sold directly or through distributors, is recognized when the product is delivered, evidence of an arrangement has been received, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed. In software arrangements that include rights to multiple software products, post-contract customer support, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence. Beginning on January 1, 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the Company's results of operations.

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

 . Net Income Per ADS and Per Share. Basic net income per ADS and per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per ADS and per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants.

Net income per share and per ADS have been adjusted for all periods presented to reflect the two for one stock split of its ordinary shares and ADS effective January 2000.

 . Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with maturity dates of greater than three months and less than one year are considered to be short-term investments. Cash equivalents include marketable securities that are principally money market funds, certificates of deposit and term deposits.

All of the Company's cash and cash equivalents are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at December 31, 1999 and 1998. Unrecognized gains or losses on available-for-sale securities are included net of tax in equity until their disposition. Realized gains and losses and declines in value judged to be otherthantemporary on available-for-sale securities are included in net interest income. The cost of securities sold is based on the specific identification method.

 . Inventories. Inventories consist principally of software media and related documentation stated at the lower of lower of average or market cost.

 . Software Development Costs. The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company's development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company's products has been of relatively short duration, costs qualifying for capitalization were insignificant during the years ended December 31, 1999 and 1998. There were no capitalized software development costs at December 31, 1999 and 1998.

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

 .  Advertising Costs.  The Company expenses advertising expenses as incurred.
Advertising expenses totaled $2,750,000,    $1,189,000 and $1,672,000 for the
years ended December 31, 1999, 1998, and 1997, respectively.

Recent Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (FAS 133)..In June 1999, the Board issued FAS 137, "Accounting for Derivative Instruments and Hedging Activity- Deferral of the Effective Date of FAS Statement No. 133", which deferred the effective date of FAS 133 until fiscal years beginning after June 15, 2000. FAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not believe that FAS 133 will have a significant impact on its consolidated financial position, results of operations, or cash flows.

 . Introduction of the European Economic and Monetary Union (EMU). On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their sovereign currencies and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and is available for non-cash transactions. The Company expended resources, reviewed and modified pricing policies in the new economic environment, analyzed the legal and contractual implications for contracts, evaluated system capabilities, and ensured that banking vendors support its operations in Euro-related transactions. The Company has modified its business operations and systems to accommodate the Euro conversion, and as of December 31, 1999, the cost of these modifications has not significantly affected its operating results.

 . Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

2.   Cash and Cash Equivalents

          The Company's cash and cash equivalents are as follows (in thousands):

                                           December 31,
                                        ------------------
                                          1999      1998
                                        --------   -------
Cash and cash equivalents:
 Cash................................   $ 26,529   $48,631
 Certificates of deposit.............     61,395        --
 Money market funds..................     88,309    23,082
                                        --------   -------
   Total cash and cash equivalents...   $176,233   $71,713
                                        ========   =======

     Unrealized holding gains and losses on available-for-sale securities at December 31, 1999 and 1998 and gross realized gains and losses on sales of available-for-sale securities during 1999, 1998 and 1997 were insignificant.

3.   Property and Equipment

          Property and equipment consists of the following (in thousands):


                                                   December 31,
                                               ---------------------
                                                 1999        1998
                                               ---------   ---------
Office and computer equipment...............   $ 28,150    $ 22,287
Leasehold improvements......................      5,237       4,421
                                               --------    --------
 Total property and equipment...............     33,387      26,708
Accumulated depreciation and amortization...    (19,556)    (12,904)
                                               --------    --------
 Property and equipment, net................   $ 13,831    $ 13,804
                                               ========    ========

Depreciation and amortization expense related to property and equipment totaled $6,896,000, $5,385,000, and $4,179,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

4.   Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or shareholders' equity.

The components of comprehensive income (loss) are as follows (in thousands):



                                                          December 31,
                                                   1999       1998       1997
                                                 ---------   -------   --------
Net income....................................   $ 23,780    $10,287   $ 2,877
Change in cumulative translation adjustment...    (10,040)     1,644    (5,277)
                                                 --------    -------   -------
Total comprehensive income (loss).............   $ 13,740    $11,931   $(2,400)
                                                 ========    =======   =======

5.   Investment Grant

In May 1992, the Company was awarded a grant from the French Ministry of the Economy, Finance, and the Budget. The Company received FF 2,500,000 in August 1992 and FF 1,500,000 in December 1993 from this grant. Due to the achievement of certain milestones, this grant was recognized as income and booked as other income during 1998. Using the end of period exchange rate at December 31, 1998, the dollar equivalent of the grant recognized was $711,000.

6.   Acquisitions

During April 1997, the Company exercised its option to acquire 51% of the outstanding shares of a division of Datamat Ingegneria dei Sistemi S.p.A. ("Datamat"), its Italian distributor, in exchange for $1,300,000 in cash. During April 1998, the Company exercised its option to acquire an additional 29% of the outstanding shares of its Italian distributor in exchange for $982,000, increasing the Company's ownership interest to 80%. During March 1999, the Company exercised its option to the remaining 20% of the outstanding shares in exchange for $1,024,000 in cash. The cost of the originally purchased shares and the additional shares has been fully allocated to goodwill, and is being amortized over a three-year period beginning in April 1997.

During May 1997, the Company acquired all the outstanding shares of Delphi Software A.G. ("Delphi"), its Swiss distributor, in exchange for approximately $864,000 in cash. Goodwill of approximately $1,058,000 was recorded as a result of the purchase, and is being amortized over three years.

During April 1999, the Company acquired all the outstanding shares of Prophecy Holding B.V., the sole shareholder of Prophecy Automatisering B.V. ("Prophecy"), a Dutch consulting firm predominately focused on decision support solutions as they relate to packaged applications. The aggregate purchase price, including direct acquisition costs, was $3,075,000 in cash plus notes payable totaling $3,000,000. The notes are payable in two installments, with $2,000,000 payable in April 2000 and the remaining $1,000,000 payable in April 2001, subject to certain contingencies relating to continuing employment of the principals of Prophecy. $5,278,000 of the purchase price has been allocated to goodwill and is being amortized over a five year period beginning in April 1999.

During October 1999, the Company acquired all the outstanding shares of Next Action Technology, Ltd. ("NAT"), a UK-based developer of set-based analysis technology for customer selection and segmentation applications. The total purchase price including direct acquisition costs was $8,396,000, including notes payable of $7,559,000. The notes bear interest at 5% and are due in four installments, with $4,600,000 due April 2000, $1,035,000 due December 2000, $985,000 due December 2001 and $938,000 due December 2002. The three final installments due December 2000, 2001 and 2002 are subject to certain contingencies relating to continuing employment of the NAT principals. The total purchase price has been allocated to goodwill and other intangible assets, and is being amortized over the estimated useful life of the assets that range from 1 to 5 years.

The Company has accounted for the acquisition of Datamat, Delphi, Prophecy and NAT using the purchase method, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. Accumulated amortization of goodwill and other intangible assets totaled $ 5,384,000 at December 31,1999 and $1,852,000 at December 31, 1998.

The unaudited combined pro-forma results of operations of the Company for fiscal 1999, assuming the business combinations had occurred at the beginning of fiscal 1999, would have resulted in net revenue of $242.8 million, net income of $22.3 million, and diluted net income per ADS and per share of $0.56. The unaudited pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed at the beginning of fiscal 1999, nor is it necessarily indicative of future operating results.

During March 1999, the Company purchased 9.5% of the outstanding shares of its Norwegian distributor, Component Software Nordic A.S. in exchange for $864,000 in cash. This acquisition has been accounted for under the cost method of accounting.

7.   Commitments and Contingencies

Commitments. The Company leases its facilities and certain equipment under operating leases that expire through 2006. Future minimum lease payments under operating leases due for the fiscal years ending December 31 are as follows (in thousands):

         2000......................................   $12,441
         2001......................................    13,237
         2002......................................     8,967
         2003......................................     7,352
         2004......................................     7,023
         Thereafter................................    10,898
                                                      -------
         Total.....................................   $59,918

Rent expense under all operating leases was approximately $9,200,000, $7,000,000 and $5,800,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company leases certain facilities under operating leases that contain free rent periods. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as deferred rent and is included in other current liabilities. The deferred rent liability under these leases was $464,000 and $618,000 at December 31, 1999 and 1998.

Legal matters. On September 9, 1999, the Company executed a Memorandum of Understanding with Brio Technology Inc. (Brio) in settlement of pending patent litigation. As part of this settlement, the Company dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against the Company involving patent number 5,915,257 and agreed to pay the Company $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. Due to the inherent uncertainties with respect to Brio making the remaining quarterly payments on the settlement, the Company deferred the gain on the settlement and is recognizing it under the cost-recovery method. Under the cost-recovery method, no gain is recognized until cash payments by Brio exceed the legal expenses incurred by the Company. Payments under the settlement are included in interest and other income, net of related legal expenses.

The Company is involved in various legal proceedings arising in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations, or cash flows.

8.  Shareholders' Equity

 . Stock Split. In January 2000, the Company effected a two-for-one stock split of its ordinary shares and American depositary shares. All share and per share information have been adjusted to reflect this change.

 . Ordinary shares. During November 1999, the Company sold 2,070,000 ordinary shares in a public offering in France and the rest of Europe made in connection with a listing on the Premier Marche of the ParisBourseSBF in France. Net proceeds from the offering were $71.8 million after deducting underwriting discounts, commissions and other related expenses.

 . Conversion of share capital into Euro. During May, 1999 at the annual shareholders' meeting, the shareholders authorized the Board to convert the nominal value of the Company's ordinary shares from French Francs to the Euro. During November 1999, the Company's Board of Directors approved the conversion of the nominal value into Euro. All nominal value and option and warrant exercise price data have been adjusted to reflect this change.

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

The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its share capital, funded by a transfer of at least 5% of the Company's net income per year to such legal reserve. The legal reserve balance requirement was $352,000 and $317,000 as of December 31, 1999 and 1998, respectively. The legal reserve is distributable only upon the liquidation of the Company. The Company's statuts also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the general meeting of shareholders.

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

 . Stock Repurchase Program. In October 1998, the Board of Directors approved the implementation of a share repurchase program whereby the Company may repurchase up to 2,000,000 of its ordinary shares or ADSs. In May 1999, the Company repurchased on the Nasdaq National Market a total of 383,000 shares for an aggregate cost of $4,611,000.

 . Stock Option Plans. The Company's 1991 and 1993 Stock Option Plans (the 1991 and 1993 Plans) have expired in 1996 and 1998, respectively, and the 1994 Stock Option Plan (1994 Plan) has expired as of August 16, 1999.

On May 4, 1999, the shareholders of the Company approved a new stock option plan (the 1999 Plan) pursuant to which the Board of Directors was authorized to issue options corresponding to 1,750,000 shares. The 1999 Plan provides, in accordance with French regulations applicable to companies listed on a French stock exchange, that the option price may not be less than the higher of (i) 100% of the closing price as reported on the French stock exchange on the last trading day prior to the date of grant, or (ii) 80% of the average of the closing prices on such market over the twenty trading days preceding the grant date.

The 1994 and 1999 Plans are intended to qualify as incentive stock option plans within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting schedule of option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The options granted under the both Plans are exercisable up to ten years from the date of grant (other than options granted to employees in the United Kingdom, which have a term of seven years less one day).

The Board of Directors approved an Option Exchange Program on July 28, 1997. The exchange period ended on September 2, 1997 (the 1997 Program). All employees, including executive officers and officers, were eligible to participate in the 1997 Program, with the exception, however, of the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Under the 1997 Program, participating employees were permitted to exchange one or more of their outstanding options with an exercise price above 25 French francs per share (equivalent to approximately $4 per share based on the exchange rate at September 2, 1997, and equal to the fair market value of the stock as of that date), on a one-for-one basis for new options. In consideration for the new exercise price, the number of shares vested under the new option for the entire twelve months following the exchange date was determined to be equal to only 50% of the shares vested under the old option as of the exchange date. As of September 2, 1998, the new options became exercisable to the same extent as the old option would have been, had no exchange taken place. Specific exercisability features of new options granted to French employees were provided in order to eliminate any potential social security costs arising from the exercise of the new options and disposition of underlying shares prior to the expiration of a five-year period from the date of the exchange. For these optionees, it was provided that no repriced option may be exercised prior to September 2, 1999. After September 2, 1999, the new options shall be exercisable to the same extent as the old options would have been had no exchange taken place. Approximately 2,282,000 options were cancelled and granted as a result of the 1997 Exchange Program.

In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period following the grant of the option. The law applies to all options exercised after January 1, 1997. However, the Company has not recorded a liability for social charges on options granted prior to January 1, 1997 due to the legislation passed in July 1998, which legislation removed under certain conditions the retroactivity of social charges on options granted prior to such date. Therefore, options granted by the Company prior to January 1, 1997 will not give rise to social charges provided that they were exercised after March 31, 1998.

Options granted on or after January 1, 1997 are subject to social charges on an exercise gain if the shares are sold or disposed of within five years from the date of grant. Currently, for options issued after January 1, 1997, holders of such options are not permitted to sell or dispose their shares within five years of the date of grant and, therefore, no social charges will be due on these options.

 . Employee Stock Purchase Plans. The Company has an Employee Stock Purchase Plan intended to qualify under the provisions of sections 421 and 423 of the 1986 Internal Revenue Code of the United States under which 330,000 shares were authorized for issuance by the shareholders in 1998, and an additional 520,000 shares were authorized for issuance in May 1999. Under the terms of this plan, employees may contribute via payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. The Company issued approximately 236,000 shares under the plan in 1999 and 182,000 shares in 1998. There are approximately 655,000 shares available for issuance under the plan as of December 31, 1999.

In addition, the Company also has an Employee Stock Purchase Plan available to the Company's French employees as part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. Under this plan, 270,000 shares were authorized for issuance in 1998, and an additional 180,000 shares were authorized for issuance in May

1999. Stock purchases are limited under this plan to 10% of an employee's compensation received during the offering period. The Company issued approximately 219,000 shares under the plan in 1999 and 135,000 shares in 1998. There are approximately 232,000 shares available for issuance under the plan as of December 31, 1999.

 . Stock Based Compensation. Pro forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options for 1999, 1998, and 1997 was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 5% for 1999 and 1998 and 6% for 1997 and a weighted average expected option life of six months and three years for options granted under Employee Stock Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company's ordinary shares was assumed to be 79%, 77% and 70% for 1999, 1998 and 1997, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net income and pro forma net income per share information):

                                                            1999      1998      1997
                                                           -------   -------   ------
Net income as reported..................................   $23,780   $10,287   $2,877
Pro forma net income....................................   $21,602   $ 3,689   $  291
Net income per ADS and per share as reported--basic.....   $  0.66   $  0.30   $ 0.09
Pro forma net income per ADS and per share --basic......   $  0.60   $  0.11   $ 0.01
Net income per ADS and per share as reported--diluted...   $  0.60   $  0.29   $ 0.09
Pro forma net income per ADS and per share --diluted....   $  0.55   $  0.10   $ 0.01

The above effects on pro forma disclosure prior to are not likely to be representative of the effects on pro forma net income and net income per ADS and per share in future years because they do not take into consideration pro forma compensation expense related to grants made prior to the Company's 1995 fiscal year.

The weighted average fair value calculated under FAS 123 for stock options granted during 1999, 1998 and 1997 was $10.76, $3.95 and $2.05 per share, respectively. The weighted-average fair value of shares purchased under employee stock purchase plans during 1999, 1998 and 1997 was $3.42, $2.39 and $1.64, respectively.

A summary of the Company's stock option activity under all Plans is summarized as follows:

                                                               Options Outstanding
                                                               ----------------------
                                                                          Weighted
                                                                       Average Price
                                             Options       Number        Per Share
                                            Available     of Shares      (in Euro)
                                           -----------   -----------   --------------

Balance at December 31, 1996............    2,251,362     3,524,180             5.40
 Shares reserved........................    2,000,000            --               --
 Granted................................   (4,353,152)    4,353,152             4.13
 Canceled...............................    2,928,076    (2,928,076)            6.29
 Exercised..............................           --      (570,732)            0.70
                                           ----------    ----------            -----
Balance at December 31, 1997............    2,826,286     4,378,524             4.14
 Shares reserved........................    1,500,000            --               --
 Granted................................   (2,975,450)    2,975,450             6.47
 Canceled...............................    1,270,408    (1,270,408)            5.17
 Exercised..............................           --      (638,028)            3.76
 Expired (1991 and 1993 Option Plans)...   (1,054,348)           --               --
                                           ----------    ----------            -----
Balance at December 31, 1998............    1,566,896     5,445,538             5.22
 Shares reserved........................    1,750,000            --               --
 Granted................................   (2,482,500)    2,482,500            19.49
 Canceled...............................      644,516      (644,516)            6.74
 Exercised..............................           --    (1,922,104)            4.55
 Expired (1994 Option Plans)............     (581,966)           --               --
                                           ----------    ----------            -----
Balance at December 31, 1999............      896,946     5,361,418            11.82
                                           ==========    ==========            =====

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 1999:


                                                                                         Stock Options
                                             Stock Options Outstanding                    Exercisable
                                             -------------------------                   -------------
                                                     Weighted
                                                     Average
                                                    Remaining       Weighted                        Weighted
                                                   Contractual       Average                        Average
                                        Number         Life         Exercise         Number         Exercise
Range of Exercise Prices in Euro      of Shares      in Years     Price in Euro     of Shares     Price in Euro
-----------------------------------   ----------   ------------   -------------   -------------   -------------

    0.28   -    3.09                      45,812            3.5            0.71          45,812            0.71
    3.10   -    6.18                   1,581,410            7.0            4.58         669,521            4.33
    6.19   -    9.27                   1,368,016            7.1            6.79         395,521            6.92
    9.28   -   12.36                     546,330            8.0           11.90           8,424           11.88
    12.37  -   15.45                     621,100            8.9           13.25              --              --
    18.54  -   21.63                     384,650            9.1           19.79             853           19.79
    24.72  -   27.81                     220,000            9.8           27.72              --              --
    27.82  -   30.90                     594,100            8.5           30.89              --              --
                                       ---------            ---           -----       ---------           -----
All options                            5,361,418            7.8           11.82       1,120,131            5.16
                                       =========            ===           =====       =========           =====


For certain options granted under the 1991 and 1993 Plans, the Company recognized as compensation the excess of the fair value of the common stock issuable upon exercise of such options over the aggregate exercise prices of such options. The compensation expense was amortized ratably over the vesting period of the options.The compensation expense related to options granted was $62,000 for the year December 31, 1997. There was no compensation expense related to option grants for the years ended December 31, 1999 and 1998.

 . Warrants. On April 25, 1995, the Board of Directors approved the issuance of warrants to purchase 24,000 shares to a Director with an exercise price of Euro
5.55 per share, vesting at a rate of 33.33% per year from June 22, 1995. The warrants were issued in June 1995 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. All these warrants were outstanding as of December 31, 1999.

On April 28, 1997, the Board of Directors approved the issuance of warrants to purchase a total of 96,000 shares to four Directors with an exercise price of Euro 4.22 per share. These warrants vest monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. All these warrants were outstanding as of December 31, 1999.

On April 28, 1998, the Board of Directors approved the issuance of warrants to purchase a total of 140,000 shares to five directors. The warrants were issued on June 18, 1998 after formal shareholder approval and have an exercise price of Euro 7.37. In May 1999, the Company's shareholders approved the issuance of warrants to purchase an aggregate of 30,000 shares at an exercise price of Euro
11.38 per share to a director. These warrants were fully vested as of May 4, 1999. All these warrants were outstanding as of December 31, 1999.

10.  Employee Savings Plans

During 1991, the Company established an Employee Savings Plan that allows voluntary tax contributions by all full-time employees who are employed by the French entity and have completed at least six months of service with us. In 1995, the Employee Savings Plan was amended to allow these employees to purchase ordinary shares of the Company. Eligible employees may contribute up to 25% of pretax earnings to the Employee Savings Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase shares of the Company. See Note 9. Shareholders' Equity--Employee Stock Purchase Plans. The Company does not match employee contributions.

The Company is subject to a Statutory Profit Sharing Plan (Statutory Plan) for substantially all of the employees of its French entity. Contributions under the Statutory Plan are based on a formula prescribed by French law. In addition, employees of the Company's French entity may receive contributions from a separate profit sharing plan sponsored by the Company (Company Plan). Contributions under the Company Plan are based on the achievement of certain goals established by the Board of Directors. Contributions under the Company Plan are reduced by contributions required to be made under the Statutory Plan. The Company has accrued for all contributions required by the Company for the Plans as of December 31, 1999 and December 31, 1998.

The Company's subsidiary in the United States has a defined contribution 401(k) plan covering substantially all of its employees. Participants may contribute up to 20% of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. During 1999, the Company implemented a matching policy whereby the Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $1,500 per year per person, subject to a three year vesting schedule. Company matching contributions to the plan totaled $349,000 in 1999. Prior to 1999, Company contributions to the plan were discretionary, and no discretionary contributions were made in 1998 or 1997.

During 1999, the Company implemented a nonqualified deferred compensation plan in its United States subsidiary which permits eligible officers and salaried employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses per year. The Company does not contribute to the plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. . The plan is funded through a Company owned life insurance policy. The liability for deferred compensation was $614,000 at December 31, 1999 and is included in accrued payroll and related expenses in the accompanying consolidated balance sheets

11.  Earnings Per Share

The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):

                                                               Year Ended December 31,
                                                             ---------------------------
                                                              1999      1998      1997
                                                             -------   -------   -------
Numerator:
Net income................................                   $23,780   $10,287   $ 2,877
                                                             -------   -------   -------
Denominator:
Weighted average ADSs and shares
   outstanding............................                    36,105    33,931    33,248
                                                             -------   -------   -------
Incremental common shares attributable
   to shares exercisable under employee
   stock plans and warrants...............                     3,429     1,551       503
                                                             -------   -------   -------
Denominator for diluted earnings per
   ADS and per share......................                    39,534    35,482    33,751
                                                             =======   =======   =======
Net income per ADS and per
   share--basic...........................                   $  0.66   $  0.30   $  0.09
                                                             =======   =======   =======
Net income per ADS and per
   share--diluted.........................                   $  0.60   $  0.29   $  0.09
                                                             =======   =======   =======

12.  Income Taxes

Income before provision for income taxes consists of the following (in thousands):

                                                               Year Ended December 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              -------   -------   ------
France...............................................         $11,687   $ 5,039   $2,589
Rest of world........................................          28,906    12,816    3,216
                                                              -------   -------   ------
Total................................................         $40,593   $17,855   $5,805
                                                              =======   =======   ======

The provision for income taxes consists of the following (in thousands):

                                                                Year Ended December 31,
                                                             -----------------------------
                                                               1999       1998      1997
                                                             --------   --------   -------
Current:
 France...............................................       $ 4,766    $ 1,913    $1,288
 Rest of world........................................        14,121      8,172     2,300
                                                             -------    -------    ------
 Total current........................................        18,887     10,085     3,588
Deferred:
 France...............................................            74        204      (254)
 Rest of world........................................        (2,148)    (2,973)     (150)
                                                             -------    -------    ------
 Total deferred.......................................        (2,074)    (2,769)     (404)
                                                             -------    -------    ------
                                                             $16,813    $ 7,316    $3,184
                                                             =======    =======    ======

   Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option plan reduced taxes currently payable as shown above by approximately $2.4 million in 1999. Such benefits were credited to capital in excess of par value when realized.


A reconciliation of income taxes computed at the French statutory rate (41% in 1999 and 1998 and 55% in 1997) to the provision for income taxes is as follows (in thousands):

                                                                Year Ended December 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
Income tax provision computed at the French
 statutory rate.......................................        $16,237    $7,439    $2,420
Operating losses (utilized) / not utilized............           (800)        9       779
Non-deductible goodwill...............................            809       311        76
Income at lower tax rates.............................           (885)     (598)       --
Other individually immaterial items...................          1,452       155       (91)
                                                              -------    ------    ------
                                                              $16,813    $7,316    $3,184
                                                              =======    ======    ======

Deferred taxes reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

                                                               December 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Deferred tax assets:
 Net operating loss carryforwards.......................   $ 6,061    $ 3,557
 Deferred revenue.......................................     2,620      2,054
 Accrued bonuses and compensation.......................       427        396
 Allowance for doubtful accounts........................       415        293
 Deferred rent..........................................       179        251
 Other reserves and accruals not currently deductible...     4,095      1,986
 Other..................................................       538        631
                                                           -------    -------
     Total deferred tax assets..........................    14,335      9,168
     Valuation allowance................................    (8,118)    (4,892)
                                                           -------    -------
                                                             6,217      4,276
Deferred tax liabilities:
 Individually immaterial items..........................      (220)      (318)
                                                           -------    -------
     Net deferred tax assets............................   $ 5,997    $ 3,958
                                                           =======    =======

Approximately $8.0 million of the valuation allowance is attributed to stock options, the benefit of which will be credited to additional paid-in capital when realized.

As of December 31, 1999, the Company has U.S. federal and state net operating loss carryforwards of approximately $17.2 million and $1.6 million, respectively. These net operating loss carryforwards will expire in the years 2000 through 2020, if not utilized.

13.  Segment and Geographic Information

 . Segment. The Company and its subsidiaries operate in one reportable industry segment, the development, marketing, and support of enterprisewide business intelligence software tools. The Company makes key decisions and evaluates performance of the Company based on this single industry segment.

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

                                      Revenues      Transfers
                                        from         Between
                                    Unaffiliated   Geographic      Total     Identifiable
                                     Customers        Areas      Revenues       Assets
                                    ------------   -----------   ---------   -------------

1999:
 France...........................      $ 43,131     $ 43,964    $ 87,095        $175,632
 United Kingdom...................        45,568           --      45,568          40,672
 Rest of Europe...................        64,116           --      64,116          46,634
 North America....................        72,904           --      72,904          59,253
 Rest of World....................        15,924           --      15,924           8,921
 Eliminations.....................            --      (43,964)    (43,964)        (58,566)
                                        --------     --------    --------        --------
                                        $241,643     $     --    $241,643        $272,546
                                        ========     ========    ========        ========
1998:
 France...........................      $ 30,472     $ 28,967    $ 59,439        $ 79,360
 United Kingdom...................        37,858           --      37,858          30,171
 Rest of Europe...................        39,109           --      39,109          33,447
 North America....................        47,493           --      47,493          28,048
 Rest of World....................        11,962           --      11,962           6,080
 Eliminations.....................            --      (28,967)    (28,967)        (39,021)
                                        --------     --------    --------        --------
                                        $166,894     $     --    $166,894        $138,085
                                        ========     ========    ========        ========
1997:
 France...........................      $ 27,492     $ 17,744    $ 45,236        $ 63,395
 United Kingdom...................        23,394           --      23,394          16,728
 Rest of Europe...................        21,633           --      21,633          25,093
 North America....................        34,905           --      34,905          24,641
 Rest of World....................         6,829           --       6,829           5,593
 Eliminations.....................            --      (17,744)    (17,744)        (41,110)
                                        --------     --------    --------        --------
                                        $114,253     $     --    $114,253        $ 94,340
                                        ========     ========    ========        ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10. Directors and Executive Officers of Registrant

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

Item 11. Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1. Financial statements.  See Item 8 of this Form 10-K.

         2. Financial Statement Schedules. The following financial statement schedule of the Company for each of the years ended December 31, 1999, 1998, and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

                                                             Page Number
                                                             -----------
            Schedule II- Valuation and Qualifying Accounts        58

            Schedules other that that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         3. Exhibits. The exhibits listed in the accompanying index to exhibits are filed as part of this report.

     (b) Reports on Form 8-K. No reports on From 8-K were filed during the quarter ended December 31, 1999.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2000         BUSINESS OBJECTS S.A.


                              By: /s/ Berard Liautaud
                                 -----------------------------------------
                                    Bernard Liautaud
                                    Chairman of the Board, President,
                                    and Chief Executive Officer

Know all Person by These Presents, that each person whose signature appears below constitutes and appoints Bernard Liautaud and Clifton T. Weatherford, jointly and severally, his attorneys-in fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               Signature                                           Title                                    Date
----------------------------------------        --------------------------------------------           --------------
/s/  Bernard Liautaud                           Chairman of the Board, President and Chief             March 28, 2000
----------------------------------------
     Bernard Liautaud                          Executive Officer (Principal Executive Officer)

/s/  Clifton T. Weatherford                    Chief Financial Officer and Senior Group Vice           March 28, 2000
----------------------------------------
     Clifton T. Weatherford                    President (Principal Financial and Accounting
                                               Officer)

/s/  Bernard Charles                           Director                                                March 28, 2000
----------------------------------------
     Bernard Charles

/s/  Arnold Silverman                          Director                                                March 28, 2000
----------------------------------------
     Arnold Silverman

/s/  Philippe Claude                           Director                                                March 28, 2000
----------------------------------------
     Philippe Claude

/s/  Vincent Worms                             Director                                                March 28, 2000
----------------------------------------
     Vincent Worms

/s/  Albert Eisenstat                          Director                                                March 28, 2000
----------------------------------------
     Albert Eisenstat

                               Index to Exhibits


Item 14(a).  Index to Exhibits

  Exhibit
   Number     Description
  -------     -----------
    3.0*      Status or Charter of the Company, as amended on May 4, 1999 (English translation), is incorporated herein by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84341).
    3.1*      Bylaws of the Company, as amended, dated February 10, 1998, is incorporated herein by reference to
              Exhibit 3.1 filed with the Company's 1997 Form 10-K filed with the SEC.
    4.0*      Form of Deposit Agreement, as amended and restated on December 30, 1998, among Business Objects S.A., the Bank of New York as Depositary, and holder from time to time of American Depositary Shares issued thereunder, and Exhibit A to Deposit Agreement, is incorporated herein by reference to Exhibit 4.0 filed with the Company's 1998 Form 10-K filed with the SEC.
   10.0*      Lincoln Park Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated
              January 18, 1996, as amended, and assignment of interest to Speiker Properties, L.P., is incorporated herein by reference to Exhibit 10.0 filed with the Company's 1997 Form 10-K filed with the SEC.
   10.1*      Office Building Lease by and between Nabarro Nathanson, D.J. Downing, J.M. Jones Properties Limited and
              the Company dated March 6, 1996 is incorporated herein by reference to Exhibit 10.1 filed with the
              Company's 1997 Form 10-K filed with the SEC.
   10.2*      Commercial Lease by and between Foncierne Chaptal and the Company dated June 4, 1996 is incorporated herein by reference to Exhibit 10.2 filed with the Company's 1997 Form 10-K filed with the SEC.
   10.3*      1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with the Company's
              Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
   10.4*      1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with the Company's
              Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
   10.5*      1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with the Company's
              Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
   10.6*      1995 International Employee Stock Purchase Plan, amended, is incorporated herein by reference to Exhibit
              4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on August 3, 1999
              (File No. 333-84341).
   10.7*      French Employee Savings Plan, as amended (English translation), is incorporated herein by reference to
              Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on August 3,
              1999 (File No. 333-84341).
   10.8*      Summary: in English of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is
              incorporated herein by reference to Exhibit 10.4 filed with the Company's Registration Statement on Form
              F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
   10.9*      Stock subscription warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No.
              333-96598).
  10.10*      Stock subscription warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No.
              333-96598).
  10.11*      Stock subscription warrant for Philippe Claude dated June 19, 1997, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on
              December 11, 1997 (File No. 333-42059).

  10.12*      Stock subscription warrant for Albert Eisenstat dated June 19, 1997, is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on
              December 11, 1995 (File No. 333-42059).
  10.13*      Stock subscription warrant for Arnold Silverman dated June 19, 1997, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on
              December 11, 1995 (File No. 333-42059).
  10.14*      Stock subscription warrant for Vincent Worms dated June 19, 1997, is incorporated herein by reference to
              Exhibit 4.5 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December
              11, 1995 (File No. 333-42059).
  10.15*      Value Added Reseller Agreement for Visigenics Products with Reseller Rights dated March 27, 1997, by and between the Company is incorporated herein by reference to Exhibit 10.16 with the Company's 1997 Form
              10-K filed with the SEC.
  10.16*      Stock subscription warrant for Bernard Charles dated June 18, 1998, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October
              9, 1998 (File No. 333-65549).
  10.17*      Stock subscription warrant for Philippe Claude dated June 18, 1998, is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October
              9, 1998 (File No. 333-65549).
  10.18*      Stock subscription warrant for Albert Eisenstat dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October
              9, 1998 (File No. 333-65549).
  10.19*      Stock subscription warrant for Arnold Silverman dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October
              9, 1998 (File No. 333-65549).
  10.20*      Stock subscription warrant for Vincent Worms dated June 18, 1998, is incorporated herein by reference to
              Exhibit 4.5 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9,
              1998 (File No. 333-65549).
  10.21*      License, Distribution, and Marketing Agreement by and between the Company and Microsoft Corporation, dated June 23, 1998, is incorporated herein by reference to Exhibit 10.21 filed with the Company's 1998
              Form 10-K filed with the SEC.
  10.22*      Stock subscription warrant for Vincent Worms dated May 4, 1999, is incorporated herein by reference to
              Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on August 3,
              1999 (File No. 333-84341).
  10.23*      1999 Stock Option Plan is incorporated herein by reference to Exhibit 4.4 filed with the Company's
              Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84331).
  10.24       Commercial Lease by and between SCI De L'Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company
                  (lessee) dated December 22, 1999 (English translation).
  21.0        List of Subsidiaries of the Company.
  23.0        Consent of Ernst & Young, LLP, Independent Auditors.
  24.0        Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10K.
  27.0        Financial Data Schedule.

-------------------------------------
* Previously filed.
+ Confidential treatment for portions of this exhibit has been requested.

                 Schedule II: Valuation and Qualifying Accounts

Schedule II: Valuation and Qualifying Accounts--Business Objects S.A.


                                                        Balance             Charged                                 Balance
                                                     at Beginning          to Costs                                 at End
                                                       of Period         and Expenses         Write-Offs           of Period
                                                     ---------------     ---------------      -----------          -----------
Allowance for doubtful accounts:                                                  (In thousands)
Year ending December 31, 1997                          $1,060                $626                $118              $1,568
Year ending December 31, 1998                          $1,568                $585                $481              $1,672
Year ending December 31, 1999                          $1,672                $180                $202              $1,650