Form 10-Q
period 2000-03-31
BUSINESS OBJECTS SA
filed 2000-05-05
CIK 928753

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                        Yes___X___         No________


The number of outstanding shares of each of the issuer's classes of capital or common stock as of April 30, 2000 was 39,759,163 Ordinary Shares including 383,000 treasury shares of Euro 0.10 nominal value, including 26,309,787 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.


================================================================================

                              BUSINESS OBJECTS S.A.
                                      INDEX


PART I.      FINANCIAL INFORMATION                                          PAGE
Item 1.      Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at
             March 31, 2000 and December 31, 1999                             3

             Condensed Consolidated Statements of Income for the
             three months ended March 31, 2000 and 1999                       4

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2000 and 1999                       5

             Notes to Condensed Consolidated Financial Statements             6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of  Operations                             9

PART II.     OTHER INFORMATION                                               21

SIGNATURES                                                                   23

                              BUSINESS OBJECTS S.A.
                           CONSOLIDATED BALANCE SHEETS
                  (In thousands, except for per share amounts)

                                                      March 31, 2000     December 31, 1999
                                                      --------------     -----------------
                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                            $188,482            $176,233
     Accounts receivable, net                               52,372              53,993
     Other current assets                                   16,184              13,947
                                                          --------            --------
          Total current assets                             257,038             244,173

Property and equipment, net                                 14,367              13,831
Goodwill, net                                               11,128              12,556
Other assets                                                 3,007               1,986
                                                          --------            --------
          Total assets                                    $285,540            $272,546
                                                          ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $ 15,759            $ 11,780
     Accrued payroll and related expenses                   19,426              23,994
     Deferred revenue                                       34,171              31,849
     Other current liabilities                              42,742              37,946
                                                          --------            --------
          Total current liabilities                        112,098             105,569

Notes payable - long term                                    2,924               2,924

Shareholders' equity:
     Ordinary shares, Euro 0.10 nominal value
     ($0.10 U.S. as of March 31, 2000):
     Authorized 74,110 at March 31, 2000 and
     74,033 at December 31, 1999; Issued and
     outstanding - 39,703 at March 31, 2000
     and 38,958 at December 31, 1999                         4,514               3,522
     Additional paid-in capital                            131,227             126,026
     Treasury stock, 383 shares at March 31,
       2000 and December 31, 1999                           (4,611)             (4,611)
     Retained earnings                                      59,159              52,174
     Accumulated other comprehensive income                (19,771)            (13,058)
                                                          --------            --------
          Shareholders' equity                             170,518             164,053
                                                          --------            --------
          Total liabilities and shareholders' equity      $285,540            $272,546
                                                          ========            ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                        CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except per ADS and per share data, unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                 2000               1999
                                                               -------             -------
Revenues:
     License fees                                              $45,046             $31,534
     Services                                                   27,536              17,974
                                                               -------             -------
          Total revenues                                        72,582              49,508
Cost of revenues:
     License fees                                                  449                 815
     Services                                                   11,798               8,276
                                                               -------             -------
          Total cost of revenues                                12,247               9,091
                                                               -------             -------
Gross margin                                                    60,335              40,417
Operating expenses:
     Sales and marketing                                        37,384              25,348
     Research and development                                    8,179               5,996
     General and administrative                                  5,591               4,198
                                                               -------             -------
          Total operating expenses                              51,154              35,542
                                                               -------             -------
Income from operations                                           9,181               4,875
Interest and other income, net                                   2,461                 571
                                                               -------             -------
Income before provision for income taxes                        11,642               5,446
Provision for income taxes                                      (4,657)             (2,233)
                                                               -------             -------
Net income                                                     $ 6,985             $ 3,213
                                                               =======             =======
Net income per ADS and per share- basic                        $  0.18             $  0.09
                                                               =======             =======

ADS and shares used in computing net income per ADS
& per share- basic                                              39,280              34,854
                                                               -------             -------
Net income per ADS and per share- diluted                      $  0.16             $  0.08
                                                               =======             =======


ADS and shares and common share equivalents used in
computing net income per ADS & per share- diluted               43,900              38,140


See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                 Three Months Ended
                                                                     March 31,
                                                                       2000                  1999
                                                                 ------------------        --------
Cash flows from operating activities:
 Net income                                                          $   6,985             $  3,213
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                     2,116                2,728
       Amortization of goodwill                                          1,378                  301
       Deferred income taxes                                                (2)                   4
       Changes in operating assets and liabilities:
         Accounts receivable                                                24                8,860
         Current and other assets                                       (2,862)              (3,023)
         Accounts payable                                                4,453                1,150
         Accrued payroll and related expenses                           (3,908)              (1,540)
         Deferred revenue                                                2,981                2,452
         Other current  liabilities                                      5,515               (1,362)
                                                                     ---------             --------
 Net cash provided by operating activities                              16,680               12,783

 Cash flows from investing activities:
 Purchases of property and equipment                                    (3,074)              (2,007)
 Business acquisitions, net of cash acquired                              (679)                (160)
                                                                     ---------             --------
 Net cash used for investing activities                                 (3,753)              (2,167)

 Cash flows from financing activities:
 Issuance of shares                                                      6,193                5,022
                                                                     ---------             --------
 Net cash provided by financing activities                               6,193                5,022

 Effect of foreign exchange rate changes on cash,
     cash equivalents and short-term investments                        (6,871)              (6,453)
                                                                     ---------             --------
 Net increase  in cash and cash equivalents                             12,249                9,185
 Cash and cash equivalents at the beginning of the period              176,233               71,713
                                                                     =========             ========
 Cash and cash equivalents at the end of the period                  $ 188,482             $ 80,898
                                                                     =========             ========


See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report on Form 10-K for the year ended December 31, 1999.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $1,907,000 at March 31, 2000 and $1,650,000 at December 31, 1999.

4. REVENUE RECOGNITION

In accordance with Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", revenue from product licensing fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

5. NET INCOME PER ADS AND PER SHARE

The Company's shares are traded in France as ordinary shares and are traded in the United States in the form of American Depositary Shares ("ADSs"), with each ADS representing one ordinary share. Basic net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding. Diluted net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding and dilutive options and warrants calculated under the treasury stock method.

The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):

                                                                     Three Months Ended
                                                                         March 31,
                                                                   ----------------------
                                                                    2000            1999
                                                                   -------        -------
Net income ....................................................    $ 6,985        $ 3,213
                                                                   =======        =======
Basic- Weighted average ADSs and shares outstanding ...........     39,280         34,854
                                                                   -------        -------
Incremental ordinary shares attributable to shares issuable
under employee stock plans and warrants .......................      4,620          3,286
                                                                   -------        -------
Diluted- Weighted average ADSs and share outstanding ..........     43,900         38,140
                                                                   =======        =======
Net income per ADS and per share--basic .......................    $  0.18        $  0.09
                                                                   =======        =======
Net income per ADS and per share--diluted .....................    $  0.16        $  0.08
                                                                   =======        =======

6.  COMPREHENSIVE INCOME/ LOSS

The Company had total comprehensive income of $272,000 for the three month period ended March 31, 2000 and total comprehensive loss of $598,000 for the three month period ended March 31, 1999. Total comprehensive income/loss is calculated by adding the change in the cumulative translation adjustment account during the period presented to net income for that same period.

7.  ACQUISITIONS

During February 2000, the Company participated in a preferred series round of financing for a privately held software company in which the Company obtained an interest of less than 20% in exchange for $679,000 in cash. This investment has been accounted for under the cost method of accounting.

8.  CONCENTRATION OF CREDIT RISK

The Company performs credit evaluations of its customers on a worldwide basis. Allowances for doubtful accounts are reviewed and maintained based upon an ongoing analysis of the accounts receivable aging. Management believes that the receivables monitoring process within the Company is adequate and as a result any such credit loss has been within management expectations.

9.  NEW PRONOUNCEMENTS

In December 1999 the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Although we are currently evaluating the potential impact of this bulletin, we do not believe its adoption will materially change our financial position, results of operations or cash flows.

10. SUBSEQUENT EVENTS

In April 2000 the Company acquired Olap@Work, Inc. (Olap@Work) a privately held software company based in Ottawa, Canada, for $15 million in cash and notes payable. Olap@Work develops and markets high-end online analytical processing reporting tools. The acquisition will be accounted for under the purchase method of accounting. Approximately $14 million of the purchase price will be allocated to goodwill and other intangible assets, and will be amortized over useful lives ranging from 1 to 5 years.

On May 5, 2000, the Company filed a lawsuit in United States District Court for the Northern District of California against Cognos, Inc. and Cognos Corporation (collectively "Cognos"), one of the Company's principal competitors, for alleged patent infringement. The lawsuit alleges that Cognos infringes the Company's United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as Impromptu. The Company's complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages. We cannot assure you that we will be successful in achieving the relief sought in this litigation or that, in response to our lawsuit, the defendants will not file a counterclaim against us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors including those described in the line item discussion of our financial statements set forth below and in the section titled "Risk Factors". We assume no obligation to update the forward-looking information or such factors.


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

In accordance with Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", revenue from product licensing fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

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

RESULTS OF OPERATIONS

        The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                     2000           1999
                                                     -----          -----
Revenues:
     License fees ...........................         62.1%          63.7%
     Services ...............................         37.9           36.3
                                                     -----          -----
          Total revenue .....................        100.0          100.0
                                                     -----          -----
Cost of revenues:
     License fees ...........................          0.6            1.6
     Services ...............................         16.3           16.8
                                                     -----          -----
          Total cost of revenues ............         16.9           18.4
                                                     -----          -----
Gross margin ................................         83.1           81.6
                                                     -----          -----
Operating expenses:
     Sales and marketing ....................         51.5           51.2
     Research and development ...............         11.3           12.1
     General and administrative .............          7.7            8.5
                                                     -----          -----
          Total operating expenses ..........         70.5           71.8
                                                     -----          -----
Income from operations ......................         12.6            9.8
Interest and other income, net ..............          3.4            1.2
                                                     -----          -----
Income before provision for income taxes ....         16.0           11.0
Provision for income taxes ..................         (6.4)          (4.5)
Net income ..................................          9.6%           6.5%
                                                     =====          =====
Gross margin
     License fees ...........................         99.0%          97.4%
     Services ...............................         57.2%          54.0%

        The following table sets forth the geographic source of our revenues:

                                   Three months ended
                                       March 31,
                                   ------------------
                                    2000       1999
                                    ----       ----
Europe                               62%        66%
North America                        29%        28%
Rest of World                         9%         6%
                                    ---        ---
      Total                         100%       100%
                                    ===        ===

        LICENSE FEES. Revenues from license fees was $45.0 million and $31.5 million for the three months ended March 31, 2000 and 1999, respectively, representing a year over year increase of $13.5 million or 43%. The increase in license fees were primarily due to increased license sales of WEBINTELLIGENCE, the Company's platform for internet-based installations, and to a lesser extent, increases in BUSINESSOBJECTS and related software products.

        We anticipate that license fees, which represented approximately 62% and 64% of our total revenues for the three month periods ended March 31, 2000 and 1999, respectively, will continue to represent a majority of our revenue for the foreseeable future. The decrease in license revenue as a percent of total revenues for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999 was primarily due to increased customer demand for consulting and training services and an increase in our installed base, which resulted in an increase in maintenance revenues. It is expected that the percentage of total revenues derived from license fees will continue to decrease in the future as the growth in service revenues exceeds the growth in license revenues. In addition, we expect that the market penetration by, and number of, our competitors will increase, and as a result, the growth rate in our license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

        SERVICES. Revenues from services consist of maintenance, consulting, and training revenues, and totaled $27.5 million and $18.0 million for the three month periods ended March 31, 2000 and 1999, respectively. Revenues from services in the first quarter of 2000 increased by approximately $9.6 million, or 53%, over the first quarter of 1998. The increase in revenues from services was primarily due to increases in maintenance revenues related to increases in our installed customer base and the renewal of support contracts, increases in consulting revenues, and to a lesser extent, increases in training revenues. As market penetration by, and the number of, competitors increase, the growth rate of our installed base and, consequently, the growth rate of our services revenues may not be as high as growth rates achieved in the past. We anticipate increasing our efforts in selling maintenance, consulting, and training services, and expect that service revenues should continue to represent a significant portion of our total revenues.

        COST OF LICENSE FEES. Cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties, and totaled $449,000 and $815,000 for the three months ended March 31, 2000 and 1999, respectively. Cost of license fees as a percent of license fee revenues decreased from approximately 2.6% for the quarter ended March 31, 1999 to approximately 1.0% for the quarter ended March 31, 2000. The decrease was primarily due to lower royalty expense as a result of reduced sales of third party licensed products and due to cost savings related to freight and documentation production.

        COST OF SERVICES. Cost of services consists of the cost of providing consulting, training and maintenance, and totaled $11.8 million and $8.3 million for the three months ended March 31, 2000 and 1999, respectively. Cost of services as a percent of service revenues decreased from 46.0% for the quarter ending March 31, 1999 to 42.8% for the quarter ending March 31, 2000. The decrease in cost of services as a percent of the related revenues was primarily due to improved productivity in providing maintenance support, offset by higher cost of providing consulting services. The increase in expenses in absolute dollars resulted from increased personnel necessary to support our service activities and increased subcontracting of consulting and training activities.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising and product promotion activities, and related facilities costs. Sales and marketing expenses totaled $37.4 million and $25.3 million for the three months ended March 31, 2000 and 1999, respectively. Sales and marketing expenses as a percent of total revenues remained relatively flat at 51.5% and 51.2% for the quarters ended March 31, 2000 and 1999, respectively. The increase in sales and marketing expenses in absolute dollars was attributable to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and related facilities expenses. Research and development expenses totaled $8.2 million and $6.0 million for the three months ended March 31, 2000 and 1999, respectively. Research and development expenses decreased as a percent of total revenues from 12.1% for the quarter ended March 31, 1999 to 11.3% for the comparable quarter in 2000 due to lower personnel and related expenses. The increase in research and development expenses in absolute dollars is due to increased staffing and associated support required to expand and enhance our product line. As of March 31, 2000 and 1999, all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, bad debt expense, and amortization of goodwill. General and administrative expenses totaled $5.6 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses decreased as a percent of total revenues from 8.5% for the quarter ended March 31, 1999 to 7.7% for the comparable quarter in 2000. Goodwill amortization expense totaled $989,000 and $483,000 for the three months ended March 31, 2000 and 1999, respectively, or 1.4% and 1.0% of total revenues for the periods ended March 31, 2000 and 1999, respectively. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses. The increase in general and administrative expenses in absolute dollars is primarily due to higher goodwill amortization and an increase in the allowance for doubtful accounts, recruiting associated with increased staffing and turnover within the general and administrative department, and higher allocated facilities costs resulting from increases in depreciation and other miscellaneous office expenses. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net was composed of the following (in thousands):

                                                    Three months ended
                                                         March 31,
                                                    ------------------
                                                      2000       1999
                                                     ------      -----
Net interest income                                  $1,371       $504
Other income                                          1,000         --
Net exchange gain                                        90         67
                                                     ------       ----
      Total interest and other income, net           $2,461       $571
                                                     ======       ====

        Net interest income increased during the quarter ended March 31, 2000 due to an increase in cash available for investment. Total cash and cash equivalents rose from $80.9 million at March 31, 1999 to $188.5 million at March 31, 2000 primarily as a result of the sale of ordinary shares in Europe in November 1999 and cash generated from operations.

        Other income represents the third of ten quarterly payments the Company has received from Brio Technology, Inc. (Brio) in settlement of patent litigation. Due to inherent uncertainties with respect to Brio making the remaining quarterly payments under the settlement, the Company is recognizing the settlement under the cost-recovery method.

INCOME TAXES

        The Company's effective tax rate was 40% for the quarter ended March 31, 2000 and 41% for the quarter ended March 31, 1999. The 2000 effective rate is lower due primarily to the reduction in the French statutory rate. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company had cash and cash equivalents of $188.5 million, an increase of $12.2 million from December 31, 1999. Cash generated from operations totaled $16.7 million for the three months ended March 31, 2000, as compared to $12.8 million for the comparable period in 1999. Net cash generated in 2000 resulted primarily from increases in net income and non-cash charges for depreciation and amortization, increases in other current liabilities, accounts payable and deferred revenue, offset by decreases in accrued payroll and related expenses and increases in current and other assets. Investing activities in 2000 consisted primarily of the purchase of $3.1 million of property and equipment, and an investment of $679,000 in preferred shares of a privately held software company. Financing activities in 2000 consisted of the issuance of $6.2 million of ordinary shares under employee stock plans.

        We believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for the next 12 months.

                                  RISK FACTORS

You should carefully consider the risks and uncertainties described below before making an investment decision. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that may adversely affect our company.

RISKS RELATED TO OUR BUSINESS

WE TARGET OUR PRODUCTS PRIMARILY TO ONE MARKET AND IF SALES OF OUR PRODUCTS IN THIS MARKET DECLINE, OUR OPERATING RESULTS WILL BE SERIOUSLY HARMED.

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the e-business intelligence software intranet and extranet market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the e-business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer.

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

While the variability of our license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

        - We typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather then evenly throughout the quarter.

        - Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months.

        - Customers may delay purchasing decisions in anticipation of our new products or product enhancements or platforms or announced pricing changes by us or our competitors.

        - We partly depend on large orders which may take several months to finalize. A delay in finalizing a large order may result in the realization of license fees being postponed from one quarter to the next.

        - Our revenues are also sensitive to the timing of our competitors' offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.

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

Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements, including BUSINESSOBJECTS 5.0 and WEBINTELLIGENCE 2.5, which were recently launched, until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

        - potential customers may delay or forego purchases;

        - our reputation in the marketplace may be damaged;

        - we may incur additional service and warranty costs; and

        - we may have to divert additional development resources to correct the defects and errors.

If any or all of the foregoing occur, we may lose revenues, incur higher operating expenses or lose market share, any of which could severely harm our financial condition and operating results.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we are currently in the process of litigating a patent infringement claim against Cognos, Inc. and Cognos Corporation (collectively "Cognos"), one of our principal competitors and settled a patent infringement claim in September 1999 in favor of the Company against Brio Technology, Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer. We cannot assure you that we will be successful in achieving the relief sought in any litigation that we commence.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

We do not believe that our products infringe the proprietary rights of any third parties. However, in July 1999, Brio Technology, Inc. filed an action alleging that we infringed on one of its patents by selling our reporting functionality. Although Brio Technology dismissed this lawsuit as part of a settlement announced in September 1999, other third parties may in the future make claims that our product infringes their technology, either on their own initiative or as a counterclaim to an intellectual property lawsuit that we commence. We cannot assure you that third parties will never make these types of claims. We believe that software products offered in our target markets increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap.

The potential effects on our business operations resulting from any third party infringement claim that may be filed against us in the future include the following:

        - we could be forced to cease selling our products;

        - we would be forced to commit management resources to resolve the claim;

        - we may incur substantial litigation costs in defense of the claim;

        - we may be required to indemnify our customers;

        - we may have to expand significant development resources to redesign our products as a result of these claims; and

        - we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us, and these agreements may contain terms that are unfavorable to us.

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

Furthermore, some of our customers continue to operate older versions of our products that may experience problems associated with Year 2000 issues. We have been encouraging these customers to migrate to current versions of our software, but, as of March 31, 2000, some of them have not migrated to current versions. We may face claims based on Year 2000 issues arising from these customers' operation of our products.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to reduce these fluctuations with respect to our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. As of March 31, 2000, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

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

THE SOFTWARE MARKETS THAT WE TARGET ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTIONS.

The market for business intelligence software tools is characterized by:

        - rapid technological advances;

        - changes in customer requirements; and

        - frequent new product introductions and enhancements.

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

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings

        On May 5, 2000, the Company filed a lawsuit in United States District Court for the Northern District of California against Cognos, Inc. and Cognos Corporation (collectively "Cognos"), one of the Company's principal competitors, for alleged patent infringement. The lawsuit alleges that Cognos infringes the Company's United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as Impromptu. The Company's complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages. We cannot assure you that we will be successful in achieving the relief sought in this litigation or that, in response to our lawsuit, the defendants will not file a counterclaim against us.

        Item 4. Submission of Matters to a Vote of Security Holders

        a) An ordinary and extraordinary general meeting was held on January 7, 2000.

        b) Not applicable.

        c) Matters voted upon at the meeting:

           1) To increase the amount of director's fees to be paid to members of the Board of Directors;
              For:                 32,449,240
              Against:              1,340,190
              Abstained:                   50

           2) To authorize the Board of Directors to repurchase the Company's shares;
              For:                 33,175,292
              Against:                614,188
              Abstained:                    0

           3) To increase the par value of the Company's ordinary shares from
              0.15 euro per share to 0.20 euro per share;
              For:                 33,186,244
              Against:                603,236
              Abstained:                    0

           4) To effect a two-for-one stock split in the form of a division of the par value of the Company's ordinary shares;
              For:                 33,778,954
              Against:                 10,526
              Abstained:                    0

           5) To authorize capital reductions by cancellation of treasury shares.
              For:                 33,768,912
              Against:                 20,568
              Abstained:                    0

        d) Not applicable.


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


                                            BUSINESS OBJECTS S.A.


Date: May 5, 2000                           By: /s/ Bernard Liautaud
                                               ---------------------------------
                                                       Bernard Liautaud
                                               Chairman of the Board, President,
                                                  and Chief Executive Officer


Date: May 5, 2000                           By: /s/ Clifton T. Weatherford
                                               ---------------------------------
                                                   Clifton T. Weatherford
                                                 Chief Financial Officer and
                                                 Senior Group Vice President

                                 EXHIBIT INDEX

     Exhibit
       No.                          Document
      -----                         --------

      27.1                   Financial Data Schedule