Form 10-Q
period 2000-06-30
BUSINESS OBJECTS SA
filed 2000-08-09
CIK 928753

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

           157/159 RUE ANATOLE FRANCE, 92300 LEVALLOIS-PERRET, FRANCE
                    (Address of principal executive offices)

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

                      Yes   [X]                         No   [ ]


The number of outstanding shares of each of the issuer's classes of capital or common stock as of July 31, 2000 was 40,038,976 including 383,000 treasury shares of Ordinary Shares of Euro 0.10 nominal value, including 22,461,909 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

================================================================================

                              BUSINESS OBJECTS S.A.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.    Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets at
           June 30, 2000 and December 31, 1999                               3

           Condensed Consolidated Statements of Income for the
           three and six months ended June 30, 2000 and 1999                 4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999                           5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                             15


PART II.   OTHER INFORMATION                                                22

SIGNATURES                                                                  25

                              BUSINESS OBJECTS S.A.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except for per ordinary share amounts)

                                                        June 30, 2000   December 31, 1999
                                                        -------------   ----------------
                                                         (unaudited)       (Note)
ASSETS
Current assets:
     Cash and cash equivalents                            $ 176,792       $ 176,233
     Restricted cash                                          5,000               -
     Accounts receivable, net                                65,041          53,993
     Other current assets                                    18,923          13,947
                                                          ---------       ---------
          Total current assets                              265,756         244,173

Goodwill and other intangible assets, net                    22,505          12,556
Property and equipment, net                                  15,895          13,831
Deposits and other assets                                     3,384           1,986
                                                          ---------       ---------
          Total assets                                    $ 307,540       $ 272,546
                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $  16,881       $  11,780
     Accrued payroll and related expenses                    25,497          23,994
     Deferred revenue                                        38,129          31,849
     Other current liabilities                               42,056          37,946
                                                          ---------       ---------

          Total current liabilities                         122,563         105,569

Notes payable - long term                                     4,304           2,924

Shareholders' equity
     Ordinary shares, Euro 0.10 nominal value ($0.10 U.S.
     as of June 30, 2000):
     Authorized 59,580 at June 30, 2000 and  74,033 at
     December 31, 1999;
     Issued and outstanding - 40,005 at June 30, 2000
     and 38,958 at December 31, 1999, respectively            4,558           3,522
     Additional paid-in capital                             133,346         126,026
     Treasury stock, 383 shares at June 30, 2000
       and December 31, 1999                                 (4,611)         (4,611)
     Retained earnings                                       68,373          52,174
     Accumulated other comprehensive income                 (20,993)        (13,058)
                                                          ---------       ---------
Total shareholders' equity                                  180,673         164,053
                                                          ---------       ---------
          Total liabilities and shareholders' equity      $ 307,540       $ 272,546
                                                          =========       =========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited, in thousands, except per ADS and per share data)

                                                  Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                                2000            1999            2000            1999
                                              ---------       ---------       ---------       ---------
Revenues:
     License fees                             $  53,162       $  35,533       $  98,208       $  67,067
     Services                                    31,391          22,010          58,927          39,984
                                              ---------       ---------       ---------       ---------
          Total revenues                         84,553          57,543         157,135         107,051
Cost of revenues:
     License fees                                 1,013           1,142           1,462           1,957
     Services                                    13,643           8,850          25,441          17,126
                                              ---------       ---------       ---------       ---------
          Total cost of revenues                 14,656           9,992          26,903          19,083
                                              ---------       ---------       ---------       ---------
Gross margin                                     69,897          47,551         130,232          87,968
Operating expenses:
     Sales and marketing                         41,312          28,106          78,696          53,454
     Research and development                    10,115           6,426          18,294          12,422
     General and administrative                   5,793           4,954          11,384           9,152
                                              ---------       ---------       ---------       ---------
          Total operating expenses               57,220          39,486         108,374          75,028
                                              ---------       ---------       ---------       ---------
Income from operations                           12,677           8,065          21,858          12,940
Interest and other income, net                    2,680             645           5,141           1,216
                                              ---------       ---------       ---------       ---------
Income before provision for income taxes         15,357           8,710          26,999          14,156
Provision for income taxes                       (6,143)         (3,571)        (10,800)         (5,804)
                                              =========       =========       =========       =========
Net income                                    $   9,214       $   5,139       $  16,199       $   8,352
                                              =========       =========       =========       =========
Net income per ADS and share - basic          $    0.23       $    0.15       $    0.41       $    0.24
                                              =========       =========       =========       =========

ADS and shares used in computing net
income per ADS & per share - basic               39,846          35,242          39,531          35,050
                                              =========       =========       =========       =========
Net income per ADS and share - diluted        $    0.21       $    0.14       $    0.37       $    0.22
                                              =========       =========       =========       =========

ADS and shares and common share
equivalents used in computing net income
per ADS & per share-diluted                      43,668          38,034          43,746          38,102

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                   Six Months Ended
                                                                        June 30,
                                                                  2000            1999
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $  16,199       $   8,352
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                 4,341           3,114
     Amortization of goodwill                                      3,648           1,252
     Deferred income taxes                                             7             134
     Changes in operating assets and liabilities:
       Accounts receivable                                       (13,085)           (797)
       Current and other assets                                   (1,532)         (2,824)
       Accounts payable                                            5,307             841
       Accrued payroll and related expenses                        2,503             505
       Deferred revenue                                            7,341           6,071
       Other current liabilities                                   5,044           4,535
                                                               ---------       ---------
 Net cash provided by operating activities                        29,773          21,183

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                              (6,951)         (3,685)
 Business acquisitions, net of cash acquired                     (15,423)         (4,427)
                                                               ---------       ---------
 Net cash used for investing activities                          (22,374)         (8,112)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of shares                                                8,356           4,614
 Purchase of treasury shares                                           -          (4,611)
 Issuance of notes payable                                         5,000               -
 Restricted cash                                                  (5,000)              -
 Repayment of notes payable                                       (6,600)              -
                                                               ---------       ---------
 Net cash provided by financing activities                         1,756               3

 Effect of foreign exchange rate changes on cash
    and cash equivalents                                          (8,596)         (5,815)
                                                               ---------       ---------
 Net increase in cash and cash equivalents                           559           7,259
 Cash and cash equivalents at the beginning of the period        176,233          71,713
                                                               ---------       ---------
 Cash and cash equivalents at the end of the period            $ 176,792       $  78,972
                                                               =========       =========


See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

1.      BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 1999.

2.      USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.      ACCOUNTS RECEIVABLE

        Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $1,785,000 at June 30, 2000 and $1,650,000 at December 31, 1999.

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

5.      NET INCOME PER ADS AND PER SHARE

        The Company's shares are traded in France as ordinary shares and in the United States in the form of American Depositary Shares ("ADSs"), with each ADS representing one ordinary share. Basic net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding. Diluted net income per ADS and per share is computed using the weighted-average number of ADSs and ordinary shares outstanding and dilutive options and warrants calculated under the treasury stock method.

        The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):


                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                    2000         1999         2000         1999
                                                                  -------      -------      -------      -------
Net Income .................................................      $ 9,214      $ 5,139      $16,199      $ 8,352
                                                                  =======      =======      =======      =======
Basic - Weighted average ADSs and shares outstanding .......       39,846       35,242       39,531       35,050
                                                                  -------      -------      -------      -------
Incremental ordinary shares attributable to shares
issuable under employee stock plans and warrants ...........        3,822        2,793        4,215        3,052
                                                                  -------      -------      -------      -------
Diluted - Weighted average ADSs and shares outstanding .....       43,668       38,034       43,746       38,102
                                                                  =======      =======      =======      =======
Net income per ADS and per share - basic ....................     $  0.23      $  0.15      $  0.41      $  0.24
                                                                  =======      =======      =======      =======
Net income per ADS and per share - diluted ..................     $  0.21      $  0.14      $  0.37      $  0.22
                                                                  =======      =======      =======      =======


6.      COMPREHENSIVE INCOME/LOSS

        The Company had total comprehensive income of $7,992,000 and $8,264,000 for the three and six month periods ended June 30, 2000, respectively, and total comprehensive income of $3,269,000 and $2,671,000 for the three and six month periods ended June 30, 1999, respectively. Total comprehensive income/loss is calculated by adding net income and the change in the cumulative translation adjustment account for the period presented.

7.      ACQUISITIONS AND RESTRICTED CASH

        In April 2000 the Company acquired Olap@Work, Inc., a privately held software company based in Ottawa, Canada, for $10 million in cash and $5 million in notes payable. Olap@Work, Inc. develops and markets high-end online analytical processing (OLAP) reporting tools. The acquisition has been accounted for under the purchase method of accounting. The notes are due in three annual installments subject to employment related contingencies, and are secured by $5 million of restricted cash that the Company has placed into an escrow account. Approximately $13.7 million of the purchase price has been allocated to goodwill and other intangible assets, which is being amortized over useful lives ranging from 1 to 5 years.

8.      LEGAL MATTERS

        On May 5, 2000, the Company filed a lawsuit in United States District Court for the Northern District of California against Cognos, Inc. and Cognos Corporation for alleged patent infringement. The lawsuit alleges that Cognos, Inc. and Cognos Corporation infringe the Company's United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as Impromptu. The Company's complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages. In addition, the Company filed a notice of related case referring to a case previously pending before the district court, namely Business Objects S.A. v. Brio Technology, Inc. Case No. C97-0354.

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


The Company derives its revenues from license fees and from charges for services, consisting of post-sale customer support, consulting and training services. Revenues from software license fees are generally recognized upon delivery of the software product to the end user. Revenues from customer support services are recognized on a straight-line basis over the period during which the support services are provided. Consulting and training service revenues are recognized as the services are provided. In software arrangements that include rights to multiple software products, post-sale customer support, and/or other services, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

In view of the company's significant growth in recent years, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

RESULTS OF OPERATIONS

        The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:


                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                      -------------------       -------------------
                                                       2000         1999         2000         1999
                                                      ------       ------       ------       ------
Revenues:
   License fees .................................       62.9%        61.8%        62.5%        62.6%
   Services .....................................       37.1         38.2         37.5         37.4
                                                      ------       ------       ------       ------
     Total revenues .............................      100.0%       100.0%       100.0%       100.0%
                                                      ======       ======       ======       ======
Cost of revenues:
   License fees .................................        1.2          2.0          0.9          1.8
   Services .....................................       16.1         15.4         16.2         16.0
                                                      ------       ------       ------       ------
     Total cost of revenues .....................       17.3         17.4         17.1         17.8
                                                      ------       ------       ------       ------
Gross margin ....................................       82.7         82.6         82.9         82.2
Operating expenses:
   Sales and marketing ..........................       48.9         48.8         50.1         49.9
   Research and development .....................       12.0         11.2         11.6         11.6
   General and administrative ...................        6.8          8.6          7.2          8.6
                                                      ------       ------       ------       ------
     Total operating expenses ...................       67.7         68.6         69.0         70.1
                                                      ------       ------       ------       ------
Income from operations ..........................       15.0         14.0         13.9         12.1
Interest and other income, net ..................        3.2          1.1          3.3          1.1
                                                      ------       ------       ------       ------
Income before provision for income taxes and
   minority interest ............................       18.2         15.1         17.2         13.2

Provision for income taxes ......................       (7.3)        (6.2)        (6.9)        (5.4)
                                                      ------       ------       ------       ------
Net income ......................................       10.9%         8.9%        10.3%         7.8%
                                                      ======       ======       ======       ======

Gross margin (as a percentage of related revenues):
   License fees .................................       98.1%        96.8%        98.5%        97.1%
   Services .....................................       56.5%        59.8%        56.8%        57.2%


        The following table sets forth the geographic source of our revenues as a percent of total worldwide revenues:

                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                           2000         1999            2000         1999
                          ------       ------          ------       ------
Europe .............        59.6%        64.7%           60.8%        64.2%
North America ......        32.9%        28.5%           31.1%        27.2%
Rest of World ......         7.5%         6.8%            8.1%         8.6%
                          ------       ------          ------       ------
Total ..............         100%         100%            100%         100%
                          ======       ======          ======       ======


THREE AND SIX MONTHS ENDED JUNE 30, 2000

        LICENSE FEES. Revenues from license fees were $53.2 million and $35.5 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $17.7 million or 49.8%. Revenues from license fees were $98.2 million for the six months ended June 30, 2000 and $67.1 million for the prior year period, representing a period-to-period increase of $31.1 million or 46.4%. The increase in license fees was primarily due to increased license sales of

WEBINTELLIGENCE, the Company's platform for intranet and extranet installations, and to a lesser extent, increases in BUSINESSOBJECTS and related software products.

        We anticipate that license fees, which represented approximately 63% and 62% of our total revenues for the three month periods ended June 30, 2000 and 1999, respectively, and approximately 62% and 63% of our total revenues for the six month periods ended June 30, 2000 and 1999, respectively, will continue to represent a majority of our revenue for the foreseeable future. We expect that the market penetration by, and number of, our competitors will increase, and as a result, the growth rate in our license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

        SERVICES. Revenues from services consist of maintenance, consulting and training revenues. Revenues from services totaled $31.4 million for the three months ended June 30, 2000, and $22.0 million for the prior year period, representing a period-over-period increase of approximately $9.4 million, or 42.6%. Revenues from services totaled $58.9 million for the six months ended June 30, 2000, and $40.0 million for the prior year period, representing a period-over-period increase of approximately $18.9 million, or 47.4%. The increase in revenues from services was primarily due to increases in maintenance revenues related to increases in our installed customer base and the renewal of support contracts, increases in consulting revenues, and to a lesser extent, increases in training revenues. As market penetration by, and the number of, competitors increase, the growth rate of our installed base and, consequently, the growth rate of our services revenues may not be as high as growth rates achieved in the past. We anticipate increasing our efforts in selling maintenance, consulting, and training services, and expect that service revenues should continue to represent a significant portion of our total revenues.

        COST OF LICENSE FEES. Cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties. Cost of license fees totaled $1.0 million for the three months ended June 30, 2000 compared to $1.1 million in the prior year period, and $1.5 million for the six months ended June 30, 1999 compared to $2.0 million in the prior year period. Cost of license fees as a percent of license fee revenues decreased from approximately 3.2% for the three months ended June 30, 1999 to 1.9% for the three months ended June 30, 2000, and from approximately 2.9% for the six months ended June 30, 1999 to approximately 1.5% for the six months ended June 30, 2000. The decrease in cost for the three and six month periods ended June 30, 2000 was primarily due to cost savings related to freight and documentation production. The six month period ended June 30, 2000 also benefited from lower royalty expense as a result of reduced license fees from third party licensed products, in the first quarter of the year.

        COST OF SERVICES. Cost of services consists of the cost of providing consulting, training and maintenance. Cost of services totaled $13.6 million for the three months ended June 30, 2000 compared to $8.9 million in the prior year period, and totaled $25.4 million for the six months ended June 30, 2000 compared to $17.1 million in the prior year period. Cost of services as a percent of service revenues increased to 43.5% for the three months ended June 30, 2000 from 40.2% for the prior year period, and increased to 43.2% as a percent of service revenues for the six months ended June 30, 2000 from 42.8% for the prior year period. The increase in cost of services as a percent of the related revenues was primarily due to higher costs of providing consulting and training services, offset by improved productivity in providing maintenance support. The increase in expenses in absolute dollars resulted from increased headcount necessary to support our service activities and increased subcontracting of consulting and training activities.

OPERATING EXPENSES

        SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising and product promotion activities, and related facilities costs. Sales and marketing expenses totaled $41.3 million and $28.1 million for the three months ended June 30, 2000 and 1999, respectively, and $78.7 million and $53.5 million for the six months ended June 30, 2000 and 1999, respectively. Sales and marketing expenses as a percent of total revenues remained relatively flat at 48.9% and 48.8% for the quarters ended June 30, 2000 and 1999, respectively, and 50.1% and 49.9% for the six months ended June 30, 2000 and 1999, respectively. The increase in sales and marketing expenses in absolute dollars was attributable to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and related facilities expenses, and amortization of intangible assets resulting from the purchase of Olap@Work, Inc. and Next Action Technology, Ltd. Research and development expenses totaled $10.1 million and $6.4 million for the three months ended June 30, 2000 and 1999, respectively, and $18.3 million and $12.4 million for the six months ended June 30, 2000 and 1999. Research and development expenses as a percent of revenues were 12.0% and 11.2% for the three month periods ended June 30, 2000 and 1999, respectively, and 11.6% for the six month periods ended June 30, 2000 and 1999. The increase in research and development expenses as a percent of revenue for the three months ended June 30, 2000 is primarily due to the amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Olap@Work, Inc. and Next Action Technology, Ltd. The increase in absolute dollars in research and development expenses for the three and six months ended June 30, 2000 from the comparable prior year periods is due to increased staffing and associated support required to expand and enhance our product line and to amortization of intangible assets. Amortization expense totaled $1.2 million and $1.5 million for the three and six month periods ended June 30, 2000, and $0 for the comparable periods in 1999. As of June 30, 2000 and 1999, the Company has not capitalized any software development costs and all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services, bad debt expense, and amortization of goodwill. General and administrative expenses totaled $5.8 million and $5.0 million for the three months ended June 30, 2000 and 1999, respectively, and $11.4 million and $9.2 million for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses, including goodwill, decreased as a percent of total revenues from 8.6% for the quarter and six months ended June 30, 1999 to 6.8 % and 7.2% for the three and six month periods ended June 30, 2000, respectively. Goodwill amortization expense as a percent of revenues remained flat at 1.3% for the quarters ended June 30, 2000 and 1999, and 1.3 % and 1.2% for the six month periods ended June 30, 2000 and 1999, respectively. Goodwill amortization expense totaled $1.1 million and $770,000 for the three months ended June 30, 2000 and 1999, respectively, and $2.1 million and $1.3 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses. The increase in general and administrative expenses in absolute dollars on both a quarter and year to date basis is primarily due to higher goodwill amortization expense, and higher allocated facilities costs resulting from increases in depreciation and other miscellaneous office expenses. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net was composed of the following (in thousands):

                                                   Three months ended           Six months ended
                                                        June 30,                    June 30,
                                                  --------------------         --------------------
                                                    2000          1999           2000          1999
                                                  ------        ------         ------        ------
Net interest income                               $1,638        $  689         $3,010        $1,191
Other income                                       1,000             -          2,000             -
Net exchange gain/(loss)                              42           (44)           131            26
                                                  ------        ------         ------        ------
      Total interest and other income, net        $2,680        $  645         $5,141        $1,216
                                                  ======        ------         ======        ======


        Net interest income increased during the three and six months ended June 30, 2000 due to an increase in cash available for investment

        Other income for the three and six month periods ended June 30, 2000 represents payments received from Brio Technology, Inc. (Brio) in settlement of patent litigation. As part of the settlement, Brio agreed to pay the company $10.0 million, payable quarterly in $1.0 million payments beginning September 30, 1999. To date, the Company has received a total of $4.0 million under the settlement.

INCOME TAXES

        The provision for income taxes totaled $6.1 million for the three months ended June 30, 2000 compared to $3.6 million in the prior year period, and totaled $10.8 million for the six months ended June 30, 2000 compared to $5.8 million in the prior year period. The Company's effective tax rate was 40% for the three and six months ended June 30, 2000 and 41% for the three and six months ended June 30, 1999. The 2000 effective rate is lower due primarily to the reduction in the French statutory rate. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2000, the Company had cash, cash equivalents and restricted cash of $181.8 million, an increase of $5.6 million from December 31, 1999. Cash generated from operations totaled $29.8 million for the six months ended June 30, 2000, as compared to $21.2 million for the comparable period in 1999. Net cash generated in 2000 resulted primarily from increases in net income and non-cash charges for depreciation and amortization, increases in deferred revenue, accounts payable, other current liabilities and accrued payroll and related expenses, offset by increases in accounts receivable and other current assets. Investing activities in 2000 consisted primarily of the purchase of Olap@Work Inc., a privately held software company based in Ottawa, Canada, for $10 million in cash and $5 million in notes payable secured by an escrow account, and $7.0 million of property and equipment additions. Financing activities in 2000 consisted of the issuance of $8.4 million of ordinary shares under employee stock plans and repayment of $6.6 million of notes issued in relation to prior acquisitions.

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

        As of June 30, 2000, all of our cash and cash equivalents, and restricted cash were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

        We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. However, we cannot assure you that these fluctuations will not continue and will not be significant. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of June 30, 2000, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

                                  RISK FACTORS

You should carefully consider the risks and uncertainties described below before making an investment decision. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that may adversely affect our company.

RISKS RELATED TO OUR BUSINESS

WE TARGET OUR PRODUCTS PRIMARILY TO A LIMITED NUMBER OF MARKETS AND IF SALES OF OUR PRODUCTS IN THESE MARKETS DECLINE, OUR OPERATING RESULTS WILL BE SERIOUSLY HARMED.

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the e-business intelligence software intranet and extranet markets, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the e-business intelligence software markets. If we are not successful in selling our products in our targeted markets due to competitive pressures, technological advances by others or otherwise, our operating results would suffer.

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

As a result of the above, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicative of our future performance.

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

Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements, including BUSINESSOBJECTS 5.i and WEBINTELLIGENCE 2.6, which were recently launched, until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we are currently in the process of litigating a patent infringement claim against Cognos, Inc. and Cognos Corporation and have settled a patent infringement claim in September 1999 in favor of the Company against Brio Technology, Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

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

        - we may have to expend significant development resources to redesign our products as a result of these claims; and

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

WE HAVE MULTINATIONAL OPERATIONS THAT ARE SUBJECT TO RISKS INHERENT IN INTERNATIONAL OPERATIONS, INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS.

Because we conduct our business throughout the world, we are subject to a number of risks inherent in international operations, including compliance with various foreign laws, regulations and tax structures, and longer accounts receivable payment cycles outside of the United States. For example, effective February 1, 2000, the standard work week in France was reduced from 39 hours to 35 hours. The majority of our development group (which is responsible for the design, development and release of product enhancements, updates and new products) is based in Levallois-Perret, France. This mandated reduction in work hours may result in a decrease in employee productivity per man-hour and an increase in the cost of our France-based operations. In an effort to reduce any negative impact this new regulation may have on our financial condition and results of operations, we have developed various plans to improve employee productivity, including an increase in employee training programs. However, we cannot assure you that our efforts to minimize the effects of this new regulation will be successful, and, if we are not successful in this regard, our financial condition and operating results may suffer.

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. Although we expect this pattern to continue, the acceptance of the Euro and its use as the primary European currency is expected to reduce these fluctuations with respect to our European activities. However, we cannot assure you that these fluctuations will not continue and will not be significant. As of June 30, 2000, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

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

PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders

        a) An ordinary and extraordinary general meeting was held on June 5, 2000.

        b)     Directors elected at the meeting: Bernard Liautaud, Philippe
               Claude.

               Directors whose term of office as a director continued after the meeting:

               Bernard Charles, Albert Eisenstat, Arnold Silverman, Vincent
               Worms.

        c)     Matters voted upon at the meeting:

               1) To approve the financial statements of Business Objects S.A. for the year ended December 31, 1999;

                      For:           27,115,327
                      Against:            1,752
                      Abstained:              0

               2) To allocate the profits of the year ended December 31, 1999;

                      For:           25,299,147
                      Against:        1,817,932
                      Abstained:              0

               3) To renew the term of office of Mr. Bernard Liautaud as Director;

                      For:           27,107,098
                      Against:            9,981
                      Abstained:              0

               4) To renew the term of office of Mr. Philippe Claude as Director;

                      For:           27,096,198
                      Against:           20,881
                      Abstained:              0

               5) To ratify the transaction by which Business Objects S.A agreed to be jointly and severally liable for the obligations of its wholly owned subsidiary, Business Objects (U.K.) Ltd. under a lease agreement ("the Lease Agreement") for the offices of said subsidiary;

                      For:           27,066,342
                      Against:           50,737
                      Abstained:              0

               6) To approve alterations to the Lease Agreement for miscellaneous works;

                      For:           27,065,944
                      Against:           51,135
                      Abstained:              0

               7) To authorize the Board of Directors to repurchase the shares of the Company;

                      For:           27,114,067
                      Against:            3,012
                      Abstained:              0

               8) To re-affirm the price setting conditions of shares reserved for issuance under the Employee Savings Plan;

                      For:           27,035,007
                      Against:           82,072
                      Abstained:              0

               9) To reserve 75,000 shares for issuance under the Employee Savings Plan;

                      For:           26,452,838
                      Against:          664,241
                      Abstained:              0

               10) To re-affirm the price setting conditions of shares reserved for issuance under the 1995 International Employee Stock Purchase Plan;

                      For:           27,031,670
                      Against:           85,409
                      Abstained:              0

               11) To reserve 200,000 shares for issuance under the 1995 International Employee Stock Purchase Plan;

                      For:           26,968,908
                      Against:          148,171
                      Abstained:              0

               12) To increase the number of shares reserved for issuance under the 1999 Stock Option Plan by 3,000,000 shares;

                      For:           20,036,482
                      Against:        7,080,597
                      Abstained:              0

               13) To authorize the issuance of securities giving immediate or deferred access to the share capital, with preferential subscription rights;

                      For:           25,775,906
                      Against:        1,341,173
                      Abstained:              0

               14) To authorize the issuance of securities having immediate or deferred participation in the share capital, without preferential subscription rights;

                      For:           20,391,529
                      Against:        6,725,450
                      Abstained:            100

               15) To authorize the issuance of shares of the Company in connection with securities issuances by subsidiaries of the Company;

                      For:           19,851,142
                      Against:        7,265,937
                      Abstained:              0

               16) To authorize capital increases in the event of a tender or exchange offer for securities of the Company;

                      For:           19,453,276
                      Against:        7,663,703
                      Abstained:            100

        d)     Not applicable.



        Item 6. Exhibits and Current Reports on Form 8-K

           a)    Exhibits
                 10.0  Material Contracts.
                 27.1  Financial Data Schedule

           b)    Reports on Form 8-K:
                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BUSINESS OBJECTS S.A.


Date:  August 9, 2000               By:      /s/ Bernard Liautaud
                                       -----------------------------------------
                                                 Bernard Liautaud
                                         Chairman of the Board, President,
                                            and Chief Executive Officer


Date:  August 9, 2000               By:   /s/ Clifton T. Weatherford
                                       ----------------------------------------
                                              Clifton T. Weatherford
                                            Chief Financial Officer and
                                            Senior Group Vice President

                               Index to Exhibits


        Number      Description
        ------      -----------
         10.0       Material Contracts
         27.1       Financial Data Schedule