Form 10-Q
period 2000-09-30
BUSINESS OBJECTS SA
filed 2000-11-09
CIK 928753

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                Yes____X___                                 No_________


The number of outstanding shares of each of the issuer's classes of capital or common stock as of October 31, 2000 was 40,337,266 including 383,000 treasury shares of Ordinary Shares of Euro 0.10 nominal value, including 20,137,502 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

--------------------------------------------------------------------------------

                              BUSINESS OBJECTS S.A.
                                      INDEX

PART I. FINANCIAL INFORMATION                                                                      PAGE
Item 1. Unaudited Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets at September 30, 2000 and
        December 31, 1999                                                                           3

        Condensed Consolidated Statements of Income for the three and nine
        months ended September 30, 2000 and 1999                                                    4

        Condensed Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999                                                           5

        Notes to Condensed Consolidated Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                       9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 15


PART II. OTHER INFORMATION                                                                         22

SIGNATURES                                                                                         23

                           BUSINESS OBJECTS S.A.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands of US dollars, except for share amounts)

                                                        September 30,   December 31,
                                                            2000            1999
                                                        -------------   ------------
                                                         (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents .....................      $ 183,762       $ 176,233
     Restricted cash ...............................         12,496            --
     Accounts receivable, net ......................         59,532          53,993
     Other current assets ..........................         17,575          13,947
                                                          ---------       ---------
          Total current assets .....................        273,365         244,173

Goodwill and other intangible assets, net ..........         23,177          12,556
Property and equipment, net ........................         18,735          13,831
Deposits and other assets ..........................          3,830           1,986
                                                          ---------       ---------
          Total assets .............................      $ 319,107       $ 272,546
                                                          =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................      $  20,157       $  11,780
     Accrued payroll and related expenses ..........         27,459          23,994
     Deferred revenue ..............................         38,914          31,849
     Other current liabilities .....................         44,464          37,946
                                                          ---------       ---------
          Total current liabilities ................        130,994         105,569

Notes payable-long term ............................          4,303           2,924

Shareholders' equity
Ordinary shares, Euro 0.10 nominal value ($0.09
U.S. as of September 30, 2000): Authorized 59,464
at September 30, 2000 and 74,033 at December 31,
1999; Issued and outstanding- 40,294 at September
30, 2000 and 38,958 at December 31, 1999  ..........          4,583           3,522
Additional paid-in capital .........................        137,601         126,026
Treasury stock, 383 shares at September 30, 2000
and December 31, 1999 ..............................         (4,611)         (4,611)
Retained earnings ..................................         78,524          52,174
Accumulated other comprehensive income .............        (32,287)        (13,058)
                                                          ---------       ---------
Total shareholders' equity .........................        183,810         164,053
                                                          ---------       ---------
          Total liabilities and shareholders' equity      $ 319,107       $ 272,546
                                                          =========       =========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   (Unaudited, in thousands of US dollars, except per ADS and per share data)

                                                       Three Months Ended               Nine Months Ended
                                                           September 30,                  September 30,
                                                       2000            1999            2000           1999
                                                    ---------       ---------       ---------       ---------
Revenues:
     License fees ............................      $  53,427       $  37,302       $ 151,635       $ 104,369
     Services ................................         32,578          22,464          91,505          62,448
                                                    ---------       ---------       ---------       ---------
          Total revenues .....................         86,005          59,766         243,140         166,817
Cost of revenues:
     License fees ............................            524           1,232           1,986           3,188
     Services ................................         13,097           8,995          38,538          26,122
                                                    ---------       ---------       ---------       ---------
          Total cost of revenues .............         13,621          10,227          40,524          29,310
                                                    ---------       ---------       ---------       ---------
Gross margin .................................         72,384          49,539         202,616         137,507
Operating expenses:
     Sales and marketing .....................         41,091          28,668         119,787          82,122
     Research and development ................         11,507           6,500          29,801          18,922
     General and administrative ..............          5,270           4,107          14,548          12,007
     Goodwill ................................          1,051             808           3,157           2,060
                                                    ---------       ---------       ---------       ---------
          Total operating expenses ...........         58,919          40,083         167,293         115,111
                                                    ---------       ---------       ---------       ---------
Income from operations .......................         13,465           9,456          35,323          22,396

Interest and other income, net ...............          3,173             533           8,314           1,749
                                                    ---------       ---------       ---------       ---------
Income before provision for income taxes .....         16,638           9,989          43,637          24,145
Provision for income taxes ...................         (6,487)         (4,096)        (17,287)         (9,900)
                                                    ---------       ---------       ---------       ---------
Net income ...................................      $  10,151       $   5,893       $  26,350       $  14,245
                                                    =========       =========       =========       =========
Net income per ADS and share- basic ..........      $    0.25       $    0.16       $    0.66       $    0.40
                                                    =========       =========       =========       =========

ADS and shares used in computing net income
per ADS & per share- basic ...................         40,120          36,015          39,694          35,454
                                                    ---------       ---------       ---------       ---------
Net income per ADS and share- diluted ........      $    0.23       $    0.15       $    0.60       $    0.37
                                                    =========       =========       =========       =========

ADS and shares and common share equivalents
used in computing net income per ADS & per
share- diluted ...............................         43,799          39,439          43,712          38,610

                              BUSINESS OBJECTS S.A.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands of US dollars)



                                                                      Nine Months Ended
                                                                        September 30,
                                                                    2000             1999
                                                                  ---------       ---------
Cash flows from operating activities:
Net income .................................................      $  26,350       $  14,245
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization ..........................          5,754           5,213
    Amortization of goodwill and intangible assets .........          5,852           2,060
    Changes in operating assets and liabilities:
     Accounts receivable ...................................        (11,017)            581
     Current and other assets ..............................         (4,982)         (3,728)
     Accounts payable ......................................          9,676           1,045
     Accrued payroll and related expenses ..................          5,697           2,742
     Deferred revenue ......................................          9,619           6,518
     Other current  liabilities ............................         11,476           2,534
                                                                  ---------       ---------
Net cash provided by operating activities ..................         58,425          31,210

Cash flows from investing activities:
Purchases of property and equipment ........................        (12,029)         (5,654)
Business acquisitions, net of cash acquired ................        (18,245)         (4,627)
                                                                  ---------       ---------
Net cash used for investing activities .....................        (30,274)        (10,281)

Cash flows from financing activities:
Issuance of shares .........................................         12,636           8,428
Purchase of treasury shares ................................           --            (4,611)
Restricted cash ............................................        (12,496)           --
Issuance of notes payable ..................................          5,000            --
Repayment of notes payable .................................         (6,600)           --
                                                                  ---------       ---------
Net cash provided by (used for) financing activities .......         (1,460)          3,817

Effect of foreign exchange rate changes on cash,
   cash equivalents and short-term investments .............        (19,162)         (2,596)
                                                                  ---------       ---------
Net increase  in cash and cash equivalents .................          7,529          22,150
Cash and cash equivalents at the beginning of the period ...        176,233          71,713
                                                                  ---------       ---------
Cash and cash equivalents at the end of the period .........      $ 183,762       $  93,863
                                                                  =========       =========

                              BUSINESS OBJECTS S.A.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 1999.

2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $2,206,000 at September 30, 2000 and $1,650,000 at December 31, 1999.

4.   REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position
     (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9. Revenue from product license is recognized once persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable and the Company has no remaining obligations. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

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

     The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts):

                                                            Three Months Ended         Nine Months Ended
                                                                September 30,            September 30,
                                                             2000         1999         2000         1999
                                                            -------      -------      -------      -------
Net Income ...........................................      $10,151      $ 5,893      $26,350      $14,245
                                                            =======      =======      =======      =======
Basic - Weighted average ADSs and shares
outstanding ..........................................       40,120       36,015       39,694       35,454
                                                            -------      -------      -------      -------

Incremental ordinary shares attributable to shares
issuable under employee stock plans
and warrants .........................................        3,679        3,424        4,018        3,156
                                                            -------      -------      -------      -------

Diluted - Weighted average ADSs and shares
outstanding ..........................................       43,799       39,439       43,712       38,610
                                                            =======      =======      =======      =======

Net income per ADS and per share--basic ..............      $  0.25      $  0.16      $  0.66      $  0.40
                                                            =======      =======      =======      =======
Net income per ADS and per share--diluted ............      $  0.23      $  0.15      $  0.60      $  0.37
                                                            =======      =======      =======      =======

6.   RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (FAS133). In June 1999, the Board issued FAS 137, "Accounting for Derivative Instruments and Hedging Activity- Deferral of the Effective Date of FAS Statement No. 133", which deferred the effective date of FAS 133 until fiscal years beginning after June 15, 2000. FAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not believe that FAS 133 will have a significant impact on its consolidated financial position, results of operations, or cash flows.

7.   COMPREHENSIVE INCOME/ LOSS

     Comprehensive income includes foreign currency translation gains and losses that have been previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income/ loss (in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                   2000           1999          2000           1999
                                                 --------       --------      --------       --------
Net income ...................................   $ 10,151       $  5,893      $ 26,350       $ 14,245

Change in cumulative translation
  adjustment .................................    (11,294)         2,783       (19,229)        (2,898)
                                                 --------       --------      --------       --------
Total comprehensive income (loss) ............   $ (1,143)      $  8,676      $  7,121       $ 11,347
                                                 ========       ========      ========       ========

8.   ACQUISITIONS AND RESTRICTED CASH

     In April 2000, the Company acquired Olap@Work, Inc., a privately held software company based in Ottawa, Canada, for $10 million in cash and $5 million in notes payable. Olap@Work, Inc. develops and markets high-end online analytical processing (OLAP) reporting tools. The acquisition has been accounted for under the purchase method of accounting. The notes are due in three annual installments subject to employment related contingencies, and are secured by $5 million of restricted cash that the Company has placed into an escrow account. Approximately $13.7 million of the purchase price has been allocated to goodwill and other intangible assets, which is being amortized over useful lives ranging from 1 to 5 years.

     In August 2000, the Company acquired a division of Executive Computing Group, the Company's Australian distributor, for approximately $2.5 million in cash and $500,000 in notes payable fully secured by a restricted cash escrow account. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to goodwill and other intangible assets and is being amortized over 5 years from the date of acquisition.

9.   LEGAL MATTERS

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

The Company derives its revenues from license fees and from charges for services, consisting of post-sale customer support, consulting and training services. Revenue from product license is recognized once persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable and the Company has no remaining obligations. Revenues from customer support services are recognized on a straight-line basis over the period during which the support services are provided. Consulting and training service revenues are recognized as the services are provided. In software arrangements that include rights to multiple software products, post-sale customer support, and/or other services, the total arrangement fee is allocated among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

The Company generates a significant portion of its revenue and incurs a significant portion of its expenses in foreign currencies, primarily French francs, British pounds sterling, Japanese yen, Italian lira, and other European currencies. Accordingly, the Company's results of operations are affected by year-over-year exchange rate fluctuations of the United States dollar relative to these currencies. Foreign exchange rate fluctuations reduced the Company's overall increase in revenue by approximately 9% for the quarter and nine months ended September 30, 2000. However, the net impact on operating income for the three and nine months ended September 30, 2000 was immaterial as the reduction in translated revenue was primarily offset by a reduction in translated foreign operating expenses.

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                         ------------------          ------------------
                                                         2000          1999          2000          1999
                                                         -----         -----         -----         -----
Revenues:
   License fees......................................     62.1%         62.4%         62.4%         62.6%
   Services..........................................     37.9          37.6          37.6          37.4
                                                         -----         -----         -----         -----
      Total revenues.................................    100.0%        100.0%        100.0%        100.0%
                                                         =====         =====         =====         =====
Cost of revenues:
   License fees......................................      0.6           2.1           0.8           1.9
   Services..........................................     15.2          15.0          15.9          15.7
                                                         -----         -----         -----         -----
      Total cost of revenues.........................     15.8          17.1          16.7          17.6
                                                         -----         -----         -----         -----
Gross margin.........................................     84.2          82.9          83.3          82.4
Operating expenses:
   Sales and marketing...............................     47.8          48.0          49.3          49.2
   Research and development..........................     13.4          10.9          12.2          11.4
   General and administrative........................      6.1           6.9           6.0           7.2
   Goodwill..........................................      1.2           1.3           1.3           1.2
                                                         -----         -----         -----         -----
      Total operating expenses.......................     68.5          67.1          68.8          69.0
                                                         -----         -----         -----         -----
Income from operations...............................     15.7          15.8          14.5          13.4
Interest and other income, net.......................      3.6           0.9           3.4           1.0
                                                         -----         -----         -----         -----
Income before provision for income taxes.............     19.3          16.7          17.9          14.4
Provision for income taxes...........................     (7.5)         (6.9)         (7.1)         (5.9)
                                                         -----         -----         -----         -----
Net income...........................................     11.8%          9.8%         10.8%          8.5%
                                                         =====         =====         =====         =====
Gross margin (as a percentage of related revenues):
   License fees......................................     99.0%         96.7%         98.7%         96.9%
   Services..........................................     59.8%         60.0%         57.9%         58.2%

The following table sets forth the geographic source of our revenues as a percent of total worldwide revenues:

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                  2000        1999        2000        1999
                                  ----        ----        ----        ----
Europe ..................         53.5%       59.4%       57.7%       62.7%
North America ...........         36.7%       32.4%       33.1%       30.1%
Rest of World ...........          9.8%        8.2%        9.2%        7.2%
                                 -----       -----       -----       -----
Total ...................        100.0%      100.0%      100.0%      100.0%
                                 =====       =====       =====       =====


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

LICENSE FEES. Revenues from license fees were $53.4 million and $37.3 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $16.1 million or 43.2%. Revenues from license fees were $151.6 million for the nine months ended September 30, 2000 and $104.4 million for the prior year period, representing a period-to-period increase of $47.2 million or 45.3%. The increase in license fees was primarily due to increased license sales of WEBINTELLIGENCE(R), the Company's platform for intranet and extranet installations, and to a lesser extent, increases in license sales of BUSINESSOBJECTS(TM) and related software products.

We anticipate that license fees, which represented approximately 62% of our total revenues for the three month periods ended September 30, 2000 and 1999, and approximately 62% and 63% of our total revenues for the nine month periods ended September 30, 2000 and 1999, respectively, will continue to represent a majority of our revenue for the foreseeable future. We expect that the market penetration by, and number of, our competitors will increase, and as a result, the growth rate in our license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

SERVICES. Revenues from services consist of maintenance, consulting and training revenues. Revenues from services totaled $32.6 million for the three months ended September 30, 2000, and $22.5 million for the prior year period, representing a period-over-period increase of approximately $10.1 million, or 45.0%. Revenues from services totaled $91.5 million for the nine months ended September 30, 2000, and $62.4 million for the prior year period, representing a period-over-period increase of approximately $29.1 million, or 46.5%. The increase in revenues from services was primarily due to increases in maintenance revenues related to increases in our installed customer base and the renewal of support contracts, increases in consulting revenues, and increases in training revenues. As market penetration by, and the number of, competitors increase, the growth rate of our installed base and, consequently, the growth rate of our services revenues may not be as high as growth rates achieved in the past. We anticipate increasing our efforts in selling maintenance, consulting, and training services, and expect that service revenues should continue to represent a significant portion of our total revenues.

COST OF LICENSE FEES. Cost of license fees consists primarily of costs incurred for materials, packaging, freight and royalties. Cost of license fees totaled $524,000 for the three months ended September 30, 2000 compared to $1.2 million in the prior year period, and $2.0 million for the nine months ended September 30, 1999 compared to $3.2 million in the prior year period. Cost of license fees as a percent of license fee revenues decreased from approximately 3.3% for the three months ended September 30, 1999 to 1.0% for the three months ended September 30, 2000, and from approximately 3.1% for the nine months ended September 30, 1999 to approximately 1.3% for the nine months ended September 30, 2000. The decrease in cost for the three and nine month periods ended September 30, 2000 was primarily due to cost savings related to freight and documentation production and lower royalty expense as a result of reduced license fees from third party licensed products.

COST OF SERVICES. Cost of services consists of the cost of providing consulting, training and maintenance. Cost of services totaled $13.1 million for the three months ended September 30, 2000 compared to $9.0 million in the prior year period, and totaled $38.5 million for the nine months ended September 30, 2000 compared to $26.1 million in the prior year period. Cost of services as a percent of service revenues remained relatively constant at 40.2% and 40.0% of service revenue for the three month periods ending September 30, 2000 and 1999, respectively. Costs increased slightly to 42.1% for the nine month period ending September 30, 2000 from 41.8% for the nine month period ending September 30, 1999. The increase in cost of services as a percent of the related revenues was primarily due to higher costs of providing consulting and training services associated with increased staffing, offset by improved productivity in providing maintenance support. The increase in expenses in absolute dollars resulted from increased headcount necessary to support our service activities and increased subcontracting of consulting and training activities.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising and product promotion activities, and related facilities costs. Sales and marketing expenses totaled $41.1 million and $28.7 million for the three months ended September 30, 2000 and 1999, respectively, and $119.8 million and $82.1 million for the nine months ended September 30, 2000 and 1999, respectively. Sales and marketing expenses as a percent of total revenues remained relatively constant at 47.8% of revenues for the quarter ended September 30, 2000 from 48.0% for the quarter ended September 30, 1999, and at 49.3% for the nine months ended September 30, 2000 from 49.2% for the nine months ended September 30, 1999. The increase in sales and marketing expenses in absolute dollars was attributable to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees and related facilities expenses, and amortization of intangible assets resulting from the purchase of Olap@Work, Inc. and Next Action Technology, Ltd. Research and development expenses totaled $11.5 million and $6.5 million for the three months ended September 30, 2000 and 1999, respectively, and $29.8 million and $18.9 million for the nine months ended September 30, 2000 and 1999. Research and development expenses as a percent of revenues were 13.4% and 10.9% for the three month periods ended September 30, 2000 and 1999, respectively, and 12.2 % and 11.4% for the nine month periods ended September 30, 2000 and 1999, respectively. The increase in research and development expenses as a percent of revenue for the three and nine months ended September 30, 2000 is due to the amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Olap@Work, Inc. and Next Action Technology, Ltd., and other related costs associated with the continued operations of these acquisitions, including staffing and facilities. This amortization expense totaled $1.0 million and $2.3 million for the three and nine month periods ended September 30, 2000, and $0 for the comparable periods in 1999. The increase in absolute dollars in research and development expenses for the three and nine months ended September 30, 2000 from the comparable prior year periods is due to increased staffing and associated support required to expand and enhance our product line and to amortization of intangible assets. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services, including legal and accounting services and bad debt expense. General and administrative expenses totaled $5.3 million and $4.1 million for the three months ended September 30, 2000 and 1999, respectively, and $14.5 million and $12.0 million for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses decreased as a percent of total revenues from 6.9% for the quarter ended September 30, 1999 to 6.1% for the quarter ended September 30, 2000 and from 7.2% for the nine months ended September 30, 1999 to 6.0% for the nine months ended September 30, 2000. The decrease in general and administrative expenses as a percent of total revenues is primarily due to revenues growing at a faster rate than spending on general and administrative expenses. The increase in general and administrative expenses in absolute dollars on both a quarter and year to date basis is primarily due to increased professional fees and higher facilities costs resulting from increases in depreciation and other miscellaneous office expenses. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

AMORTIZATION OF GOODWILL. Amortization of goodwill in the quarter ended September 30, 2000 relates to the purchase of a division of Executive Computing Group, the Company's Australian distributor, in August 2000, the purchase of Olap@Work, Inc. in April 2000, the purchase of Next Action Technology in October 1999, and the purchase of Prophecy Holding B.V. in April 1999. Amortization of goodwill for all other periods presented also includes expense related to the purchase of Delphi Software A.G. in May 1997 and a division of Datamat Ingegneria dei Sistemi S.p.A. in April 1997. Goodwill is amortized on a straight-line basis over a period of five years from the date of acquisition. Amortization expense totaled $1.1 million and $808,000 for the three months ended September 30, 2000 and 1999, respectively, and $3.2 million and $2.1 million for the nine months ended September 30, 2000 and 1999, respectively.

INTEREST AND OTHER INCOME, NET. Interest and other income, net was composed of the following (in thousands):

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                   -----------------       ------------------
                                                    2000       1999         2000         1999
                                                   ------      -----       ------      -------
Net interest income .........................      $1,794      $ 614       $4,804      $ 1,806
Other income ................................       1,000       --          3,000           --
Net exchange gain/ (loss) ...................         379        (81)         510          (57)
                                                   ------      -----       ------      -------
      Total interest and other income, net ..      $3,173      $ 533       $8,314      $ 1,749
                                                   ======      =====       ======      =======

Net interest income increased during the three and nine months ended September 30, 2000 due to an increase in cash available for investment.

Other income for the three and nine month periods ended September 30, 2000 represents payments received from Brio Technology, Inc. in settlement of patent litigation. As part of the settlement, Brio Technology, Inc. agreed to pay the Company $10.0 million, payable quarterly in $1.0 million payments beginning September 30, 1999. To date, the Company has received a total of $5.0 million under the settlement.

INCOME TAXES. The provision for income taxes totaled $6.5 million for the three months ended September 30, 2000 compared to $4.1 million in the prior year period, and totaled $17.3 million for the nine months ended September 30, 2000 compared to $9.9 million in the prior year period. The Company's effective tax rate was 39.0% and 41.0% for the three month periods ended September 30, 2000 and 1999, respectively, and 39.6% and 41.0% for the nine months ended September 30, 2000 and 1999, respectively. The 2000 effective rate is lower than the 1999 rate due primarily to the reduction in the French statutory rate in December 1999. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had cash, cash equivalents and restricted cash of $196.3 million, an increase of $20.0 million from December 31, 1999. Cash generated from operations totaled $58.4 million for the nine months ended September 30, 2000, as compared to $31.2 million for the comparable period in 1999. Net cash generated for the nine months ended September 30, 2000 resulted primarily from increases in net income and non-cash charges for depreciation and amortization, increases in accounts payable, other current liabilities, deferred revenue and accrued payroll and related expenses, offset by increases in accounts receivable and current and other assets.

Investing activities for the nine months ended September 30, 2000 consisted primarily of the purchase of Olap@Work Inc., a privately held software company based in Ottawa, Canada, for $10 million in cash and $5 million in notes payable secured by a restricted cash escrow account, and $12.0 million of property and equipment additions. Business Objects Americas, a wholly owned subsidiary of Business Objects S.A., issued a standby letter of credit in August, 2000 for $7.0 million as security for its new San Jose facilities lease. The letter of credit was secured with a $7.0 million interest bearing deposit that is restricted as to withdrawal. Also during August 2000, the Company acquired a division of Executive Computing Group, the Company's Australian distributor, for approximately $2.5 million in cash and $500,000 in notes payable fully secured by a restricted cash escrow account.

Financing activities for the nine months ended September 30, 2000 consisted of the issuance of $12.6 million of ordinary shares under employee stock plans and repayment of $6.6 million of notes issued in relation to prior acquisitions.

We believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially as a result of a number of factors including those set forth in the Risk Factors section.

As of September 30, 2000, all of our cash and cash equivalents, and restricted cash were classified as available-for-sale. The principal portion of our investments is not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. However, we cannot assure you that these fluctuations will not continue and will not be significant. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of September 30, 2000, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

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

While the variability of our license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

     o We typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather then evenly throughout the quarter.

     o Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months.

     o Customers may delay purchasing decisions in anticipation of our new products or product enhancements or platforms or announced pricing changes by us or our competitors.

     o We partly depend on large orders which may take several months to finalize. A delay in finalizing a large order may result in the realization of license fees being postponed from one quarter to the next.

     o Our revenues are also sensitive to the timing of our competitors' offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.

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

Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements, including BUSINESSOBJECTS 5.i and WEBINTELLIGENCE 2.6, which were recently launched, until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

     o    potential customers may delay or forego purchases;

     o    our reputation in the marketplace may be damaged;

     o    we may incur additional service and warranty costs; and

     o we may have to divert additional development resources to correct the defects and errors.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we are currently in the process of litigating a patent infringement claim against Cognos, Inc. and Cognos Corporation and have settled a patent infringement claim in September 1999 in our favor against Brio Technology, Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

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

The potential effects on our business operations resulting from any third party infringement claim that may be filed against us in the future include the following:

     o    we could be forced to cease selling our products;

     o we would be forced to commit management resources to resolve the claim;

     o    we may incur substantial litigation costs in defense of the claim;

     o    we may be required to indemnify our customers;

     o we may have to expend significant development resources to redesign our products as a result of these claims; and

     o we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us, and these agreements may contain terms that are unfavorable to us.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot assure you that these fluctuations will not continue and will not be significant. As of September 30, 2000, we were not engaged in a foreign currency hedging program to cover our currency transaction exposure.

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

In the future, any of our competitors could introduce products with more features at lower prices. Some of these companies could also bundle existing or new products, with other more established products that they offer, and compete more effectively against our products. Some of these competitors have already, or may in the future, provide their products or components of their products to customers at no cost to the customer to gain market share. Because our products are specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products. Furthermore, other companies larger than us could enter the market through internal expansion or by strategically aligning themselves with one of our current competitors and provide products that cost less than our products. We believe that the business intelligence software market will continue to grow and develop, and that more and more large companies may find it a desirable market in which to compete. To the extent that we are unable to effectively compete against our current and future competitors, as a result of some or all of the factors stated above, our financial condition and operating results would suffer.

THE SOFTWARE MARKETS THAT WE TARGET ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTIONS.

The market for business intelligence software is characterized by:

     o    rapid technological advances;

     o    changes in customer requirements; and

     o    frequent new product introductions and enhancements.

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

PART II. OTHER INFORMATION

     Item 5. Other Information

     On October 25, 2000, the Company's Board of Directors appointed John Olsen as Director of the Company subject to ratification at the next general meeting of shareholders. This nomination was made to fill the vacancy created by the resignation of Philippe Claude effective July 11, 2000.

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

                              BUSINESS OBJECTS S.A.

Date:  November 9, 2000          By: /s/ Bernard Liautaud
                                     ----------------------------------
                                             Bernard Liautaud
                                     Chairman of the Board, President,
                                        and Chief Executive Officer

Date:  November 9, 2000          By: /s/ Clifton T. Weatherford
                                     ----------------------------------
                                       Clifton T. Weatherford
                                     Chief Financial Officer and
                                     Senior Group Vice President

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
27.1           Financial Data Schedule