Form 10-K
period 2000-12-31
BUSINESS OBJECTS SA
filed 2001-04-02
CIK 928753

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2000,

OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from          to
Commission File Number 0-24720

                             BUSINESS OBJECTS S.A.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          The Republic of France                                                    None
------------------------------------------------------                  -------------------------------------------
   (Jurisdiction of incorporation or organization)                          (I.R.S. Employer Identification No.)

          157/159 Rue Anatole France, 92300 Levallois-Perret, France
         ------------------------------------------------------------
                   (Address of principal executive offices)
                                (408) 953-6000
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

Title of each class:                                  Name of each exchange on which registered:
-------------------                                   -----------------------------------------
American depositary shares, each representing                 Nasdaq -National Market
   one Ordinary Share
Ordinary Shares                                          Nasdaq -National Market*
Ordinary Shares                                          Premier Marche of the Euronext Paris, France

* Ordinary Shares are not traded in the United States, rather, they are deposited with The Bank of New York, as Depositary, and one American depositary share is issuable for every one Ordinary Share deposited with the Depositary.

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes    [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of our common equity held by non-affiliates, based upon the closing sale price of our American depositary shares on February 28, 2001 as reported on the Nasdaq -National Market, was approximately $3,463,777,000 Ordinary Shares held by each of our officers and directors and by each person owning 5% or more of our outstanding Ordinary Shares are excluded because such persons may be deemed to be affiliates of Business Objects. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 2001, the number of outstanding shares of each class of our common equity was 60,961,140 Ordinary Shares of Euro 0.10 nominal value, including 19,152,105 American depositary shares (as evidenced by American depositary receipts), each corresponding to one Ordinary Share.

     All ordinary and American depositary share and per share data have been adjusted for the three for two stock split effected in the form of a dividend on March 12, 2001.

                      Documents Incorporated by Reference

     We have incorporated by reference into Part III of this Form 10-K portions of our Proxy Statement for our Annual Meeting of Shareholders. References in this Form 10-K to the "Company," "Business Objects," "we," "our," and "us" refer to Business Objects S.A. and our consolidated subsidiaries.

                                  Trademarks

     BusinessObjects, the Business Objects logo, BusinessQuery, BusinessMiner, BusinessObjects Ithena CVM, Set Analyzer, BusinessObjects Infoview, BusinessObjects Broadcast Agent, BusinessObjects personal Trainer, Rapid Deployment Templates, ReportScript, Semantically Dynamic, SmartSpace, Universe Repository, and WebIntelligence are trademarks or registered trademarks of Business Objects S.A. All other trademarks or trade names referenced in this Form 10-K are the property of their respective owners.

                              Reporting Currency

     All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

                          American Depositary Shares

     We have sponsored a program that provides for the trading of our Ordinary Shares in the United States in the form of American depositary shares ("ADSs"). Each ADS represents one Ordinary Share placed on deposit with The Bank of New York, as depositary (the "Depositary"), and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement (the "Deposit Agreement") dated September 22, 1994, as amended on May 8, 1996 and December 30, 1998, Ordinary Shares may be deposited with the Paris office of BNP Paribas, as custodian (the "Custodian"), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. The form of the Deposit Agreement as amended and restated on December 30, 1998 is incorporated by reference as an exhibit to this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
Item 1.  Description Of  Business ...............................................................     4

Item 2.  Description Of Property.................................................................    16

Item 3.  Legal Proceedings.......................................................................    16

Item 4.  Submission of Matters to a Vote of Security Holders.....................................    17

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................    17

Item 6.  Selected Financial Data.................................................................    19

Item 7.  Management's Discussion and Analysis of Financial Condition and Results Of Operations...    19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............................    31

Item 8.  Financial Statements and Supplementary Data ............................................    32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...    49

Item 10. Directors and Executive Officers Of Registrant .........................................    49

Item 11. Executive Compensation .................................................................    49

Item 12. Security Ownership of Certain Beneficial Owners and Management .........................    49

Item 13. Certain Relationships and Related Transactions .........................................    49

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................    49

Item 14A Index to Exhibits.......................................................................    51

Item 1. Description of Business

Our Company

Business Objects develops, markets, and supports e-business intelligence (e-BI) software for client/server environments, intranets, extranets, and the internet. Using e-business intelligence, organizations can access, analyze, and share corporate data for better decision making. Business intelligence software tools are designed to help companies turn data into useful business information, thereby leading to increased competitive advantage, new business opportunities, improved customer service and corporate agility.

There are three main market areas for e-business intelligence: enterprise, extranets, and analytic applications. In the enterprise, Business Objects products provide employees with information to make better business decisions, and are used in environments ranging from workgroups of 10 users to enterprise deployments exceeding 20,000 within an intranet environment. In the extranet environment, we are pioneering the use of e-BI in applications that allow organizations to build stronger relationships by linking customers, partners, and suppliers via the internet. In addition, our analytic applications allow companies to model, segment, and measure customer data and other key variables.

Our core software tool, BusinessObjects(TM), and its platform for internet-based installations, WebIntelligence(R), enable end users to access and interact with information available to enterprises from a wide range of sources, including database systems, such as those developed by Oracle, IBM, Sybase, Informix and Microsoft, business applications, such as those developed by SAP, Siebel, PeopleSoft, Oracle and I2, and data warehouses. Users can create new queries or reports, access catalogs of reports and do simple or complex analysis of the data. Instead of struggling with complex and technical database terminology, users interact with data using business representations of information, or "business objects," with which they are familiar. The reports they create or access can be shared with other users through sophisticated distribution and security systems. Our software tools also enable our customers to share their information with their own customers, suppliers and other business partners through the internet and extranets.

From our inception in 1990 through December 31, 2000, we have sold to more than 12,400 customers around the world.

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

During the 1980s, these applications were typically built in-house using application development tools and relational database management systems. The early 1990s brought a revolution in packaged enterprise business applications as customers began to purchase their software solutions from third parties rather than develop such software internally. As a result, organizations invested heavily in enterprise resource planning systems, customer relationship management applications, supply chain systems and other packaged business applications from vendors such as SAP, PeopleSoft, Oracle, Baan, Siebel and I2.

While the ultimate goal of deploying these business applications was to both automate the execution of business processes and make information more readily available to business users, the software industry historically succeeded in delivering the former goal and failed in the latter. In other words, while the increased use of packaged business applications have resulted in organizations possessing unprecedented amounts of data about their customers, products, revenues and operations, that data largely remained inaccessible to the business users who needed it. Realizing that the strategic business value of information technology lies not in process automation itself, but in exploiting the information captured by process automation, these enterprises began looking for ways in which to access and utilize that information.

The Emergence of Business Intelligence

As a result, the 1990s brought a strong focus on the delivery of business intelligence software tools designed to work in conjunction with an enterprise's operational packaged business applications, but built with the specific goal of providing information access to users throughout an organization. Business intelligence software tools were typically built in conjunction with data warehouses and data marts, which are dedicated databases set up and designed to provide end users with access to business information.

Business intelligence tools were developed to allow non-technical users to generate queries, structure reports, conduct analysis and share the answers to common business questions such as the following:

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

The Impact of the Internet

The emergence and growth of the internet has brought many changes to the business intelligence software market, including the following:

Larger enterprise deployments. New internet technologies, such as Java and the hypertext markup language (HTML), have made it possible to create business intelligence software tools that eliminate the need to install and maintain personal computer application database connectivity software on a user's desktop personal computer. As a result, organizations can now deploy business intelligence tools in an environment that requires minimal administration by information technology departments at a greatly reduced cost. Accordingly, it has become cost effective for organizations to deploy business intelligence software tools more widely within an organization to the increasing number of individuals empowered to make business decisions.

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

Extranets. The internet also enables organizations to differentiate their products and services from competitive offerings by supplementing the products and services with online, value-added, internet-based information services. Organizations are realizing that value-added information can also improve customer service and drive both revenue and profit growth. Examples of ways in which these business to business extranet applications have been used successfully include:

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

The Business Objects Solution

We provide our customers with an easy-to-use, secure, scaleable, and extensible business intelligence solution designed to meet the demanding requirements of today's competitive world. Our principal software tool, BusinessObjects, and its platform for internet-based installations, WebIntelligence, act as an information access front end for end users on top of corporate databases, business applications and data warehouses. The key advantages of our solution include:

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

     . Access to all enterprise data sources. Our software tools can access over 100 different relational and non-relational data sources. Due to our powerful query generation technology, our software tools can access data stored not only in relational data warehouses and data marts built for analytical purposes, but also any existing relational database. We also offer specific interfaces for popular packaged business applications such as those provided by SAP, Oracle, Siebel, PeopleSoft and Baan.

     . Shared infrastructure for client/server and internet environments. Because we built our internet platform, WebIntelligence, on the architecture of our client/server software, BusinessObjects, our software platforms share a common infrastructure. This enables our customers to expand easily their existing client/server installations to include internet-based users and to migrate their systems from client/server-based systems to internet applications.

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

     . Scalability. Because of our powerful administration and security tools, as well as a centralized business intelligence repository, our software tools are capable of scaling from deployments as small as ten users to deployments of thousands of users.

Business Strategy

Our objective is to become the leading supplier of e-business intelligence software solutions worldwide. Our business strategy to achieve our objective is focused on four key areas:

Continue to develop and deploy products and services for extranet and e-business applications. We believe that the internet represents a tremendous opportunity for e-business intelligence technology. We developed WebIntelligence to extend the business intelligence capabilities of BusinessObjects from its original client/server environment into intranet, extranet and e-business environments. We intend to continue developing and optimizing our products for use on the internet, extranets and e-business environments, both for traditional brick and mortar companies and pure dot.com companies.

Maintain enterprise-wide focus. We believe that enterprise-wide deployments will continue to represent a significant business opportunity for us. To capitalize on this opportunity, we intend to ensure that our software can be used throughout the enterprise by the maximum number of users. To this end, we intend to continue to enhance the administration and security features of our software. We also intend to increase our focus on delivering products that complement packaged business applications, including enterprise resource planning and customer relationship management systems, such as those offered by SAP, Oracle, Siebel, I2, and PeopleSoft. Finally, we intend to continue to optimize our products for use on intranets, which we believe will be the primary platform for corporate software deployment.

Expand the analytic applications strategy. We believe that corporations today are focusing more and more on the relationships with their customers, and that e-business intelligence has an important role to play in the customer relationship management market. In 1999, we incorporated Ithena, Inc., focused on delivering front-end customer intelligence, or analysis applications. In 2000, Business Objects combined the company's existing Set Analyzer strategic business unit and the Ithena subsidiary to form the Analytic Applications Division. This division will work to create integrated, applications that will provide business managers with a complete view of their organization's operations.

Expand our strategic relationships. We believe that our relationships with key enterprise software vendors, systems integrators and value-added resellers are important to our success. We currently have marketing relationships with several large relational data base management, enterprise resource planning, customer relationship management, wireless, portal, and e-business vendors to promote our solution in their respective markets, which we believe will improve our competitive position. In the ERP market, we have continued to work very closely with SAP and PeopleSoft and have received certifications on their most recent offerings. In 2000, we significantly extended our relationship with Siebel where Business Objects is embedded in the Siebel eBusiness Analytics suite. We have a strategic relationship with IBM, who is currently the largest reseller of Business Objects products worldwide. We created formal partnership programs to work with many of the leading enterprise information portal vendors and wireless device, service, and platform companies. We also have reseller agreements with indirect sales channel partners to expand our market coverage, as well as provide a source of revenue at attractive margins. Finally, we have relationships with system integrators who not only market our products with larger systems solutions, but have also generated revenues for us by recommending our products to their customer base. We intend to continue to pursue and develop these relationships to expand our market opportunity.


Marketing Focus

We design our software for medium to large business organizations and governmental institutions, and focus our marketing efforts on the following:

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

     .   Users of Enterprise Resource Planning and Customer Relationship
     Management Software. Organizations implementing complex client/server packaged business applications from Enterprise Resource Planning vendors such as SAP, Oracle, PeopleSoft, and Baan and Customer Relationship Management vendors such as Siebel, Vantive, Remedy, and Clarify frequently require comprehensive end user data access and reporting functionality. Our software provides significant value to these organizations by virtue of its ability to handle the complexities of the underlying databases that support these applications. In addition, our Rapid Deployment Templates (RDTs) can be used with certain of these client/server packaged business applications. RDTs provide a set of predefined objects to organizations using such applications to facilitate the implementation of our e-business intelligence solution. We intend to continue to develop, independently or in conjunction with others, RDTs for use with specific applications.

     .   Users of Custom Developed Business Applications Software. Many
     organizations have a number of end users using information systems or applications developed by third parties in a relational database environment and have accumulated a large volume of data in their databases. We believe that the exposure of end users to the benefits of the relational database environment has stimulated demand for more efficient and effective access to the data. By allowing end users to independently access data, generate reports, and perform analyses, our software enables these organizations to take better advantage of their substantial investments in relational database and client/server technology.

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

Products

Business Objects offers a complete suite of e-business intelligence software solutions, which include query, reporting, online analytical processing, set-based analysis, time series analysis, and data mining features for the end user and administration tools that enable information technology professionals to set up and deploy our products across the enterprise.

User Products

To provide greater flexibility to our customers, our core software can be deployed in web, Windows(TM) or wireless environments.

BusinessObjects InfoView is our business intelligence portal that collects and consolidates a company's business intelligence information and presents it in a secure, focused, and personalized view to users inside and outside the organization. InfoView allows users to view, search, open, print, refresh, and read reports, as well as store and view other documents. InfoView is particularly useful for users who only need a basic level of business intelligence functionality, as well as for large companies who want to deploy reports to a large number of users across the enterprise. InfoView is available in web, Windows, and wireless (e.g., from a cell phone) environments.

Our client/server business intelligence software tool, BusinessObjects, provides integrated query, reporting, and online analytical processing capabilities, in order to enable non-technical end users to easily access, analyze, and share corporate data. The latest release of this product, BusinessObjects 5.i, began shipping in July 2000. BusinessObjects 5.i combines access to enterprise reporting functions such as report distribution and management with traditional decision support functions such as ad hoc access to corporate data, report creation, and online analytical processing functions such as "drill" and "slice and dice." Drilling refers to looking at data in increasing levels of detail, for example by starting at sales by region and then drilling or conducting further queries to see sales by district for a given region. Slice and dice refers to the complex data analysis function where a user views or analyzes data based on variables in different ways, for example by analyzing sales by region and then changing the variables to analyze regions by sales.

WebIntelligence, our platform for internet-based installations, allows end users to perform ad hoc query, reporting, and analysis over the internet. WebIntelligence has a distributed architecture with core functionality resident on the server and Java-based applets running on the desktop. WebIntelligence eliminates the need for installation and maintenance of both application software and database middleware on each user's desktop personal computer, which provides organizations with a cost-effective way to broadly deploy business intelligence software capabilities, and extend it beyond the organization to reach suppliers, partners, and customers through extranets. Customers are currently pursuing extranet deployments for applications in industries including finance, manufacturing, telecommunications, insurance, healthcare, publishing, logistics, and government. At the end of 2000 we had several hundred customers using WebIntelligence in extranet applications.

The latest release of this platform, WebIntelligence 2.6, began shipping in July 2000 on Windows NT and UNIX (Sun Solaris). WebIntelligence 2.6 also has programmability features including a WebIntelligence application programming interface allowing customers to change its look and feel to be consistent with their own internet site.

Both BusinessObjects and WebIntelligence are packaged as two core integrated modules that allow users to access data, build reports, and do multidimensional analysis. Customers can start with the business intelligence portal BusinessObjects InfoView and add functionality over time by adding modules of BusinessObjects and WebIntelligence for maximum functionality.

Core Modules. The core integrated modules of BusinessObjects and WebIntelligence are:

     . Reporter. Reporter is the module for ad hoc query and reporting that can be added to BusinessObjects InfoView to enable end users to retrieve information and build their own reports, which can include a variety of multidimensional charts and graphs.

     . Explorer. Explorer is our online analytical processing module that can be added to BusinessObjects InfoView to enable end users to conduct integrated multidimensional analysis of data, such as slice, dice and drill, directly in reports.

Add-On Products. In addition, we provide the following add-on products to enhance the functionality of BusinessObjects InfoView, BusinessObjects, and
WebIntelligence:

     . Broadcast Agent(TM). Broadcast Agent is our integrated enterprise report and broadcast server that allows users to publish, push, and broadcast pre-built or ad hoc reports on corporate data via the internet, the BusinessObjects repository, and a wide range of output devices. Its robust, flexible architecture provides a scaleable enterprise reporting solution for thousands of users.

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

Analytic applications. Analytic applications allow companies to model, segment, and measure customer data and other key variables:

     . BusinessObjects Ithena CVM(TM). Business Objects Ithena CVM is a customer value management analytic applications solution that tracks and analyzes individual behavior over time and customer-interaction touchpoints using fine-grained segmentation. Using Business Objects Ithena CVM, companies can realize one-to-one marketing because it has the ability to determine how changes in an individual customer's behavior affect both individual relationships and entire segments. For example, Ithena CVM can identify key business and lifetime events that happen to individual customers within a segment and events that could cause a customer to leave or join a segment.

     . Set Analyzer(TM). Set Analyzer is a high performance, set-based analysis tool for very large databases. Set Analyzer extends the functionality of BusinessObjects and WebIntelligence, by adding more powerful analysis functions and increasing the speed of complex data queries within very large databases.

Administration Tools

To assist information technology professionals in setting up and maintaining our business intelligence software, we provide the following administration tools:

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

     . Developer Suite. Developer Suite opens up our business intelligence platform to enable value-added resellers or end users to develop packaged, analytical, or custom business intelligence applications, as well as to customize the look and feel of our products. Developer Suite utilizes Microsoft Visual Basic for Applications, Active Server Pages, and JavaServer Pages, and also includes development licenses of BusinessObjects InfoView, BusinessObjects, WebIntelligence, Designer, and Supervisor, plus advanced documentation, and sample programs.

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

Services

We provide the following services in connection with our product offerings:

Post-Sales Customer Support and Software Maintenance. Our five regional customer support centers (Americas--San Jose and Atlanta, USA; Europe--Maidenhead, United Kingdom; and Asia/Pacific--Tokyo, Japan and Sydney, Australia) are staffed by highly-trained support engineers who answer customer inquiries by telephone. All customer support centers use a common global case tracing, knowledge base and problem reporting system designed to enable engineers to share their knowledge and experience, improve the quality of our responses to customers and reduce our response time for customer inquiries. Technical support is also provided by our value-added resellers, systems integrators, consulting partners and distributors, whom we support with our regional Business Objects support centers.

We deliver, tiered customer support services to better meet customers' needs. Customers can purchase premium level services for extended service hours and designated engineering support. In addition, we offer an online customer support internet site, designed to help customers become more self-sufficient. The website is available 24 hours a day, 7 days a week to customers on our maintenance plan. The website allows customers to use a high-powered search engine to query the multiple technical repositories we have available to find a solution to their inquiries, or the customer may log a case directly from our internet site to their local support center. Our online customer support internet site provides our customers with access to up-to-date technical information, the ability to download service packs and patches for our software tools, tips on using our software tools, product documentation, technical papers and our support newsletter. This internet site provides customers with access to up-to-date technical information and helps customers independently resolve inquiries.

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

We offer training classes through in-house facilities at our offices in the United States, the United Kingdom, France, and other locations in Europe. These facilities are complemented by a network of independent certified training centers in our principal markets throughout the world. In addition, we also provide onsite training services upon customer request. Training service fees are charged to a customer on a per participant per day basis. Business Objects PERSONAL TRAINER is available for customers who want intranet-based training in their own environments (see "Item 1. Description of Business -Products").

Consulting Services. We provide consulting services to our customers through our own staff and through certified consulting partners. We believe that providing consulting services directly through our own staff and our certified partners generates more demand for our products. Our consulting services allow us to assist our customers in all stages of their development life cycle, from initial analysis through deployment of products. Our involvement can range from an advisory status to managing the entire implementation process.

Our consultants have wide-ranging industry, operational and technical knowledge of numerous database systems, and all have in-depth knowledge of our product line. Our consulting services are charged to a customer on a per consultant per day basis, or in specific package bundles.

Sales and Marketing

We market and sell our products and services through a direct sales organization in the United States, France, the United Kingdom, Germany, Belgium, Luxembourg, Italy, Spain, Canada, Sweden, the Netherlands, Switzerland, Australia, and Japan. In addition, we utilize indirect sales channels, such as value-added resellers, system integrators, consulting partners and distributors to cover North America, Europe, Asia, Latin America, and the rest of the world where we have no direct sales presence.

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

Product Development

We believe that innovation, timeliness of product releases, and high product quality is essential to maintain our competitive position. Consequently, we dedicate considerable resources to development efforts to enhance our existing products and to develop new products. To date, we have relied primarily on internal development of our products, but have in the past and may in the future continue to license or acquire technology or products from third parties. The development group is responsible for the design, development and release of product enhancements, upgrades, and new products, and is based primarily in Levallois-Perret, France. We also occasionally use third-party resources to expand the capacity and technical expertise of our internal research and development group.

The product development cycle consists of five stages:

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

     . The release stage culminates in the general availability of a given product. A product is deemed to be ready to manufacture (RTM) when all involved groups indicate they are satisfied with the stabilization stage and are ready to start shipping the product.

     . The maintenance stage begins once a product is released RTM and involves the planning, development and release of service packs.

Customers

Our customers represent a wide, cross-industry spectrum of large global corporations, major governmental institutions and educational institutions. A partial list of customers who have purchased at least $100,000 of software licenses from us include:

Financial/Insurance

Chase Global Bank
Citibank
Fidelity Investment
First National Bank of Omaha
Goldman Sachs
Mastercard International
Merrill Lynch
The Principal Financial Group
Prudential Insurance Company
Smith Barney
Zurich - U.S. Insurance

Health/Medical

Allegiance
Blue Cross Blue Shield
Healthnet
Kaiser Permanente
Medtronic
Owens & Minor

Chemical/Energy

Baltimore Gas & Electric
BP Amoco
Chevron
CITGO Petroleum Corp.
Dow Chemical
Duke Energy
Electricite de France
Mitsubishi Chemicals
Mobil
Shell International

Government/Federal

Ministere de la Defense
NASA

U.S. Army
U.S. Department of Defense Health Affairs
U.S. DOE/Lawrence Livermore
U.S. Federal Government
U.S. Navy/NavAir

Telecommunications

AT&T
Belgacom
British Telecom
China Telecom
Deutsche Telekom
Ericsson
France Telecom
Global One
Lucent Technologies
Nortel Networks
Southwestern Bell
Telecom Italia
Telstra
Vodafone

Pharmaceuticals

Ciba Geigy
Eli Lilly
Glaxo
Novartis Pharmaceutical
SmithKline Beecham

Consumer/Retail

Nestle Corporation
PepsiCo
Kraft Foods

Transportation/Automotive

Harley Davidson
Ford Motor Company
Peugeot
Penske Logistics

Competition

The market for our software is highly competitive, rapidly evolving, and subject to rapidly changing technology. We compete principally with providers of business intelligence software, data warehousing, and data mining software, and query and reporting software. Our direct competitors for our core business include Brio Technology, Inc., Cognos Incorporated, Hummingbird Communications, Ltd., MicroStrategy, Inc., Oracle Corporation, Actuate Corporation, and Seagate Software. We also indirectly compete with suppliers of enterprise application software, including Microsoft Corporation. Competitors for the Analytic Applications Division include: Cognos Incorporated, Informatica Corporation, E.piphany, Inc., Hyperion, Microstrategy, Inc., and SAP AG. A number of our competitors and potential competitors have significantly greater financial and other resources than us, which may enable them to address more effectively new competitive opportunities. In addition, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well-established relations with some of our existing and targeted customers.

We believe that the principal competitive factors that impact the market we serve include: price, performance, and scalability, ease of use, functionality, product architecture, product quality and reliability, scope of distribution, customer support and name recognition. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

Manufacturing

We rely upon third-party suppliers to perform our CD duplication, print our user manuals, package our products, and manufacture related materials incorporated into our products and to deliver our product electronically. To date, we have not experienced any material difficulties or delays in manufacturing by our third-party suppliers.

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

Litigation may be necessary to protect our proprietary property. For example, we successfully engaged in litigation asserting that one of our competitors, Brio Technology, Inc., was infringing upon our rights under our patent. During May, 2000, we filed a lawsuit against another competitor, Cognos, Inc. and Cognos Corporation, alleging patent infringement under the same patent (see Item 3. Legal Proceedings). Litigating claims relating to our intellectual property can be very expensive in terms of management time and resources.

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

     .    BusinessQuery for SPSS from SPSS Inc.;

     .    BusinessQuery for GeoConcept from Alsoft;

     .    BusinessQuery for Statistica from StatSoft; and

     .    BusinessQuery for ArcView GIS from ESRI.

In addition, we license software programs from third parties and incorporate these programs into our software products or sub-license them directly to our customers. For example, we license our object request broker, which allows messaging between software components, from Inprise (formerly Visigenic) and our Visual Basic Application functionality from Microsoft Corporation. This licensed software is embedded in our products. In addition, we license our BusinessMiner(R) and Personal Trainer products from third parties, which are sold directly to end users as stand-alone add-on products.

Employees

     As of December 31, 2000 we had 1,888 full-time employees, including:

     .    395 in research and development;
     .    1,121 in sales and marketing;
     .    179 in customer service and support; and
     .    193 in finance and administration.

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

Item 2. Description of Property

Our corporate headquarters are located in Levallois-Perret, France, a suburb of Paris, in a leased facility consisting of approximately 140,000 square feet under a lease term expiring in 2009; however, we have the option to cancel the lease in 2006 without penalty.

We currently maintain our U.S. headquarters in a 58,000 square feet facility under a lease that expires in 2001. We plan to relocate this facility to a new location in San Jose, California in April 2001 under a 10 year lease agreement signed in August 2000. The new lease commences 90 days after delivery, and includes the right to extend the term for one additional six-year period. The new facility measures approximately 126,000 square feet, of which we plan to sublease approximately 51,000 square feet. We lease other facilities and offices in Puteaux, Aix-en-Provence, Lyon and Toulouse in France; Maidenhead, England; Koln and Bad Homburg, Germany; Bilthoven, the Netherlands; Madrid, Spain; Stockholm, Sweden; Zaventem, Belgium; Rome and Milan, Italy; Geneva and Baden-Dattwil, Switzerland; Luxembourg; Singapore; Sydney, Australia; Tokyo, Japan; Toronto, Canada; and in the United States in California, Colorado, Georgia, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York and Texas.

Item 3. Legal Proceedings

On May 5, 2000, we filed a lawsuit in United States District Court for the Northern District of California against Cognos, Inc. and Cognos Corporation for alleged patent infringement. The lawsuit alleges that Cognos, Inc. and Cognos Corporation infringe our United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as

Impromptu. Our complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages. In addition, we filed a notice of related case referring to a case previously pending before the district court, namely Business Objects S.A. v. Brio Technology, Inc. Case No. C97-0354.

We are also involved in various legal proceedings arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

U.S. Market Information

We have sponsored a program that provides for the trading of our ordinary shares in the United States in the form of American depositary shares (ADSs). Each American depositary share represents one ordinary share placed on deposit with the Bank of New York, as depositary, and is issued and delivered by the depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the depositary, ordinary shares may also be deposited with the Paris office of Paribas, as custodian. Our American depositary shares have been quoted on the Nasdaq National Market since September 1994.

French Market Information

Our ordinary shares are quoted on the Premier Marche of the Euronext Paris S.A. ("Euronext Paris") since November 1999.

On September 22, 2000, upon successful completion of an exchange offer, the ParisBourseSBF S.A., or the "SBF", the Amsterdam Stock Exchange and the Brussels Stock Exchanges merged to create Euronext, the first pan-European exchange. Through the exchange offer, all the shareholders of the SBF, the Amsterdam Stock Exchange and the Brussels Stock Exchanges contributed their shares to Euronext N.V., a Dutch holding company. Following the creation of Euronext, the SBF changed its name to Euronext Paris. Securities quoted on exchanges participating in Euronext will be traded over a common Euronext platform, with central clearinghouse, settlement and custody structures. However, these securities will remain listed on their local exchanges. As part of Euronext, Euronext Paris retains responsibility for the admission of shares to Euronext Paris' trading markets as well as the regulation of those markets.

Securities listed on the Euronext Paris are traded on one of three markets:
Premier Marche, Second Marche and Nouveau Marche. The securities of most large public companies are listed on the Premier Marche, and the Second Marche is available for small-and medium-sized companies. Securities may also be traded on the Nouveau Marche, a regulated electronic market introduced in March 1996, managed and operated by the Societe du Nouveau Marche, and established to allow companies seeking development capital to access the stock market.

Official trading of listed securities on the Euronext Paris is transacted through authorized financial institutions that are members of the Euronext Paris. Trading on the Premier Marche and the Second Marche takes place continuously on each business day from 9:00 a.m. through 5:30 p.m. (Paris, France time), with a pre-opening session from 7:15 a.m. through 9:00 a.m. (Paris, France time), with a pre-closing session from 5:30 a.m. to 5:35 p.m. during which transactions are recorded but not executed and a closing auction at 5:35 p.m. Any trade effected after the close of a stock exchange session is recorded on the next Euronext Paris trading day at the previous session's closing price.

Euronext Paris has introduced continuous electronic trading during trading hours for most listed securities. Euronext Paris, is managed and operated by Euronext Paris market enterprise. Euronext Paris publishes a daily official price list that includes price information on listed securities.

Euronext Paris places securities listed on the Premier Marche or the Second Marche in one of three categories, depending on their trading volume. Our shares are placed in the category known as Continu A, which includes the most actively traded securities.

Since September 25, 2000, all trading on the Premier Marche is performed on a cash settlement basis. However, a Deferred Settlement Service (Service a Reglement Differe or SRD) allows investors who elect this service to benefit from leverage and other special features of the monthly settlement market. The service is reserved for stocks which are either SF 120 components or have both a total market capitalization of at least Euro 1 billion and represent a minumum daily trading value of Euro 1 million. Our shares are eligible to the deferred settlement service. Investors who opt for SRD get billed by the financial intermediary holding these shares. Only bearer shares can be traded using SRD. Investors can elect on the determination date (date de liquidation), which is the fifth trading day before the end of the month, either to settle the trade by the last trading day of the month or to pay an additional fee and postpone the settlement decision to the determination date of the following month.

Equity securities traded on a deferred settlement basis are considered to have been transferred only after they have been registered in the purchaser's account. In accordance with French securities regulation, any sale of securities executed on a deferred settlement basis during the month of a dividend is deemed to occur after payment of the dividend to the seller. The account of the purchaser having purchased the securities prior to the date of the dividend payment is credited with an amount equal to the dividend paid, and the seller's account is debited by the same amount.

Trading in securities listed on the Premier Marche may be suspended by the Euronext Paris if quoted prices exceed certain price limits defined by the regulations of the Euronext Paris S.A. In particular, if the quoted price of a Continu A security varies by more than 10% from the previous day's closing price, trading may be suspended for up to 15 minutes. Further suspensions for up to 15 minutes are also possible if the price again varies by more than 5%, it being specified that the total daily variation may never exceed + 21.25% or -18.75%. Euronext Paris may also suspend trading of a security listed on the Premier Marche in certain other limited circumstances, including for example, the occurrence of unusual trading activity in the security. In addition, in exceptional cases, the Conseil des Marches financier may also suspend trading.

High and Low Price Range

The following table sets forth the range of quarterly high and low closing prices in U.S. dollars for our ADSs on the Nasdaq National Market exchange for each full quarterly period within the two most recent fiscal years and the range of high and low closing prices in euro for our ordinary shares on the Premier Marche for the period November 5, 1999 through December 31, 2000, the period in which our ordinary shares began trading on the Premier Marche. All prices have been adjusted retroactively to reflect the three for two stock split effected on March 12, 2001 and the two for one stock split effected on January 20, 2000.

                                                             Price per ADS                 Price per
                                                                                          Ordinary Share
                                                          ----------------------      -----------------------
                                                           High         Low               High      Low
2000:
Fourth Quarter...........................................   $ 75.83     $  37.21      Euro 87.33   Euro 41.87
Third Quarter............................................   $ 76.33    $  52.92      Euro 85.00   Euro 56.67
Second Quarter...........................................   $ 68.00    $  45.33      Euro 74.47   Euro 50.67
First Quarter............................................   $ 98.67    $  37.58      Euro 103.3   Euro 40.00
1999:
Fourth Quarter (period of November 5 to December 31
for Ordinary Shares)....................................    $ 47.42    $  18.13      Euro 49.33   Euro 23.83
Third Quarter...........................................    $ 20.56    $  12.13               -            -
Second Quarter..........................................    $ 13.00    $   5.85               -            -
First Quarter..........................................     $ 13.83    $   8.25               -            -

As of December 31, 2000, there were 50 record holders of our American depositary receipts evidencing 23,879,263 American depositary shares. As of December 31, 2000, there were 60,583,881 ordinary shares outstanding (including 23,879,263 ordinary shares underlying the outstanding American depositary shares and 574,500 treasury shares). All ADS and ordinary share data has been adjusted retroactively to reflect the three for two stock split effected in the form of a dividend on March 12, 2001 and the two for one stock split effected on January 20, 2000. The Company has never declared or paid any cash dividends on its ordinary shares. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. The selected statement of operations data for each of the five years in the period ended December 31, 2000 and the balance sheet data at December 31, 2000, 1999, 1998, 1997, and 1996 respectively have been derived from the Consolidated Financial Statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States, and adjusted to reflect the three for two stock split effective March 12, 2001, and the two for one stock split effective January 20, 2000.

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                  2000       1999       1998       1997      1996
                                                                  ----       ----       ----       ----      ----
                                                                  (in thousands, except  per ADS and per  share data)
   .........................................................
Total revenues..............................................    $348,934   $241,643   $ 166,894  $114,253 $ 85,137
Income from operations......................................    $ 59,025   $ 37,492   $  15,777  $  4,132 $  7,048
Net income..................................................    $ 42,403   $ 23,780   $  10,287  $  2,877 $  5,160
Basic net income per ADS and per share......................    $   0.71   $   0.44   $    0.20      0.06 $   0.11
Diluted net income per ADS and per share....................    $   0.65   $   0.40   $    0.19  $   0.06 $   0.10
Weighted average shares--basic..............................      59,741     54,159      50,897    49.872   48,795
Weighted average shares--diluted............................      65,292     59,303      53,223    50,627   50,772
Cash, cash equivalents, short-term
    investments and restricted cash.........................    $211,934   $176,233   $  71,713  $ 39,013 $ 42,171
Total assets................................................    $369,014   $272,546   $ 138,085  $ 94,340 $ 80,770
Working Capital.............................................    $164,439   $138,604   $  51,104  $ 36,479 $ 41,142
Long term obligations.......................................    $  4,288   $  2,924   $      --        -- $     19

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

Overview

General

Business Objects develops, markets, and supports e-business intelligence software for client/server environments, intranets, extranets, and the internet. Using e-business intelligence, organizations can access, analyze, and share corporate data for better decision making. Business intelligence software tools are designed to help companies turn data into useful business information, thereby leading to increased competitive advantage, new business opportunities, improved customer service and corporate agility.

We enter into arrangements for the sale of 1) licenses of software products and related maintenance contract; 2) bundled license, maintenance, and services; and
3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by the Statement of Position 98-9

"Modification of SOP No. 97-2 with Respect to Certain Transactions." We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right or return or price protection for sales to domestic and international distributors or value-added resellers (collectively, "resellers"). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, we recognize revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions.

Services can consist of maintenance, training and/or consulting services. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs.

For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

The Company generates a significant portion of its revenue and incurs a significant portion of its expenses in foreign currencies, primarily French francs, British pounds sterling, Japanese yen, Italian lira, and other European currencies. Accordingly, the Company's results of operations are affected by year-over-year exchange rate fluctuations of the United States dollar relative to these currencies. However, the net impact of foreign exchange rate fluctuations on operating income has been low as the variance in translated revenue is primarily counterbalanced by an offsetting variance in foreign operating expenses.

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

Recent Acquisitions

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

During April 2000, the Company acquired all the outstanding shares of Olap@Work, Inc., a privately held software company based in Ottawa, Canada, that develops and markets high-end online analytical processing (OLAP) reporting tools. The total purchase price including direct acquisition costs was $15.2 million, including notes payable of $5.0 million. The notes are due in three annual installments subject to employment related contingencies, and are secured by $5.0 million of restricted cash that the Company has placed into an escrow account. Of the purchase price, approximately $8.7 million has been allocated to goodwill, $5.0 million has been allocated to deferred employee retention costs, and $1.5 million has been allocated to the net book value of the acquired assets and liabilities, which approximate fair value. Goodwill is being amortized over a five year life beginning April 2000, and employee retention costs are being amortized to research and development expense over the term of the related notes payable.

Results of Operations

     The following table sets forth selected items from our consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

                                                                                     Year Ended
                                                                                    December 31,
                                                                                    ------------
                                                                             2000       1999          1998
                                                                             ----       ----          ----

   License fees.....................................................         63%         64%          65%
   Services.........................................................         37          36           35
                                                                          -----       -----        -----
      Total revenues................................................        100         100          100
Cost of revenues:
   License fees.....................................................          1           2            2
   Services.........................................................         15          14           14
                                                                          -----       -----        -----
      Total cost of revenues........................................         16          16           16
                                                                          -----       -----        -----
Gross margin........................................................         84          84           84
Operating expenses:
   Sales and marketing..............................................         48          49           53
   Research and development.........................................         12          11           12
   General and administrative.......................................          6           7            8
   Goodwill amortization............................................          1           1            1
                                                                          -----       -----        -----
      Total operating expenses......................................         67          68           74
                                                                          -----       -----        -----
Income from operations..............................................         17          16           10
Interest and other income, net......................................          3           1            1
                                                                          -----       -----        -----
Income before provision for income
   taxes and minority interest.......................................        20          17           11
Provision for income taxes...........................................        (8)         (7)          (4)
                                                                          -----       -----        -----
Net income...........................................................        12%         10%           6%
                                                                          =====       =====        =====
Gross margin:
   License fees......................................................        99%         97%          97%
   Services..........................................................        59%         60%          59%

Fiscal Years Ended December 31, 2000, 1999, and 1998.

Revenues

The following table sets forth information regarding the composition of our revenues and period-to-period changes:

                                                    2000           Percent          1999        Percent           1998
                                                    ----           --------         ----       --------           ----
                                                                    Change                      Change
                                                                    ------                      ------
                                                                            (Dollars in thousands)
License fees.............................        $   220,845         44%         $  153,747      41%            $  108,761
    Percentage of total revenues.........                 63%                            64%                            65%
Services.................................        $   128,089         46%         $   87,896      51%            $   58,133
    Percentage of total revenues.........                 37%                            36%                            35%
                                                 -----------                     ----------                     ----------
Total revenues...........................        $   348,934         44%         $  241,643      45%            $  166,894
                                                 ===========                     ==========                     ==========

Total revenues increased to $348.9 million in 2000, up from $241.6 million in 1999, and $166.9 million in 1998, representing increases of 44% from 1999 to 2000 and 45% from 1998 to 1999. In each year presented, a majority of our total revenues was derived from license fees for BusinessObjects and WebIntelligence, and related products. Our services revenues were comprised of revenues from maintenance, consulting and training activities.

 .    License Fees. Revenues from license fees increased approximately $67.1 million or 44% in 2000 over the level achieved in 1999. This compares to an increase of $45.0 million or 41% during 1999 over the level achieved in 1998. The increase in license fees in 2000 and 1999 was primarily due to increased sales of WebIntelligence, the Company's platform for internet-based installations, and to a lesser extent, increases in BusinessObjects and related software products in all geographic areas into which we sell.

 .    Services. Revenues from services increased approximately $40.2 million or
46% from 1999 to 2000. This compares to an increase of $29.8 million or 51% from 1998 to 1999. The increase in revenues from services for each period was primarily due to increases in maintenance resulting from the expansion of our installed customer base and concentration on the renewal of existing support contracts, increases in consulting revenues, and to a lesser extent increases in training revenues.

Cost of Revenues

The following table sets forth information regarding our cost of revenues and period-to-period changes:

                                                                        Percent                Percent
                                                            2000        Change     1999        Change      1998
                                                            ----        ------     ----        ------      ----
                                                                            (Dollars in thousands)
Cost of license fees................................       $ 2,569       (40)%    $ 4,297          31%    $ 3,272
   Percentage of license fees
       revenues.....................................             1%                     3%                      3%
Cost of services....................................       $53,101         50%    $35,467          48%    $23,899
   Percentage of services revenues..................            41%                    40%                     41%
                                                          --------                -------                 -------
       Total cost of revenues.......................       $55,670         40%    $39,764          46%    $27,171
                                                          --------                -------                 -------
   Percentage of total revenues.....................            16%        16%         16%

 . Cost of License Fees. Cost of license fees consist primarily of materials, packaging, freight, and third-party royalties. Cost of license fees as a percentage of license fees decreased to 1% for 2000, down from 3% in 1999 and 1998. The decrease in 2000 from 1999 as a percent of related revenues was primarily due to improved management of inventory levels, and reduction of freight and production costs of documentation and reduced royalty costs due to lower sales of third-party products.

 . Cost of Services. Cost of services, which consist of the cost of providing consulting, training, and maintenance, increased approximately $17.6 million or 50% in 2000 over the level experienced in 1999. This compares to an increase of $11.6 million or 48% in 1999 over the level experienced in 1998. The increase in costs in absolute dollars for both years was primarily due to the increase in the number of personnel involved in our consulting, maintenance, and training activities, and to a lesser extent, the cost of subcontracting some consulting and training activities. As a percentage of service revenues, cost of services remained fairly constant during all periods presented, ranging from 40% to 41% during the three years ended December 31, 2000.

Operating Expenses

The following table sets forth information regarding the composition of our operating expenses and period-to-period changes:

                                                        Percent                     Percent
                                               2000     Change           1999       Change       1998
                                               ----     ------           ----       ------       ----
                                                                (Dollars in thousands)
Sales and marketing....................     $  167,519       42%    $   117,960     32%      $    89,118
   Percentage of total revenues........             48%                      49%                      53%
Research and development...............     $   40,725       52%    $    26,746     38%      $    19,434
   Percentage of total revenues........             12%                      11%                      12%
General and administrative.............     $   21,741       31%    $    16,538     17%      $    14,140
   Percentage of total revenues........              6%                       7%                       8%
Goodwill Amortization..................     $    4,254       35%    $     3,143    151%      $     1,254
   Percentage of total revenues........              1%                       1%                       1%
                                            ----------              -----------              -----------
       Total operating expenses........     $  234,239       42%    $   164,387     33%      $   123,946
                                            ----------              -----------              -----------

   Percentage of total revenues........             67%                      68%                   74%

 . Sales and Marketing. Sales and marketing expenses were $167.5 million, or 48% of total revenues in 2000 as compared to $118.0 million, or 49% of total revenues in 1999 and $89.1 million, or 53% of total revenues in 1998. Sales and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, together with amounts paid for advertising and product promotion activities, and related facilities expenses. Sales and marketing expenses increased in absolute dollars in each period as we expanded our sales and marketing organization. This organization grew to 1,121 people at December 31, 2000 from 812 people at December 31, 1999 and 607 people at December 31, 1998. Sales and marketing expenses as a percentage of total revenues decreased each year over the prior period, as we experienced better productivity in our sales and marketing organization.

 . Research and Development. Research and development expenses were $40.7 million in 2000, $26.7 million in 1999, and $19.4 million in 1998. Research and development expenses represented 12% of total revenues in 2000, 11% of total revenues in 1999 and 12% of total revenues in 1998. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees, related facilities costs and amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Olap@Work, Inc.
in April, 2000 and Next Action Technology, Ltd. in October, 1999. The increase in research and development expenses in absolute dollars is due to increased staffing and associated support for software engineers as part of our expansion into the analytical applications market and, to a lesser extent, the amortization of intangible assets and other related costs associated with the continued operations of Olap@Work, Inc. and Next Action Technology, Ltd., including staffing and facilities. Our research and development organization grew to 395 people at December 31, 2000 from 243 people at December 31, 1999 and 155 people at December 31, 1998.

 . General and Administrative. General and administrative expenses were $21.7 million, or 6% of total revenues in 2000 as compared to $16.5 million, or 7% of total revenues in 1999 and $14.1 million, or 8% of total revenues in 1998. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses increased in absolute dollars in 2000 due to increased allowances for doubtful accounts due to the growth in accounts receivable associated with higher revenue levels and for all periods presented due to increased staffing to support our growth, and higher expenditures for legal and accounting services associated with operating a larger company. General and administrative expenses as a percentage of total revenues decreased each year over the prior period, as we experienced better productivity in our general and administrative organization.

 . Amortization of Goodwill. Goodwill amortization expense was $4.3 million in 2000 as compared to $3.1 million in 1999 and $1.3 million in 1998. Goodwill amortization expense was approximately 1% of total revenues for all years presented. Goodwill amortization expense increased in 2000 over 1999 and 1998 due to the purchase of Olap@Work, Inc. in April 2000 and the purchase of a division of Executive Computing Group, the Company's Australian distributor, in August 2000. Goodwill amortization expense increased in 1999 over 1998 as a result of the purchase of Next Action Technology in October 1999, and the purchase of Prophecy Holding B.V. in April 1999. In general, goodwill is amortized over a five year period.

Interest and Other Income, Net

The following table sets forth information regarding the composition of our net interest and other income and period-to-period changes:

                                                       Percent                  Percent
                                              2000     Change       1999        Change         1998
                                              ----     ------       ----        ------         ----
                                                            (Dollars in thousands)
Net interest income....................    $   7,281      160%    $    2,798         45%     $   1,931
Other income...........................        3,908     1375%           265         --             --
Net exchange gain......................          458     1105%            38        (74)%          147
                                           ---------              ----------                 ---------
Total interest income and other, net...    $  11,647      276%    $    3,101         49%     $   2,078
                                           ---------              ----------                 ---------

Interest and other income, net primarily represents net interest income, net gains resulting from foreign currency exchange rate changes, and other income net of related legal expenses from the settlement of a patent infringement action against Brio Technology, Inc.

Net interest income totaled $7.3 million in 2000, $2.8 million in 1999 and $1.9 million in 1998. The increase in net interest income for all periods presented resulted from higher levels of invested cash due to increased cash provided by operations, as well as from the $71.8 million we received in November 1999 the from the sale of 3,105,000 ordinary shares in France and the rest of Europe in connection with a listing on the Premier Marche of the Euronext Paris in France.

During September 1999, the Company executed a Memorandum of Understanding with Brio Technology Inc. (Brio) in settlement of pending patent litigation. As part of the settlement, the Company dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against the Company involving patent number 5,915,257 and agreed to pay the Company $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. Due to the inherent uncertainties with respect to Brio making the remaining quarterly payments on the settlement, the Company deferred the gain on the settlement and is recognizing it under the cost-recovery method. Under the cost-recovery method, no gain is recognized until cash payments by Brio exceed the legal expenses incurred by the Company. Payments under the settlement are included in interest and other income, net of related legal expenses.


Income Taxes

The following table sets forth information regarding our income taxes:


                                                         Percent                    Percent
                                             2000        Change         1999        Change        1998
                                             ----        ------         ----        ------        ----
                                                                (Dollars in thousands)
Provision for income taxes.............    $ 28,269          68%      $ 16,813         130%     $  7,316
Effective tax rate.....................          40%                        41%                       41%

Income taxes totaled $28.3 million in 2000, $16.8 million in 1999 and $7.3 million in 1998. This represented an effective income tax rate of 40% in 2000, and 41% in 1999 and 1998. The 2000 rate was lower due primarily to a decrease in the French statutory income tax rate.

Liquidity and Capital Resources

                                                                                Percent
                                                                2000            Change           1999
                                                                ----            ------           ----
                                                                         (Dollars in thousands)
Working capital.............................................  $164,439              19%        $138,604
Cash and cash equivalents...................................   199,581              13%         176,233
Net cash provided by operating activities...................    69,002              49%          46,277
Net cash used for investing activities......................   (32,485)             50%         (21,672)
Net cash provided by (used in) financing activities.........    (1,186)           (101)%         90,137

As of December 31, 2000, we had cash and cash equivalents of $199.6 million, an increase of $23.3 million from December 31, 1999. Net cash provided by operating activities for the twelve months ended December 31, 2000 was $69.0 million, as compared to $46.3 million for the same period in 1999. The increase in net cash provided by operating activities for the year ended December 31, 2000 primarily resulted from higher net income, non-cash charges for depreciation and amortization expense and increases in deferred revenue, accounts payable, income taxes payable, other current liabilities and accrued payroll and related expenses, partially offset by increases in accounts receivable and current and other assets.

Accounts receivable net of allowances increased to $88.7 million at December 31, 2000 from $54.0 million at December 31, 1999 resulting primarily from an increase in revenue. Accounts receivable days sales outstanding was 75 days as of December 31, 2000 and 65 days at December 31, 1999. The increase in days sales outstanding in 2000 was due in part to the strengthening of the Euro vs. the U.S. dollar at December 31, 2000, whereby accounts receivable were translated into U.S. dollars at a higher value than the translation of the related revenues, which are translated at average rates during the period. Although days sales outstanding increased from 1999, the percent of receivables past due has decreased from 1999 due to increased focus on collection activities. In general, due to the level of European sales which tend to have longer collection cycles than North American sales and the fluctuation of the Euro, and the historical pattern of revenue generation towards the end of each quarter, we anticipate that accounts receivable will continue to be substantial in the future, and that days sales outstanding will remain fairly consistent with the 2000 results.

Our investing activities in each year presented consisted primarily of business acquisitions totaling $18.2 million in 2000 and $12.9 million in 1999, and expenditures for fixed assets totaling $14.2 million in 2000 and $8.8 million in 1999. We had no significant capital commitments as of December 31, 2000 and we currently anticipate that additions to property and equipment for the next year will be comparable to recent past years.

Our net financing activities used $1.2 million of cash in 2000 and provided $90.1 million of cash in 1999. Financing activities in 2000 included $13.4 million from the issuance of shares under employee stock option, purchase plans and directors warrants and $5.5 million from the issuance of notes payable for business acquisitions, which was partially offset by the transfer of $12.3 million into restricted cash accounts as security for the notes issued in 2000 and as collateral for a $7.0 million standby letter of credit issued in August, 2000 to secure our new San Jose facilities lease, and by the repayment of $7.8 million of notes payable. Financing activities in 1999 included $71.8 million from the sale of 3,105,000 ordinary shares in France and the rest of Europe in November 1999, $12.4 million from the issuance of shares under employee stock option and purchase plans, $10.6 million from the issuance of notes payable in relation to business acquisitions, partially offset by $4.6 million for the repurchase of 575,000 treasury shares.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the e-business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the e-business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest markets for our products and services. If there is an economic slowdown to any degree in this marketplace, this could affect the IT spending level by both current and potential customers and have an adverse effort on the company's revenue and profitability results.

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

We may have difficulties providing and managing the increased technical stability, performance and support requirements of an evolving market, which could cause a decline in our revenues and an increase in our expenses.

We are increasingly focusing our selling efforts on larger, enterprise-wide deployments of our products. Many of these deployments are on a Unix platform and require greater technical stability, performance and support than we have typically had to provide in the past. We may have difficulty providing and managing these increased technical requirements. Any such difficulty could cause us to lose existing customers, limit us to smaller deployments and cause us to expand our research and development and technical support costs which could cause a decline in our revenues and an increase in our expenses.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we successfully litigated a patent infringement claim against Brio Technology, Inc. in 1999, and are currently involved with another patent infringement claim against Cognos, Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

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

We depend on strategic relationships and business alliances for continued growth of our business

Our development, marketing and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major vendors, many of who are substantially larger than Business Objects. These business relationships often consist of joint marketing programs or partnerships with original end manufacturer or value added resellers. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of December 31, 2000, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

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

     As of December 31, 2000, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

     We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of December 31, 2000, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure. For the year ended December 31, 2000, a combined variation of 10% of the exchange rates of the main currencies in which we conduct business--the Euro, the British pound sterling and the Japanese yen--against the U.S. dollar would have generated a combined 7% variation of our revenues, partially offset by a combined 6 percent variation of expenses.

Item 8. Financial Statements and Supplementary Data

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Business Objects S.A.

We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                /s/ Ernst & Young LLP


San Jose, California
January 31, 2001,
except for note 11, as to which the date is March 12, 2001

                             Business Objects S.A.

                          Consolidated Balance Sheets
             (In thousands, except for per ordinary share amounts)

                                                                              December 31,
                                                                          2000            1999
                                                                          ----            ----
Assets
Current assets:
  Cash and cash equivalents.................................          $   199,581   $     176,233
  Restricted cash- current..................................                9,020              --
  Accounts receivable, net of allowances of $3,987 and
     $1,650 at December 31, 2000 and 1999, respectively.....               88,737          53,993
  Deferred tax assets, net..................................                7,458           5,997
  Prepaid and other current assets..........................               13,434           7,950
                                                                      -----------   -------------
       Total current assets.................................              318,230         244,173
Goodwill and other intangible assets, net....................              21,582          12,556
Property and equipment, net..................................              21,641          13,831
Deposits and other assets....................................               4,228           1,986
Restricted cash- long term...................................               3,333              --
                                                                      -----------   -------------
           Total assets......................................         $   369,014   $     272,546
                                                                      ===========   =============
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable..........................................         $    22,503   $      11,780
   Accrued payroll and related expenses......................              30,680          23,994
   Income taxes payable......................................              18,570          10,863
   Deferred revenue..........................................              49,490          31,849
   Other current liabilities.................................              28,524          19,448
   Notes payable- current portion............................               4,024           7,635
                                                                      -----------   -------------
      Total current liabilities..............................             153,791         105,569
Notes payable................................................               4,288           2,924
Commitments and contingencies
Shareholders' equity:
   Ordinary shares, Euro 0.10 nominal value ($0.09 U.S. as of
   December 31, 2000): authorized 83,086 at December 31, 2000 and 97,077 at December 31, 1999; issued and outstanding
   60,584 and 58,437 at December 31, 2000
   and 1999, respectively....................................               6,471           3,522
   Additional paid-in capital................................             138,390         126,026
   Treasury shares, 575 shares at December 31, 2000 and 1999.              (4,611)         (4,611)
   Retained earnings.........................................              94,577          52,174
   Accumulated other comprehensive loss......................             (23,892)        (13,058)
                                                                      -----------   -------------
Total shareholders' equity...................................             210,935         164,053
                                                                      -----------   -------------
Total liabilities and shareholders' equity...................         $   369,014   $     272,546
                                                                      ===========   =============

See accompanying notes.

                             Business Objects S.A.

                       Consolidated Statements of Income
          (In thousands, except per ADS and per ordinary share data)

                                                    Year Ended December 31,
                                                    -----------------------
                                               2000          1999           1998
                                               ----          ----           ----
Revenues:
  License fees........................     $   220,845  $    153,747  $    108,761
  Services............................         128,089        87,896        58,133
                                           -----------  ------------  ------------
    Total revenues...................          348,934       241,643       166,894
Cost of revenues:
  License fees........................           2,569         4,297         3,272
  Services............................          53,101        35,467        23,899
                                           -----------  ------------  ------------
     Total cost of revenues...........          55,670        39,764        27,171
                                           -----------  ------------  ------------
Gross margin...........................        293,264       201,879       139,723
Operating expenses:
  Sales and marketing.................         167,519       117,960        89,118
  Research and development............          40,725        26,746        19,434
  General and administrative..........          21,741        16,538        14,140
  Goodwill amortization...............           4,254         3,143         1,254
                                           -----------  ------------  ------------
    Total operating expenses.........          234,239       164,387       123,946
                                           -----------  ------------  ------------
Income from operations.................         59,025        37,492        15,777
Interest and other income, net.........         11,647         3,101         2,078
                                           -----------  ------------  ------------
Income before provision for
  income taxes and minority interest....        70,672        40,593        17,855
Provision for income taxes.............        (28,269)      (16,813)       (7,316)
Minority interest......................             --            --          (252)
                                           -----------  ------------  ------------
Net income.............................    $    42,403  $     23,780  $     10,287
                                           ===========  ============  ============
Net income per ADS and
  per share--basic....................     $      0.71  $       0.44  $       0.20
                                           ===========  ============  ============
  ADS and shares used in
   computing net income
   per ADS and per share--basic.......          59,741        54,159        50,897
                                           ===========  ============  ============
Net income per ADS and
  per share--diluted..................     $      0.65  $       0.40  $       0.19
                                           ===========  ============  ============
  ADS and shares and common
   share equivalents used in
   computing net income per ADS
   and per share--diluted.............          65,292        59,303        53,223
                                           ===========  ============  ============

See accompanying notes.

                             Business Objects S.A.

                Consolidated Statements of Shareholders' Equity
                                (In thousands)

                                                                                                            Accumulated     Total
                                                   Ordinary Shares  Additional Treasury Shares                 Other        Share-
                                                   ---------------    Paid-in  ---------------   Retained   Comprehensive   holders'
                                                   Shares    Amount   Capital  Shares    Amount  Earnings    Income(Loss)   Equity
                                                   ------    ------   -------  ------    ------  --------     -----------   ------
Balance at December 31, 1997..................    50,333     3,084     34,270      --       --    18,107         (4,662)     50,799
  Issuance of stock pursuant to
    employee stock option plans...............       957        56      2,719      --       --        --             --       2,775
  Issuance of ordinary shares under
    Employee Stock Purchase Plans.............       477        26      1,316      --       --        --             --       1,342
  Tax benefit of Nonqualified Stock Options..         --        --        400      --       --        --             --         400
Components of comprehensive income............
  Translation adjustment......................        --        --         --      --       --        --          1,644       1,644
  Net income..................................        --        --         --      --             10,287             --      10,287
                                                                                                                           --------
Total comprehensive income....................        --        --         --      --       --        --             --      11,931
                                                  ------    ------    -------  ------    -----   -------      ---------    --------
Balance at December 31, 1998..................    51,767     3,166     38,705      --       --    28,394         (3,018)     67,247
  Issuance of ordinary shares,
   net of expenses of $5,813                       3,105       166     71,678      --       --        --             --      71,844
  Issuance of stock pursuant to
    employee stock option plans ..............     2,883       154      9,008      --       --        --             --       9,162
  Issuance of ordinary shares under
    Employee Stock Purchase Plans.............       682        36      3,195      --       --        --             --       3,231
  Purchase of treasury shares.................        --        --         --     575    (4611)       --             --      (4,611)
  Tax benefit of issuance of ordinary shares..        --        --      1,036      --       --        --             --       1,036
  Tax benefit of Nonqualified Stock Options           --        --      2,404      --       --        --             --       2,404
Components of comprehensive
  income......................................
  Translation adjustment......................        --        --         --      --       --        --        (10,040)    (10,040)
  Net income..................................        --        --         --      --       --    23,780             --      23,780
                                                                                                                           --------
Total comprehensive income....................        --        --         --      --       --        --             --      13,740
                                                  ------    ------    -------  ------    -----   -------      ---------    --------
Balance at December 31, 1999..................    58,437     3,522   $126,026     575   (4,611)  52,174         (13,058)    164,053
  Issuance of stock pursuant to
    employee stock option plans ..............     1,768       116      8,069      --       --        --             --       8,185
  Issuance of ordinary shares under
    Employee Stock Purchase Plans ............       197        12      4,630      --       --        --             --       4,642
  Directors' warrants exerercise..............       182        12        574      --       --        --             --         586
  Nominal Value increased to 0.10 Euro                --       930       (930)     --       --       --              --          --
  Capitalization of share premium to effect
    3 for 2 stock split in the form of a
      dividend................................        --     1,879     (1,879)     --       --        --             --          --
  Tax benefit of Nonqualified Stock Options...        --        --      1,900      --       --        --             --       1,900
Components of comprehensive
  income......................................
  Translation adjustment......................        --        --         --      --       --        --        (10,834)    (10,834)
  Net income..................................        --        --         --      --       --    42,403             --      42,403
                                                                                                                           --------
Total comprehensive income....................        --        --         --      --       --        --             --      31,569
                                                  ------    ------    -------  ------    -----   -------       --------    --------
Balance at December 31, 2000..................    60,584    $6,471   $138,390     575  $(4,611) $ 94,577       $(23,892)   $210,935
                                                  ======    ======    =======  ======    ======  =======       =========   ========

See accompanying notes.

                              Business Objects S.A.

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                         Year Ended December 31,
                                                                         ------------------------
                                                                      2000        1999        1998
                                                                      ----        ----        ----
Cash Flows from Operating Activities:
   Net income................................................    $  42,403   $  23,780   $   10,287
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation and amortization...........................        6,923       6,896        5,385
     Amortization of goodwill and other intangible assets....        8,097       3,546        1,254
     Recognition of investment grant.........................           --          --         (712)
     Deferred income taxes...................................       (1,461)     (1,861)      (2,768)
     Tax benefits from issuance of stock.....................        1,900       3,440          400
     Changes in operating assets and
       liabilities:
       Accounts receivable, net..............................      (38,522)    (14,130)      (6,056)
       Current and other assets..............................       (6,416)     (4,429)        (665)
       Accounts payable......................................       11,140       2,307        2,043
       Accrued payroll and related expenses..................        7,999       8,934        9,673
       Income taxes payable..................................        8,469       3,396        6,160
       Deferred revenue......................................       19,424      11,141        4,323
       Other current liabilities.............................        9,046       3,257        5,390
                                                                 ---------   ---------   ----------
Net cash provided by operating activities....................       69,002      46,277       34,714

Cash Flows from Investing Activities:
   Purchases of property and equipment.......................      (14,240)     (8,807)      (6,803)
   Business acquisitions, net of cash acquired...............      (18,245)    (12,865)        (972)
   Proceeds from sales of short-term investments.............           --          --        2,505
                                                                 ---------   ---------   ----------
   Net cash used for investing activities....................      (32,485)    (21,672)      (5,270)

Cash Flows from Financing Activities:
   Issuance of shares........................................       13,413      84,189        4,117
   Purchase of treasury shares...............................           --      (4,611)          --
   Issuance of notes payable.................................        5,542      10,559           --
   Transfer of cash to escrow and other restricted accounts..      (12,340)         --           --
   Principal payments on notes payable.......................       (7,801)         --           --
                                                                 ---------   ---------   ----------
Net cash provided by (used in) financing activities                 (1,186)     90,137        4,117
   Effect of foreign exchange rate changes
     on cash and cash equivalents............................      (11,983)    (10,222)       1,644
                                                                 ---------   ---------   ----------
   Net increase in cash and cash equivalents.................       23,348     104,520       35,205
   Cash and cash equivalents at the
     beginning of the year...................................      176,233      71,713       36,508
                                                                 ---------   ---------   ----------
   Cash and cash equivalents at the end of
     the year................................................    $ 199,581   $ 176,233   $   71,713
                                                                 =========   =========   ==========
   Supplemental disclosures of non-cash
     activities:
   Cash paid for interest expense............................    $     182          --           --
   Cash paid for income taxes................................    $  19,586   $  12,047   $    6,903

See accompanying notes.

                            Business Objects, S.A.

                 Notes to Consolidated Financial Statements--
                             Business Objects S.A.


1.  Organization and Summary of Significant Accounting Policies

* Organization and Basis of Presentation. Business Objects S.A. (the Company) was organized in 1990 as a societe anonyme, or limited liability company, under the laws of the Republic of France. The Company develops, markets, and supports e-business intelligence software for client/server environments, intranets, extranets and the internet. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority controlled subsidiaries, after elimination of intercompany transactions and balances.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

* Translation of Financial Statements of Foreign Entities. The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," while the Company's reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rates for the year. Translation gains or losses are recorded as a separate component of shareholders' equity, and transaction gains and losses are reflected in net income.

Due to the number of currencies involved, the constant change in currency exposures, and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant. To date, the Company has not undertaken hedging transactions to cover any currency exposure.

*   Revenue Recognition.  The Company enters into arrangements for the sale of
1) licenses of software products and related maintenance contract; 2) bundled license, maintenance, and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

Arrangements consisting of license and maintenance only. For those contracts that consist solely of license and maintenance the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by the Statement of Position 98-9 "Modification of SOP No. 97-2 with Respect to Certain Transactions." The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, "resellers"). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions.

Arrangements consisting of license, maintenance and other services. Services can consist of maintenance, training and/or consulting services. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs.

For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

* Sales Returns and Warranties. The Company's distributors do not have the right to return merchandise for credit or refund. Any other potential sales returns are covered by the Company's allowance for sales returns and doubtful accounts. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date.

* Net Income Per ADS and Per Share. Basic net income per ADS and per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per ADS and per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. Dilutive common equivalent shares consist of stock options and warrants. Net income per share and per ADS has been adjusted for all periods presented to reflect the three for two stock split in the form of a dividend effective March 2001 and the two for one stock split effective January 2000.

* Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with maturity dates of greater than three months and less than one year are considered to be short-term investments. Cash equivalents include marketable securities that are principally money market funds, certificates of deposit and term deposits.

All of the Company's cash and cash equivalents are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at December 31, 2000 and 1999. Unrecognized gains or losses on available-for-sale securities are included net of tax in equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest income. The cost of securities sold is based on the specific identification method.

* Software Development Costs. The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company's development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company's products has been of relatively short duration, costs qualifying for capitalization were insignificant during the years ended December 31, 2000, 1999 and 1998. Accordingly, there were no capitalized software development costs at December 31, 2000 and 1999.

* Property and Equipment. Property and equipment are stated at cost. Office and computer equipment is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are depreciated over the shorter of the asset life or the remaining lease term.

* Concentration of Credit Risk. The Company sells its products to various companies across several industries throughout the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have been within management's expectations. The Company generally requires no collateral from its customers.

Substantially all revenues of the Company have been derived from the successive releases of one product and, as a consequence, any factor adversely affecting any release of this product would have a material adverse effect on the Company.

* Employee Stock Option Plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations in accounting for its employee stock options because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant, and no compensation expense is recorded. When the exercise price of the Company's employee stock options is less than the market price of the underlying shares of the date of the grant, compensation expense is recognized.

* Goodwill and Other Intangible Assets. Amortization of goodwill and purchased intangibles is provided on a straight-line basis over the respectful useful lives of the assets, which range from one to five years. As circumstances dictate, the Company assesses the recoverability of its other intangible assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value.

* Advertising Costs. The Company expenses advertising expenses as incurred. Advertising expenses totaled $4,081,000, $2,750,000 and $1,189,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

* Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

* Recent Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (FAS 133). FAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. FAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges of underlying transactions must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FAS 133 will not have a significant impact on the Company's consolidated financial position, results of operations, or cash flows at this time.

 .   Introduction of the European Economic and Monetary Union (EMU). On January
1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their sovereign currencies and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and is available for non-cash transactions. The Company expended resources, reviewed and modified pricing policies in the new economic environment, analyzed the legal and contractual implications for contracts, evaluated system capabilities, and ensured that banking vendors support its operations in Euro-related transactions. The Company has modified its business operations and systems to accommodate the Euro conversion, and as of December 31, 2000, the cost of these modifications has not significantly affected its operating results.

2.  Cash and Cash Equivalents

         The Company's cash and cash equivalents are as follows (in thousands):

                                                              December 31,
                                                              -----------
                                                          2000            1999
                                                          ----            ----
Cash and cash equivalents:
   Cash.............................................   $  14,643       $  26,529
   Certificates of deposit..........................      43,618          61,395
   Money market funds...............................     141,320          88,309
                                                       ---------       ---------
      Total cash and cash equivalents...............   $ 199,581       $ 176,233
                                                       =========       =========

         Unrealized holding gains and losses on available-for-sale securities at December 31, 2000 and 1999 and gross realized gains and losses on sales of available-for-sale securities during 2000, 1999 and 1998 were insignificant.

3.  Property and Equipment

         Property and equipment consists of the following (in thousands):

                                                              December 31,
                                                              ------------
                                                           2000          1999
                                                           ----          ----
Office and computer equipment..........................  $ 39,738      $ 28,150
Leasehold improvements.................................     6,370         5,237
                                                         --------      --------
   Total property and equipment........................    46,108        33,387
Accumulated depreciation and amortization..............   (24,467)      (19,556)
                                                         --------      --------
   Property and equipment, net.........................  $ 21,641      $ 13,831
                                                         ========      ========

Depreciation and amortization expense related to property and equipment totaled $6,923,000, $6,896,000, and $5,385,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

4.  Acquisitions

During August 2000, the Company acquired a division of Executive Computing Group, the Company's Australian distributor, for approximately $2,500,000 in cash and $500,000 in notes payable fully secured by a restricted cash escrow account. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated to goodwill and other intangible assets and is being amortized over 5 years from the date of acquisition.

During April 2000, the Company acquired all the outstanding shares of Olap@Work, Inc., a privately held software company based in Ottawa, Canada, that develops and markets high-end online analytical processing (OLAP) reporting tools. The total purchase price including direct acquisition costs was $15,154,000, including notes payable of $5,000,000. The notes are due in three annual installments subject to employment related contingencies, and are secured by $5,000,000 of restricted cash that the Company has placed into an escrow account. Of the purchase price, approximately $8,664,000 has been allocated to goodwill, $5,000,000 has been allocated to deferred employee retention costs, and $1,490,000 has been allocated to the net book value of the acquired assets and liabilities, which approximate fair value. Goodwill is being amortized over a five year life beginning April 2000, and employee retention costs are being amortized to research and development expense over the term of the related notes payable.

During October 1999, the Company acquired all the outstanding shares of Next Action Technology, Ltd. ("NAT"), a UK-based developer of set-based analysis technology for customer selection and segmentation applications. The total purchase price including direct acquisition costs was $8,396,000, including notes payable of $7,559,000. The notes bear interest at 5% and are due in four installments, with $4,600,000 due and paid in full in April 2000, $1,035,000 due and paid in full in December 2000, $985,000 due December 2001 and $938,000 due December 2002. The two final installments due December 2001 and 2002 are subject to certain contingencies relating to continuing employment of the NAT principals. Of the purchase price, approximately $5,437,000 has been allocated to goodwill and is being amortized over a five year life beginning October 1999, and $2,959,000 has been allocated to deferred employee retention costs and is being amortized to research and development, sales and marketing and general and administrative expenses over the term of the related notes payable.

During April 1999, the Company acquired all the outstanding shares of Prophecy Holding B.V., the sole shareholder of Prophecy Automatisering B.V. ("Prophecy"), a Dutch consulting firm predominately focused on decision support solutions as they relate to packaged applications. The aggregate purchase price, including direct acquisition costs, was $3,075,000 in cash plus notes payable totaling $3,000,000. The notes are payable in two installments, with $2,000,000 due and paid in full in April 2000 and the remaining $1,000,000 payable in April 2001, subject to certain contingencies relating to continuing employment of the principals of Prophecy. $5,278,000 of the purchase price has been allocated to goodwill and is being amortized over a five year period that began in April 1999.

The Company has accounted for all the acquisitions listed above using the purchase method, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. Accumulated amortization of goodwill and other intangible assets totaled $13,483,000 at December 31, 2000 and $5,384,000 at December 31, 1999.

The unaudited pro-forma consolidated results for the Company had the acquisitions been consummated January 1, 1999 are as follows (in thousands except per share amounts):

                                                               December 31,
                                                               ------------
                                                            2000         1999
                                                            ----         ----
    Revenues...........................................  $ 350,568     $ 243,144
    Net income.........................................  $  41,807     $  19,391
    Net income per ADS and per share--diluted..........  $    0.64     $    0.33

5.  Commitments and Contingencies

* Commitments. The Company leases its facilities and certain equipment under operating leases that expire through 2006. Future minimum lease payments under operating leases due for the fiscal years ending December 31 are as follows (in thousands):


            2001...................................  $   18,695
            2002...................................      17,275
            2003...................................      15,760
            2004...................................      15,306
            2005 ..................................      15,143
            Thereafter.............................      68,009
                                                     ----------
            Total..................................  $  150,188

Rent expense under all operating leases was approximately $10,600,000, $9,200,000 and $7,000,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company leases certain facilities under operating leases that contain free rent periods. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as deferred rent and is included in other current liabilities. The total liability for deferred rent was $1,667,000 and $464,000 at December 31, 2000 and 1999, respectively.

  * Legal matters. On May 5, 2000, the Company filed a lawsuit in United States District Court for the Northern District of California against Cognos, Inc. and Cognos Corporation for alleged patent infringement. The lawsuit alleges that Cognos, Inc. and Cognos Corporation infringe the Company's United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as Impromptu. The Company's complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages. In addition, the Company filed a notice of related case referring to a case previously pending before the district court, namely Business Objects S.A. v. Brio Technology, Inc. Case No. C97-0354.

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

6.  Shareholders' Equity

* Stock Splits. During February 2001, the Company's shareholders and Board of Directors voted approval for a three for two stock split in the form of a dividend of its ordinary shares and American depositary shares, which was effective on March 12, 2001. Because the three for two split was in the form of a dividend, the nominal value per ADS and per share was not adjusted. Instead, the Company recorded a transfer effective December 31, 2000 of approximately $1,879,000 from additional paid-in capital to ordinary share capital corresponding to $0.10 Euro per ADS and per share nominal value for the shares and ADS outstanding as of that date to reflect the result of the three for two split. During January 2000, the Company's shareholders and Board of Directors voted approval for a two for one stock split, for which the nominal value per share and ADS was adjusted. The split was effective January 20, 2000. All share and per share information have been adjusted to give effect to both splits.

* Ordinary shares. During November 1999, the Company sold 3,105,000 ordinary shares in a public offering in France and the rest of Europe made in connection with a listing on the Premier Marche of the Euronext Paris in France. Net proceeds from the offering were $71,844,000 after deducting underwriting discounts, commissions and other related expenses.

* Conversion of share capital into Euro and Increase in Nominal Value per Share. During May 1999 at the annual shareholders' meeting, the shareholders authorized the Board to convert the nominal value of the Company's ordinary shares from French Francs to the Euro. During November 1999, the Company's Board of Directors approved the conversion of the nominal value into Euro. In January 2000, the shareholders authorized an increase in the nominal value from 0.075 euro per share to 0.10 euro per share, resulting in a transfer of $930,000 from additional paid-in capital to ordinary share capital. All nominal value and option and warrant exercise price data have been adjusted to reflect this change.

* Dividend Rights. Net income in each fiscal year after deduction for legal reserves is available for distribution to shareholders of the Company as dividends, subject to the requirements of French law and the Company's "statuts," or articles of association. Dividends may also be distributed from reserves of the Company, subject to approval by the shareholders and certain limitations. Payment of dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the Board of Directors. If net income is sufficient, the Board of Directors has the authority, subject to French law and regulation and without the approval of shareholders, to distribute interim dividends. The Company has not distributed any dividends since its inception.

The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its share capital, funded by a transfer of at least 5% of the Company's net income per year to such legal reserve. The legal reserve balance requirement was $376,000 and $352,000 as of December 31, 2000 and 1999, respectively. The legal reserve is distributable only upon the liquidation of the Company. The Company's statuts also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the general meeting of shareholders.

* Liquidation Rights. In the event that the Company is liquidated, the assets of the Company remaining after payment of debts, liquidation expenses, and all remaining obligations will be distributed first to repay in full the capital of any outstanding shares. The surplus, if any, will then be distributed pro rata among the shareholders in proportion to the nominal value of their share holdings and subject to special rights granted to holders of priority shares, if any.

* Preemptive Subscription Rights. Shareholders have preemptive rights to subscribe for additional shares issued by the Company for cash on a pro rata basis. Shareholders may waive such preemptive subscription rights at an extraordinary general meeting of shareholders under certain circumstances. Preemptive subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offer of shares.

* Stock Repurchase Program. In October 1998, the Board of Directors approved the implementation of a share repurchase program whereby the Company could repurchase its ordinary shares or ADSs. In May 1999, the Company repurchased on the Nasdaq National Market a total of 574,500 shares for an aggregate cost of $4,611,000. As of December 31, 2000 the Company was authorized to repurchase an additional 1,000,000 shares or ADSs at a maximum price of 100 Euros per share or ADS.

* Stock Option Plans. The Company's 1993 Stock Option Plan expired in 1998, and the 1994 Stock Option Plan expired in 1999.

On May 4, 1999, the shareholders of the Company approved a new stock option plan (the 1999 Plan) pursuant to which the Board of Directors was authorized to issue options corresponding to 2,625,000 shares. During June 2000, the shareholders approved an additional 4,500,000 shares reserved for issuance under the 1999 Plan. The 1999 Plan provides, in accordance with French regulations applicable to companies listed on a French stock exchange, that the option price may not be less than the higher of (i) 100% of the closing price as reported on the French stock exchange on the last trading day prior to the date of grant, or (ii) 80% of the average of the closing prices on such market over the twenty trading days preceding the grant date.

The 1999 Plan is intended to qualify as incentive stock option plans within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting schedule of option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The options granted under the both Plans are exercisable up to ten years from the date of grant (other than options granted to employees in the United Kingdom, which have a term of seven years less one day).

In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period following the grant of the option. Currently, for options issued to France-based employees after January 1, 1997, holders of such options are not permitted to sell or dispose their shares within five years of the date of grant and, therefore, no social charges will be due on these options.

A summary of the Company's stock option activity under all Plans is summarized as follows:

                                                                                             Options Outstanding
                                                                                             -------------------
                                                                                                           Weighted
                                                                                                         Average Price
                                                                       Options            Number           Per Share
                                                                      Available          of Shares         (inEuro)
                                                                      ---------          ---------         --------
Balance at December 31, 1997...........................               4,239,429          6,567,786             2.76
   Shares reserved.....................................               2,250,000                 --               --
   Granted.............................................              (4,463,175)         4,463,175             4.31
   Canceled............................................               1,905,612         (1,905,612)            3.45
   Exercised...........................................                      --           (957,042)            2.51
   Expired (1991 and 1993 Option Plans)................              (1,581,522)                --               --
                                                                 --------------     --------------    -------------
Balance at December 31, 1998...........................               2,350,344          8,168,307             3.48
   Shares reserved ....................................               2,625,000                 --               --
   Granted ............................................              (3,723,750)         3,723,750            12.99
   Canceled ...........................................                 966,774           (966,774)            4.49
   Exercised ..........................................                      --         (2,883,156)            3.03
   Expired (1994 Option Plans) ........................                (872,949)                --               --
                                                                 --------------     --------------    -------------
Balance at December 31, 1999 ..........................               1,345,419          8,042,127             7.88
     Shares reserved ..................................               4,500,000                 --               --
     Granted ........................................                (3,276,338)         3,276,338            61.44
     Canceled (1994 and 1999 Stock Plans)..............                 464,807         (1,282,652)           18.11
     Exercised ........................................                      --         (1,768,459)            4.96
                                                                 --------------     --------------    -------------
Balance at December 31, 2000..........................                3,033,888          8,267,354            28.09
                                                                 ==============     ==============    =============

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2000:

                                                                                                            Stock Options
                                                           Stock Options Outstanding                         Exercisable
                                                           -------------------------                         -----------
                                                                 Weighted
                                                                  Average
                                                                 Remaining             Weighted                         Weighted
                                                                Contractual             Average                          Average
                                             Number                Life                Exercise          Number         Exercise
Range of Exercise Prices in Euro            of Shares            in Years            Price in Euro      of Shares     Price in Euro
--------------------------------            ---------            --------            -------------      -----------   -------------

        0.19 -  6.76                          2,540,265        6.3             3.75      1,622,898            3.61
        6.77 - 13.52                          1,729,803        7.7             9.65        403,122            9.26
       13.53 - 20.27                            270,000        8.8            18.48         78,750           18.48
       20.28 - 27.03                            703,578        7.5            20.60        140,999           20.60
       54.06 - 60.82                          1,063,620        8.8            55.00         63,474           55.00
       60.83 - 67.58                          1,960,088        9.5            65.30          1,093           66.27
                                       ----------------   --------     ------------    -----------    ------------
All options                                   8,267,354        7.8            28.09      2,310,336            7.58
                                       ================   ========     ============    ===========    ============

 . Warrants. On April 25, 1995, the Board of Directors approved the issuance of warrants to purchase 36,000 shares to a Director with an exercise price of Euro
3.70 per share, vesting at a rate of 33.33% per year from June 22, 1995. The warrants were issued in June 1995 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. These warrants were fully exercised during the year ended December 31, 2000.

On April 28, 1997, the Board of Directors approved the issuance of warrants to purchase a total of 144,000 shares to four Directors with an exercise price of Euro 2.81 per share. These warrants vest monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. 108,000 of these warrants were exercised during the year ended December 31, 2000.

On April 28, 1998, the Board of Directors approved the issuance of warrants to purchase a total of 210,000 shares to five directors. The warrants were issued on June 18, 1998 after formal shareholder approval and have an exercise price of Euro 4.91, vesting at a rate of 33.33% per year from June 18, 1998. 37,500 of these warrants were exercised during the year ended December 31, 2000.

In May 1999, the Company's shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares at an exercise price of Euro 7.59 per share to a director. These warrants were fully vested as of May 4, 1999, and were all outstanding as of December 31, 2000.

 . Employee Stock Purchase Plans. The Company has an Employee Stock Purchase Plan intended to qualify under the provisions of sections 421 and 423 of the 1986 Internal Revenue Code of the United States. Under the terms of this plan, employees may contribute via payroll deductions up to 10% of their compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. The Company issued approximately 125,000 shares under the plan in 2000 and 354,000 shares in 1999. There are approximately 698,000 shares remaining available for issuance under the plan as of December 31, 2000.

In addition, the Company also has an Employee Stock Purchase Plan available to the Company's French employees as part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. Stock purchases are limited under this plan to 10% of an employee's compensation received during the offering period. The Company issued approximately 71,000 shares under the plan in 2000 and 329,000 shares in 1999. There are approximately 250,000 shares remaining available for issuance under the plan as of December 31, 2000.

 . Stock Based Compensation. Pro forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options for 2000, 1999, and 1998 was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 6% for 2000 and 5% for 1999 and 1998 and a weighted average expected option life of six months and three years for options granted under Employee Stock Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company's ordinary shares was assumed to be 101%, 79% and 77% for 2000, 1999 and 1998, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net income and pro forma net income per ADS and per share information):

                                                                            2000            1999            1998
                                                                            ----            ----            ----
Net income as reported.......................................         $      42,403    $      23,780    $    10,287
Pro forma net income.........................................                26,933    $      21,602    $     3,689
Net income per ADS and per share as reported--basic..........         $        0.71    $        0.44    $      0.20
Pro forma net income per ADS and per share --basic...........                  0.45    $        0.40    $      0.07
Net income per ADS and per share as reported--diluted........         $        0.65    $        0.40    $      0.19
Pro forma net income per ADS and per share --diluted.........                  0.41    $        0.36    $      0.07

The weighted average fair value calculated under FAS 123 for stock options granted during 2000, 1999 and 1998 was $27.54 $7.17 and $2.63 per share, respectively. The weighted-average fair value of shares purchased under employee stock purchase plans during 1999, 1998 and 1997 was $9.31, $2.28 and $1.59, respectively.


7.  Employee Savings Plans

During 1991, the Company established an Employee Savings Plan that allows voluntary tax contributions by all full-time employees who are employed by the French entity and have completed at least six months of service with us. In 1995, the Employee Savings Plan was amended to allow these employees to purchase ordinary shares of the Company. Eligible employees may contribute up to 25% of pretax earnings to the Employee Savings Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase shares of the Company. See Note 6. Shareholders' Equity--Employee Stock Purchase Plans. The Company does not match employee contributions.

The Company is subject to a Statutory Profit Sharing Plan (Statutory Plan) for substantially all of the employees of its French entity. Contributions under the Statutory Plan are based on a formula prescribed by French law. In addition, employees of the Company's French entity may receive contributions from a separate profit sharing plan sponsored by the Company (Company Plan). Contributions under the Company Plan are based on the achievement of certain goals established by the Board of Directors. Contributions under the Company Plan are reduced by contributions required to be made under the Statutory Plan. The Company has accrued for all contributions required by the Plans as of December 31, 2000.

The Company's subsidiary in the United States has a defined contribution 401(k) plan covering substantially all of its employees. Participants may contribute up to 20% of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. During 1999, the Company implemented a matching policy whereby the Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $1,500 per year per person, subject to a three year vesting schedule. Company matching contributions to the plan totaled approximately $535,000 in 2000 and $349,000 in 1999. No contributions were made to the Plan prior to 1999.

During 1999, the Company implemented a nonqualified deferred compensation plan in its United States subsidiary which permits eligible officers and salaried employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses per year. The Company does not contribute to the plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. The plan is funded through a Company owned life insurance policy. The liability for deferred compensation was approximately $1,027,000 and $614,000 at December 31, 2000 and 1999 and is included in other current liabilities.

8.  Earnings Per Share

The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts).

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                         2000              1999            1998
                                                                         ----              ----            ----
Numerator:
  Net income ........................................                 $   42,403        $    23,780     $   10,287
                                                                      ----------        -----------    -----------
Denominator:
  Weighted average ADSs and shares
      outstanding....................................                     59,741             54,159         50,897
                                                                      ----------        -----------    -----------
  Incremental common shares attributable
      to shares exercisable under employee
      stock plans and warrants.......................                       5,551             5,144          2,325
                                                                      ===========       ===========    ===========
  Denominator for diluted earnings per...............
      ADS and per share..............................                      65,292            59,303         53,223
                                                                      ===========       ===========    ===========
  Net income per ADS and per
      share--basic...................................                 $      0.71       $      0.44    $      0.20
                                                                      ===========       ===========    ===========
  Net income per ADS and per
      share--diluted.................................                 $      0.65       $      0.40    $      0.19
                                                                      ===========       ===========    ===========


9.  Income Taxes

Income before provision for income taxes consists of the following (in thousands):

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                2000        1999        1998
                                                                                ----        ----        ----
France................................................................        $  35,448  $  11,687    $   5,039
Rest of world.........................................................           35,224     28,906       12,816
                                                                              ---------  ---------    ---------
Total.................................................................           70,672  $  40,593    $  17,855
                                                                              =========  =========    =========

The provision for income taxes consists of the following (in thousands):

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                2000         1999          1998
                                                                                ----         ----          ----
Current:
   France.............................................................        $  12,324    $   4,766    $   1,913
   Rest of world......................................................           17,409       14,121        8,172
                                                                              ---------    ---------    ---------
   Total current......................................................           29,733       18,887       10,085
Deferred:
   France.............................................................              (28)          74          204
   Rest of world......................................................           (1,436)      (2,148)      (2,973)
                                                                              ---------    ---------    ---------
   Total deferred.....................................................           (1,464)      (2,074)      (2,769)
                                                                              ---------    ---------    ---------
                                                                              $  28,269    $  16,813    $   7,316
                                                                              =========    =========    =========

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option plan reduced taxes currently payable as shown above by approximately $1.9 million in 2000. Such benefits were credited to capital in excess of par value when realized.

A reconciliation of income taxes computed at the French statutory rate (37.7% in 2000, 40% in 1999 and 41.66% in 1998) to the provision for income taxes is as follows (in thousands):

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                                2000         1999          1998
                                                                                ----         ----          ----
Income tax provision computed at the French
   statutory rate.....................................................        $   26,693   $  16,237    $   7,439
Operating losses (utilized) / not utilized............................              (114)       (800)           9

Non-deductible goodwill...............................................              399          809          311
Income at lower tax rates.............................................             (451)        (885)        (598)
Research credits......................................................             (992)          --           --
Other individually immaterial items...................................            2,734        1,452          155
                                                                              ---------    ---------    ---------
                                                                              $  28,269    $  16,813    $   7,316
                                                                              =========    =========    =========

Deferred taxes reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

                                                                                              December 31,
                                                                                              ------------
                                                                                           2000         1999
                                                                                           ----         ----
Deferred tax assets:
   Net operating loss carryforwards............................................        $   16,600    $    6,061
   Deferred revenue............................................................             2,516         2,620
   Accrued bonuses and compensation............................................               658           427
   Allowance for doubtful accounts.............................................               492           415
   Deferred rent...............................................................                 3           179
   Other reserves and accruals not currently deductible........................             6,751         4,095
   Other ......................................................................             2,674           538
                                                                                       ----------    ----------
         Total deferred tax assets.............................................            29,694        14,335
         Valuation allowance...................................................           (22,022)       (8,118)
                                                                                       -----------   ----------
                                                                                            7,672         6,217
Deferred tax liabilities:
   Individually immaterial items...............................................              (214)         (220)
                                                                                       -----------   ----------
         Net deferred tax assets...............................................        $    7,458    $    5,997
                                                                                       ===========   ==========

Substantially all of the valuation allowance is attributed to stock options, the benefit of which will be credited to additional paid-in capital when realized.

As of December 31, 2000, the Company has U.S. federal and state net operating loss carryforwards of approximately $48,500,000 and $1,600,000, respectively. These net operating loss carryforwards will expire in the years 2001 through 2021, if not utilized.

10.  Segment and Geographic Information

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

                                                  Revenues         Transfers
                                                    from            Between
                                                Unaffiliated      Geographic           Total       Identifiable
                                                  Customers          Areas           Revenues         Assets
                                                  ---------          -----           --------         ------
2000:
   France...................................    $     51,292     $    75,920       $   127,212    $     228,417
   United Kingdom...........................          65,745              --            65,745           70,630
   Rest of Europe...........................          84,928              --            84,928           67,830
   North America............................         117,795              --           117,795          104,775

   Rest of World............................          29,174              --            29,174           20,499
   Eliminations.............................              --         (75,920)          (75,920)        (123,137)
                                                ------------     ------------      -----------    -------------
                                                $    348,934     $        --       $   348,934    $     369,014
                                                ============     ===========       ===========    =============
1999:
   France...................................    $     43,131     $    43,964       $    87,095    $     175,632
   United Kingdom...........................          45,568              --            45,568           40,672
   Rest of Europe...........................          64,116              --            64,116           46,634
   North America............................          72,904              --            72,904           59,253
   Rest of World............................          15,924              --            15,924            8,921
   Eliminations.............................              --         (43,964)          (43,964)         (58,566)
                                                ------------     ------------      -----------    -------------
                                                $    241,643     $        --       $   241,643    $     272,546
                                                ============     ===========       ===========    =============
1998:
   France...................................    $     30,472     $    28,967       $    59,439    $      79,360
   United Kingdom...........................          37,858              --            37,858           30,171
   Rest of Europe...........................          39,109              --            39,109           33,447
   North America............................          47,493              --            47,493           28,048
   Rest of World............................          11,962              --            11,962            6,080
   Eliminations.............................              --         (28,967)          (28,967)         (39,021)
                                                ------------     -----------       -----------    -------------
                                                $    166,894     $        --       $   166,894    $     138,085
                                                ============     ===========       ===========    =============

11.  Subsequent event

On February 6, 2001, the Company held a general meeting of shareholders during which the shareholders voted, among other things, to approve a resolution authorizing a capital increase through capitalization of reserves or issue premium in order to effect a three for two stock split of the Company's ordinary shares and American Depositary Shares. On February 15, 2001, the Company's Board of Directors approved the stock split, and on March 12, 2001 the split was effected in the form of a stock dividend, with cash paid in lieu of fractional shares.

Supplemental Financial Information (Unaudited)- Selected Quarterly Data

The following tables presents unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2000 (in thousands, except per share amounts). This information has been prepared on the same basis as the annual information presented elsewhere herein and adjusted to reflect the three for two stock split in the form of a dividend effective March 12, 2001, and the two for one stock split effective January 20, 2000 and, in management's opinion, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                      Three Months Ended
                                                                      ------------------
                                Dec. 31,     Sept. 30,    June 30,    Mar. 31,    Dec. 31,  Sept. 30,  June 30,  Mar. 31,
                                  2000         2000         2000        2000        1999       1999      1999      1999
                                  ----         ----         ----        ----        ----       ----      ----      ----
                                                           (In thousands, except per share data)
Total Revenues                 $ 105,794    $  86,005    $ 84,553    $  72,582   $  74,826  $ 59,766  $  57,543  $  49,508
Gross margin                   $  90,648    $  72,384    $ 69,897    $  60,335   $  64,372  $ 49,539  $  47,551  $  40,417
Income from operations         $  23,702    $  13,465    $ 12,677    $   9,181   $  15,096  $  9,456  $   8,065  $   4,875
Net income                     $  16,053    $  10,151    $  9,214    $   6,985   $   9,535  $  5,893  $   5,139  $   3,213
Net income per ADS and per     $    0.27    $    0.17    $   0.15    $    0.12   $    0.17  $   0.11  $    0.10  $    0.06
share--basic
Net income per ADS and per     $    0.25    $    0.15    $   0.14    $    0.11   $    0.15  $   0.10  $    0.09  $    0.06
share--diluted

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10. Directors and Executive Officers of Registrant

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

Item 11. Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1.   Financial statements.  See Item 8 of this Form 10-K.

          2. Financial Statement Schedules. The following financial statement schedule of the Company for each of the years ended December 31, 2000, 1999 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

                                                                 Page Number
                                                                 -----------
               Schedule II- Valuation and Qualifying Accounts         53

               Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

          3. Exhibits. The exhibits listed in the accompanying index to exhibits are filed as part of this report.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                                BUSINESS OBJECTS S.A.


                                     By:       /s/ Bernard Liautaud
                                          -----------------------------------
                                          Bernard Liautaud
                                          Chairman of the Board, President,
                                          and Chief Executive Officer

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

          Signature                                         Title                                  Date
-------------------------------         ----------------------------------------------         --------------
/s/  Bernard Liautaud                   Chairman of the Board, President and Chief             March 30, 2001
----------------------------------      Executive Officer (Principal Executive Officer)
     Bernard Liautaud

/s/  Clifton T. Weatherford             Chief Financial Officer and Senior Group Vice          March 30, 2001
----------------------------------      President (Principal Financial and Accounting
     Clifton T. Weatherford             Officer)

/s/  Bernard Charles                    Director                                               March 30, 2001
----------------------------------
     Bernard Charles

/s/  Albert Eisenstat                   Director                                               March 30, 2001
----------------------------------
     Albert Eisenstat

/s/  John Olsen                         Director                                               March 30, 2001
----------------------------------
     John Olsen

/s/  Arnold Silverman                   Director                                               March 30, 2001
----------------------------------
     Arnold Silverman

/s/  Vincent Worms                      Director                                               March 30, 2001
----------------------------------
     Vincent Worms

                                Index to Exhibits

Item 14(a).  Index to Exhibits

     Exhibit
     Number     Description
    --------    ------------
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

  Exhibit
  Number        Description
  -----         -----------
  10.13*        Stock subscription warrant for Arnold Silverman dated June 19,
                1997, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
   10.14*       Stock subscription warrant for Vincent Worms dated June 19,
                1997, is incorporated herein by reference to Exhibit 4.5 filed with the Company's Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
   10.15*       Value Added Reseller Agreement for Visigenics Products with
                Reseller Rights dated March 27, 1997, by and between the Company is incorporated herein by reference to Exhibit 10.16 with the Company's 1997 Form 10-K filed with the SEC.
   10.16*       Stock subscription warrant for Bernard Charles dated June 18,
                1998, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
   10.17*       Stock subscription warrant for Philippe Claude dated June 18,
                1998, is incorporated herein by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
   10.18*       Stock subscription warrant for Albert Eisenstat dated June 18,
                1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
   10.19*       Stock subscription warrant for Arnold Silverman dated June 18,
                1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
   10.20*       Stock subscription warrant for Vincent Worms dated June 18,
                1998, is incorporated herein by reference to Exhibit 4.5 filed with the Company's Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
   10.21*       License, Distribution, and Marketing Agreement by and between the Company and Microsoft Corporation, dated June 23, 1998, is incorporated herein by reference to Exhibit 10.21 filed with the Company's 1998 Form 10-K filed with the SEC.
   10.22*       Stock subscription warrant for Vincent Worms dated May 4, 1999, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84331).
   10.23*       1999 Stock Option Plan is incorporated herein by reference to
                Exhibit 4.4 filed with the Company's Registration Statement on
                Form S-8 filed with the SEC on August 3, 1999 (File No.
                333-84341).
   10.24*       Commercial Lease by and between SCI De L'Ilot 4.3 and SCI Du
                Pont De Levallois (lessors) and the Company (lessee) dated
                December 22, 1999 (English translation)
   10.25*       Lease agreement by and between 475 Java Drive Associates, L.P.
                and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with the Company's June 30, 2000 10-Q filed with the SEC.
   10.26*       1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 4.4 filed with the Company's Registration
                Statement on Form S-8 filed with the SEC on July 31, 2000 (File
                No. 333-42670).
   10.27*       1995 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 filed with the SEC on July 31, 2000 (File No. 333-42670).
   10.28*       French Employee Savings Plan, as amended, is incorporated herein by reference to Exhibit 4.3 filed with the Company's
                Registration Statement on Form S-8 filed with the SEC on July
                31, 2000 (File No. 333-42670).
   21.0         List of Subsidiaries of the Company.
   23.0         Consent of Ernst & Young, LLP, Independent Auditors.
   24.0         Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10K.

                    ______________
* Previously filed.
+ Confidential treatment for portions of this exhibit has been requested.

                Schedule II: Valuation and Qualifying Accounts

     Schedule II: Valuation and Qualifying Accounts--Business Objects S.A.

                                          Balance          Charged                            Balance
                                       at Beginning        to Costs                           at End
                                         of Period       and Expenses      Write-Offs        of Period
                                       ------------      ------------      ----------        ---------
Allowance for doubtful accounts:                                 (In thousands)
Year ending December 31, 1998           $  1,568         $     585          $   481           $  1,672
Year ending December 31, 1999           $  1,672         $     180          $   202           $  1,650
Year ending December 31, 2000           $  1,650         $   2,514          $   177           $  3,987