Form 10-Q
period 2001-03-31
BUSINESS OBJECTS SA
filed 2001-05-11
CIK 928753

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                      or

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

            Yes____X___                     No_________



The number of outstanding shares of each of the issuer's classes of capital or common stock as of April 30, 2001 was 61,136,951 Ordinary Shares of Euro 0.10 nominal value, including 14,617,120 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.


================================================================================

                             Business Objects S.A.
                                     Index




PART I.  FINANCIAL INFORMATION                                         Page

Item 1.   Unaudited Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at
          March 31, 2001 and December 31, 2000                           3

          Condensed Consolidated Statements of Income for the
          three months ended March 31, 2001 and 2000                     4

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2001 and 2000                     5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    22

PART II.  OTHER INFORMATION                                             23

SIGNATURES                                                              25

                             BUSINESS OBJECTS S.A.
                          CONSOLIDATED BALANCE SHEETS
            (In thousands of US dollars, except for share amounts)

                                                                                         March 31, 2001     December 31, 2000
                                                                                         --------------     -----------------
                                                                                          (Unaudited)             (Note)
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $219,521              $199,581
     Restricted cash                                                                              8,735                 9,020
     Accounts receivable, net                                                                    69,592                88,737
     Other current assets                                                                        20,283                20,892
                                                                                         --------------     -----------------
          Total current assets                                                                  318,131               318,230

Goodwill and other intangible assets, net                                                        19,140                21,582
Property and equipment, net                                                                      28,724                21,641
Restricted cash- long term                                                                        3,333                 3,333
Deposits and other assets                                                                         3,881                 4,228
                                                                                         --------------     -----------------
          Total assets                                                                         $373,209              $369,014
                                                                                         ==============     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                          $ 18,833              $ 22,503
     Accrued payroll and related expenses                                                        25,888                30,680
     Deferred revenue                                                                            53,019                49,490
     Other current liabilities                                                                   54,138                51,118
                                                                                         --------------     -----------------
           Total current liabilities                                                            151,878               153,791

Notes payable--long term                                                                          4,338                 4,288

Shareholders' equity
     Ordinary shares, Euro 0.10 nominal value ($0.09 U.S. as of March 31, 2001):
     Authorized 82,967,476 at March 31, 2001 and  83,086 at December 31, 2000;
     Issued and outstanding 61,048 and 60,584 at March 31, 2001and 2000, respectively             6,512                 6,471
     Additional paid-in capital                                                                 142,980               138,390
     Treasury shares, 575 shares at March 31, 2001 and December 31, 2000                         (4,611)               (4,611)
     Retained earnings                                                                          105,073                94,577
     Accumulated other comprehensive loss                                                       (32,961)              (23,892)
                                                                                         --------------     -----------------
Total shareholders' equity                                                                      216,993               210,935
                                                                                         --------------     -----------------
          Total liabilities and shareholders' equity                                           $373,209              $369,014
                                                                                         ==============     =================

Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

    See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (Unaudited, in thousands of US dollars, except per ADS and per share data)

                                                           Three Months Ended
                                                                March 31
                                                         2001              2000
                                                   ---------------    --------------
Revenues:
     License fees                                          $60,601           $45,046
     Services                                               37,677            27,536
                                                   ---------------    --------------

          Total revenues                                    98,278            72,582
Cost of revenues:
     License fees                                              602               449
     Services                                               15,428            11,798
                                                   ---------------    --------------
          Total cost of revenues                            16,030            12,247
                                                   ---------------    --------------
Gross margin                                                82,248            60,335
Operating expenses:
     Sales and marketing                                    47,987            37,384
     Research and development                               12,993             8,179
     General and administrative                              5,773             4,602
     Goodwill amortization                                   1,132               989
                                                   ---------------    --------------
          Total operating expenses                          67,885            51,154
                                                   ---------------    --------------
Income from operations                                      14,363             9,181
Interest and other income, net                               2,843             2,461
                                                   ---------------    --------------
Income before provision for income taxes                    17,206            11,642
Provision for income taxes                                  (6,710)           (4,657)
                                                   ---------------    --------------
Net income                                                 $10,496           $ 6,985
                                                   ===============    ==============

Net income per ADS and share- basic                          $0.17             $0.12
                                                   ===============    ==============

ADS and shares used in computing net income per
 ADS & per share- basic                                     60,815            58,920
                                                   ===============    ==============
Net income per ADS and share- diluted                        $0.16             $0.11
                                                   ===============    ==============

ADS and shares and common share equivalents used
 in computing net income per ADS & per share-
 diluted                                                    64,884            65,850
                                                   ===============    ==============

    See accompanying notes to Condensed Consolidated Financial Statements.

                             BUSINESS OBJECTS S.A.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands of US dollars)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                    2001               2000
                                                                               --------------     --------------
Cash flows from operating activities:
 Net income                                                                          $ 10,496           $  6,985
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                                        2,448              2,116
   Amortization of goodwill and other intangible assets                                 2,078              1,378
   Deferred income taxes                                                                  (19)                (2)
   Changes in operating assets and liabilities:
    Accounts receivable, net                                                           15,224                 24
    Current and other assets                                                              279             (2,862)
    Accounts payable                                                                   (2,684)             4,453
    Accrued payroll and related expenses                                               (3,607)            (3,908)
    Deferred revenue                                                                    5,247              2,981
    Other current  liabilities                                                          4,652              5,515
                                                                               --------------     --------------
 Net cash provided by operating activities                                             34,114             16,680

 Cash flows from investing activities:
 Purchases of property and equipment                                                  (10,372)            (3,074)
 Business acquisitions, net of cash acquired                                                -               (679)
                                                                               --------------     --------------
 Net cash used for investing activities                                               (10,372)            (3,753)

 Cash flows from financing activities:
 Issuance of shares                                                                     4,631              6,193
 Release of restricted cash                                                               350                  -
 Repayment of notes payable                                                              (240)                 -
                                                                               --------------     --------------
 Net cash provided by financing activities                                              4,741              6,193

 Effect of foreign exchange rate changes on cash,
  and cash equivalents                                                                 (8,543)            (6,871)
                                                                               --------------     --------------
 Net increase  in cash and cash equivalents                                            19,940             12,249
 Cash and cash equivalents at the beginning of the period                             199,581            176,233
                                                                               --------------     --------------

 Cash and cash equivalents at the end of the period                                  $219,521           $188,482
                                                                               ==============     ==============

    See accompanying notes to Condensed Consolidated Financial Statements.

                             Business Objects S.A.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 2000.

2.  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.  Accounts Receivable

    Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $4,030,000 at March 31, 2001 and $3,987,000 at December 31, 2000.

4.  Revenue Recognition

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

5.  Net Income per ADS and per Share

The following table sets forth the computation of basic and diluted net income per American Depositary Share (ADS) and per share (in thousands, except per ADS and per share amounts):

                                                                Three Months Ended
                                                                     March 31,
                                                               2001            2000
                                                           -----------     -----------
       Numerator:
         Net income......................................  $    10,496     $     6,985
                                                           ===========     ===========

       Denominator:
         Basic weighted average ADSs and shares
         outstanding.....................................       60,815          58,920
                                                           -----------     -----------
         Incremental ordinary shares attributable to
         shares issuable under employee stock plans and
         warrants........................................        4,069           6,930
                                                           -----------     -----------

         Diluted weighted average ADS and shares
         outstanding.....................................       64,884          65,850
                                                           ===========     ===========

         Net income per ADS and per share--basic.........  $      0.17     $      0.12
                                                           ===========     ===========

         Net income per ADS and per share--diluted.......  $      0.16     $      0.11
                                                           ===========     ===========

6.  Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that have been previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income (in thousands):

                                                            Three Months Ended
                                                                 March  31,
                                                               2001           2000
                                                           -----------     -----------
Net income                                                 $    10,496     $     6,985
Change in cumulative translation adjustment                     (9,069)         (6,713)
                                                           -----------     -----------
Total comprehensive income                                 $     1,427     $       272
                                                           ===========     ===========

7.  Three for Two Stock Split

During February 2001, the Company's Shareholders and Board of Directors approved a three for two stock split to be effected in the form of a dividend of the Company's ordinary shares and American depositary shares. The split was effective on March 12, 2001. All share, ADS, per share and per ADS data has been adjusted for the split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates, and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects' actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Form 10-Q. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


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

Results of Operations

     The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                            Three Months Ended
                                                                March 31,
                                                        2001                2000
                                                 -----------------     ---------------
Revenues:
  License fees..............................                  61.7%               62.1%
  Services..................................                  38.3                37.9
                                                 -----------------     ---------------
     Total revenue..........................                 100.0               100.0
                                                 -----------------     ---------------
Cost of revenues:
  License fees..............................                   0.6                 0.6
  Services..................................                  15.7                16.3
                                                 -----------------     ---------------
     Total cost of revenues.................                  16.3                16.9
                                                 -----------------     ---------------
Gross margin................................                  83.7                83.1
                                                 -----------------     ---------------
Operating expenses:
  Sales and marketing.......................                  48.8                51.5
  Research and development..................                  13.2                11.3
  General and administrative................                   5.9                 6.3
  Goodwill amortization.....................                   1.2                 1.4
                                                 -----------------     ---------------
     Total operating expenses ..............                  69.1                70.5
                                                 -----------------     ---------------
Income from operations......................                  14.6                12.6
Interest and other income, net..............                   2.9                 3.4
                                                 -----------------     ---------------
Income before provision for income taxes....                  17.5                16.0
Provision for income taxes..................                  (6.8)               (6.4)
                                                 -----------------     ---------------
Net income..................................                  10.7%                9.6%
                                                 =================     ===============
Gross margin
  License fees..............................                  99.0%               99.0%
  Services..................................                  59.1%               57.2%

     The following table sets forth the geographic source of our revenues:

                                                            Three Months Ended
                                                                March 31,
                                                       2001                  2000
                                                 -----------------      --------------
Europe                                                          55%                 62%
North America                                                   35%                 30%
Rest of World                                                   10%                  8%
                                                 -----------------      --------------
      Total                                                    100%                100%
                                                 =================      ==============

Prior year amounts have been reclassified to conform to current year presentation.

Total Revenue. The Company's total revenues increased $25.7 million, or 35% during the three months ended March 31, 2001 to $98.3 million from $72.6 million for the three months ended March 31, 2000.

The Company operates internationally, with a substantial portion of its business conducted in foreign currencies. As such, the Company's results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to various European currencies, and to a lesser extent, the Japanese yen and other foreign currencies.

License Fees. Revenues from license fees increased $15.6 million, or 35% during the three months ended March 31, 2001 to $60.6 million from $45.0 million for the three months ended March 31, 2000. The increase in license fees was due to increased unit sales of our licensed products in all geographic regions.

We anticipate that license fees, which represented approximately 62% of our total revenues for the three month periods ended March 31, 2001 and 2000, will continue to represent a majority of our revenue for the foreseeable future. It is expected that the percentage of total revenues derived from license fees may decrease in the future as the growth in service revenues exceeds the growth in license revenues. In addition, we expect that the market penetration by, and number of, our competitors will increase, and as a result, the growth rate in our license fees in the future may not be as high as the growth rate in such license fees achieved in the past.

Services. Revenues from services consist of maintenance, consulting, and training revenues. Revenues from services increased $10.1 million, or 37% during the three months ended March 31, 2001 to $37.7 million from $27.6 million for the three months ended March 31, 2000. The increase in revenues from services was primarily due to increases in maintenance revenues related to increases in our installed customer base and the renewal of existing support contracts, increases in consulting revenues, and to a lesser extent, increases in training revenues. As market penetration by, and the number of, competitors increase, the growth rate of our installed base and, consequently, the growth rate of our services revenues may not be as high as growth rates achieved in the past.

Cost of License Fees. Cost of license fees consists primarily of materials, packaging, freight and third-party royalties. Cost of license fees remained constant at 1% as a percent of license fee revenues for the three month periods ending March 31, 2001 and 2000.

Cost of Services. Cost of services, which consist of the cost of providing consulting, training and maintenance, increased $3.6 million, or 31% during the three months ended March 31, 2001 to $15.4 million from $11.8 million for the three months ended March 31, 2000. Cost of services as a percent of service revenue was 40.9% and 42.8% for the three months ended March 31, 2001 and 2000, respectively. The decrease as a percent of the related revenues was primarily due to improved productivity in providing maintenance support, offset by higher cost of providing consulting services. The increase in expenses in absolute dollars resulted from increased headcount necessary to support our service activities and increased subcontracting of consulting and training activities.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising and product promotion activities, and related facilities costs. Sales and marketing expenses increased $10.6 million, or 28% during the three months ended March 31, 2001 to $48.0 million from $37.4 million for the three months ended March 31, 2000. Sales and marketing expenses as a percent of total revenues was 48.8% and 51.5% for the quarters ended March 31, 2001 and 2000, respectively. The decrease as a percent of total revenues was primarily due to improved productivity in the sales and marketing group. The increase in sales and marketing expenses in absolute dollars was attributable to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

Research and Development. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees, related facilities expenses and amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Olap@Work, Inc. in April, 2000 and Next Action Technology, Ltd. in October, 1999. Research and development expenses increased $4.8 million, or 59% during the three months ended March 31, 2001 to $13.0 million from $8.2 million for the three months ended March 31, 2000. Research and development expenses as a percent of total revenues were 13.2% and 11.3% for the quarters ended March 31, 2001 and 2000, respectively. The increase in research and development expenses both as a percent of total revenues and in absolute dollars is due to increased staffing and associated support for software engineers as part of our ongoing operations, our expansion into the analytical applications market and, to a lesser extent, the amortization of intangible assets and other related costs associated with the continued operations of Olap@Work, Inc., including staffing and facilities. As of March 31, 2001 and 2000, we have not capitalized any software development costs and all research and development costs have been expensed as incurred. Research and Development expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses increased $1.2 million, or 2.5% during the three months ended March 31, 2001 to $5.8 million from $4.6 million for the three months ended March 31, 2000. General and administrative expenses as a percent of total revenues were 5.9% and 6.3% for the quarters ended March 31, 2001 and 2000 respectively. General and administrative expenses increased in absolute dollars in the quarter ended March 31, 2001 due to increased staffing to support our growth, and to a lesser extent to higher expenditures for legal and accounting services associated with operating a larger company and increased allowances for doubtful accounts associated with higher revenue levels. General and administrative expenses as a percentage of total revenues decreased each year over the prior period, as we experienced better productivity in our general and administrative organization. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percent of revenues in the future.

Amortization of Goodwill. Goodwill amortization expense was $1.1 million for the quarter ended March 31, 2001 as compared to $1.0 million for the comparable quarter in 2000. Goodwill amortization expense was approximately 1% of total revenues for all years presented. In general, goodwill is amortized over a five-year period.

Interest and Other Income, Net

Interest and other income, net was comprised of the following (in thousands):

                                                           Three months ended
                                                                March 31,
                                                         2001               2000
                                                     ------------       ------------
Net interest income                                  $      2,232       $     $1,371
Other income                                                  611              1,090
                                                     ------------       ------------
      Total interest and other income, net           $      2,843       $      2,461
                                                     ============       ============

Net interest income increased during the quarter ended March 31, 2001 due to a 20% increase in average cash available for investment as compared with the same period in 2000, combined with a 1% increase in average interest rates year over year. Total cash and cash equivalents totaled $219.5 million at March 31, 2001.

Other income was comprised of net foreign exchange gains and losses and quarterly payments, net of attorney fees, that the Company has received from Brio Technology, Inc. (Brio) in settlement of patent litigation. Due to inherent uncertainties with respect to Brio making the remaining quarterly payments under the settlement, the Company is recognizing the settlement under the cost-recovery method. The company has received and recognized 7 of the 10 quarterly payments due under the settlement as of March 31, 2001.

Income Taxes

The Company's effective tax rate was 39% for the quarter ended March 31, 2001 and 40% for the quarter ended March 31, 2000. The 2001 effective rate is lower due primarily to the reduction in the French statutory rate. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash and cash equivalents of $219.5 million, an increase of $19.9 million from December 31, 2000. Cash generated from operations totaled $34.1 million for the three months ended March 31, 2001, as compared to $16.7 million for the comparable period in 2000. Net cash generated in 2001 resulted primarily from decreases in accounts receivables, increases in net income and non-cash charges for depreciation and amortization, and increases in deferred revenue and other current liabilities, partially offset by decreases in accrued payroll and related expenses and accounts payable. Investing activities in

2001 consisted primarily of the purchase of $10.4 million of property and equipment, $4.9 million of which was related to leasehold improvements and other equipment associated with the pending relocation of the San Jose, California facilities in April 2001. Financing activities in 2001 consisted primarily of the issuance of $4.6 million of ordinary shares under employee stock plans.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the e-business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the e-business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets for our products and services. If there is an economic slowdown to any degree in either of these geographic markets or in the e-business intelligence software market general, this could affect the IT spending level by both current and potential customers and have an adverse effect on the company's revenue and profitability results.

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

We are increasingly focusing our selling efforts on larger, enterprise-wide deployments of our products. Many of these deployments are on a Unix platform, and require greater technical stability, performance and support than we have typically had to provide in the past. We may have difficulty providing and managing these increased technical requirements. Any such difficulty could cause us to lose existing customers, limit us to smaller deployments and cause us to expand our research and development and technical support costs which could cause a decline in our revenues and an increase in our expenses.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we settled a patent infringement claim in our favor against Brio Technology, Inc. in 1999, and are currently involved with another patent infringement claim against Cognos, Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

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

We depend on strategic relationships and business alliances for continued growth of our business

Our development, marketing, and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major vendors, many of who are substantially larger than Business Objects. These business relationships often consist of joint marketing programs or partnerships with original end manufacturer or value added resellers. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

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

As of March 31, 2001, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of March 31, 2001, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        a) An ordinary and extraordinary general meeting was held on February 6, 2001.

        b)  Directors elected at the meeting: John Olsen

            Directors whose term of office as a director continued after the meeting:

        c) Bernard Liautaud, Bernard Charles, Albert Eisenstat, Arnold Silverman, Vincent Worms. Matters voted upon at the meeting:

        1)  To ratify the nomination of John Olsen as Director of the Company.
            For:                  25,722,294
            Against:                  32,730
            Abstained:                     0

        2)  To ratify the transfer of the registered office of the Company.
            For:                  25,741,332
            Against:                  13,692
            Abstained:                     0

        3) To approve the 2001 Stock Option Plan in the form of an "evergreen plan" and to authorize shares reserved for issuance thereunder.
            For:                  20,984,751
            Against:               4,769,688
            Abstained:                   585

        4)  To issue 15,000 share warrants to John Olsen.
            For:                  25,186,758
            Against:                 568,266
            Abstained:                     0

        5) To amend the authorization previously granted to the Board of Directors to issue new securities with preferential subscription rights.
            For:                  24,721,995
            Against:               1,033,029
            Abstained:                     0

        6) To authorize the Board of Directors to increase the share capital through capitalization of reserves and premiums in order to effect a three-for-two stock split.
            For:                  25,730,198
            Against:                  24,827
            Abstained:                     0

        7) To authorize the Board of Directors to proportionately adjust the number of shares authorized for issuance under the 1999 Stock Option Plan in the event of changes in capitalization.
            For:                  25,657,695
            Against:                  97,329
            Abstained:                     0

Item 6. Exhibits and Current Reports on Form 8-K

            a)  (3) (ii) Bylaws

                . On March 30, 2001, the Company amended its Bylaws to change the registered office to 157/159 rue Anatole France, 92309, Levallois-Perret, France.

            b)  . Reports on Form 8-K
                  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Business Objects S.A.

Date:  May 11, 2001                By:      /s/ Bernard Liautaud
                                      -----------------------------------
                                                Bernard Liautaud
                                      Chairman of the Board, President,
                                         and Chief Executive Officer


Date:  May 11, 2001                By:      /s/ Clifton T. Weatherford
                                      -----------------------------------
                                             Clifton T. Weatherford
                                          Chief Financial Officer and
                                          Senior Group Vice President