Form 10-Q
period 2001-06-30
BUSINESS OBJECTS SA
filed 2001-08-06
CIK 928753

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

                  For the quarterly period ended June 30, 2001

                                       or

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

           157-159 Rue Anatole France, 92300 Levallois-Perret, France

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

                           Yes    X           No_________
                              --------


The number of outstanding shares of each of the issuer's classes of capital or common stock as of July 31, 2001 was 61,392,898 Ordinary Shares of Euro 0.10 nominal value, including 13,217,842 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.


================================================================================

                              Business Objects S.A.

                                      Index





PART I.  FINANCIAL INFORMATION                                                       Page

Item 1        Unaudited Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets at
              June 30, 2001 and December 31, 2000                                       3

              Condensed Consolidated Statements of Income for the
              three and six months ended June 30, 2001 and 2000                         4

              Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 2001 and 2000                                   5

              Notes to Condensed Consolidated Financial Statements                      6

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      10

Item 3        Quantitative and Qualitative Disclosures about Market Risk               23

PART II       OTHER INFORMATION                                                        24

SIGNATURES                                                                             27

                              BUSINESS OBJECTS S.A.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (In thousands of US dollars, except for share amounts)


                                                                                           June 30, 2001        December 31, 2000
                                                                                           -------------        -----------------
                                                                                            (unaudited)               (note)
ASSETS
Current assets:
     Cash and cash equivalents                                                               $ 202,255              $ 199,581
     Restricted cash                                                                             8,625                  9,020
     Accounts receivable, net                                                                   74,431                 88,737
     Other current assets                                                                       20,149                 20,892
                                                                                             ---------              ---------
          Total current assets                                                                 305,460                318,230

Goodwill and other intangible assets, net                                                       17,584                 21,582
Property and equipment, net                                                                     36,083                 21,641
Restricted cash- long term                                                                       1,666                  3,333
Deposits and other assets                                                                        5,179                  4,228
                                                                                             ---------              ---------
          Total assets                                                                       $ 365,972              $ 369,014
                                                                                             =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                        $  15,627              $  22,503
     Accrued payroll and related expenses                                                       26,203                 30,680
     Deferred revenue                                                                           52,773                 49,490
     Other current liabilities                                                                  44,088                 51,118
                                                                                             ---------              ---------
          Total current liabilities                                                            138,691                153,791

Notes payable- long term                                                                         3,132                  4,288


Shareholders' equity

     Ordinary shares, Euro 0.10 nominal value ($0.08 U.S. as of June 30, 2001):
     Authorized 86,054 at June 30, 2001 and  83,086 at December 31, 2000;
     Issued and outstanding- 61,353 at June 30, 2001 and 60,584 at
     December 31, 2000                                                                           6,538                  6,471
     Additional paid-in capital                                                                144,667                138,390
     Treasury stock, 575 shares at June 30, 2001 and December 31, 2000                          (4,611)                (4,611)
     Retained earnings                                                                         116,073                 94,577
     Accumulated other comprehensive income                                                    (38,518)               (23,892)
                                                                                             ---------              ---------
Total shareholders' equity                                                                     224,149                210,935
                                                                                             ---------              ---------
          Total liabilities and shareholders' equity                                         $ 365,972              $ 369,014
                                                                                             =========              =========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

                              BUSINESS OBJECTS S.A.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (Unaudited, in thousands of US dollars, except per ADS and per share data)

                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30                   June 30
                                                                                    2001         2000         2001         2000
                                                                                  ---------    ---------    ---------    ---------
Revenues:
     License fees                                                                 $  61,012    $  53,162    $ 121,613    $  98,208
     Services                                                                        40,493       31,391       78,170       58,927
                                                                                  ---------    ---------    ---------    ---------
          Total revenues                                                            101,505       84,553      199,783      157,135

Cost of revenues:
     License fees                                                                       464        1,013        1,066        1,462
     Services                                                                        15,728       13,643       31,156       25,441
                                                                                  ---------    ---------    ---------    ---------
          Total cost of revenues                                                     16,192       14,656       32,222       26,903
                                                                                  ---------    ---------    ---------    ---------

Gross margin                                                                         85,313       69,897      167,561      130,232
Operating expenses:
     Sales and marketing                                                             48,490       41,312       96,477       78,696
     Research and development                                                        13,574       10,115       26,567       18,294
     General and administrative                                                       7,053        4,676       12,826        9,278
     Goodwill                                                                         1,115        1,117        2,247        2,106
                                                                                  ---------    ---------    ---------    ---------
           Total operating expenses                                                  70,232       57,220      138,117      108,374
                                                                                  ---------    ---------    ---------    ---------

Income from operations                                                               15,081       12,677       29,444       21,858
Interest and other income, net                                                        2,950        2,680        5,793        5,141
                                                                                  ---------    ---------    ---------    ---------

Income before provision for income taxes                                             18,031       15,357       35,237       26,999
Provision for income taxes                                                           (7,032)      (6,143)     (13,742)     (10,800)
                                                                                  ---------    ---------    ---------    ---------
Net income                                                                        $  10,999    $   9,214    $  21,495    $  16,199
                                                                                  =========    =========    =========    =========
Net income per ADS and share - basic                                              $    0.18    $    0.15    $    0.35    $    0.27
                                                                                  =========    =========    =========    =========
ADS and shares used in computing net income per ADS & per share- basic               61,216       59,769       60,984       59,296
                                                                                  =========    =========    =========    =========
Net income per ADS and share - diluted                                            $    0.17    $    0.14    $    0.33    $    0.25
                                                                                  =========    =========    =========    =========
ADS, shares and common share equivalents used in computing net income
per ADS & per share- diluted                                                         64,686       65,503       64,802       65,619
                                                                                  =========    =========    =========    =========

                              BUSINESS OBJECTS S.A.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands of US dollars)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                          2001                 2000
                                                                                        ---------            ---------
Cash flows from operating activities:
 Net income                                                                             $  21,494            $  16,199
 Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                        9,122                7,989
       Deferred income taxes                                                                   --                    7
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                           8,777              (13,085)
         Current and other assets                                                              46               (1,532)
         Accounts payable                                                                  (5,420)               5,307
         Accrued payroll and related expenses                                              (2,580)               2,503
         Deferred revenue                                                                   5,836                7,341
         Other current  liabilities                                                        (2,439)               5,044
                                                                                        ---------            ---------
 Net cash provided by operating activities                                                 34,836               29,773

 Cash flows from investing activities:
 Purchases of property and equipment                                                      (21,218)              (6,951)
 Business and minority interest acquisitions, net of cash acquired                         (1,316)             (15,423)
                                                                                        ---------            ---------
 Net cash used for investing activities                                                   (22,534)             (22,374)

 Cash flows from financing activities:
 Issuance of shares                                                                         6,344                8,356
 Issuance of notes payable                                                                     --                5,000
 Restricted cash                                                                            2,013               (5,000)
 Payments on notes payable                                                                 (2,907)              (6,600)
                                                                                        ---------            ---------
 Net cash provided by financing activities                                                  5,450                1,756

 Effect of foreign exchange rate changes on cash
     and cash equivalents                                                                 (15,078)              (8,596)
                                                                                        ---------            ---------
 Net increase  in cash and cash equivalents                                                 2,674                  559
 Cash and cash equivalents at the beginning of the period                                 199,581              176,233
                                                                                        ---------            ---------
 Cash and cash equivalents at the end of the period                                     $ 202,255            $ 176,792
                                                                                        =========            =========

    See accompanying notes to Condensed Consolidated Financial Statements.

                              Business Objects S.A.

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2001

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.   Accounts Receivable

     Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $4,728,000 at June 30, 2001 and $3,987,000 at December 31, 2000.

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

     For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by the Statement of Position 98-9 "Modification of SOP No. 97-2 with Respect to Certain Transactions." The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence that fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, "resellers"). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions.

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

     For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element.

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

5.   Net Income per ADS and per Share

     The following table sets forth the computation of basic and diluted net income per American Depositary Share (ADS) and per share (in thousands, except per ADS and per share amounts):

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30,                 June 30,
                                                                    2001         2000        2001       2000
                                                                  --------------------     -------------------
    Numerator:
         Net Income                                               $10,999      $ 9,214     $21,495     $16,199
                                                                  ====================     ===================

     Denominator:
         Basic weighted average ADSs and shares
         outstanding                                               61,216       59,769      60,984      59,296

         Incremental ordinary shares attributable
         to shares issuable under employee stock
         plans and warrants                                         3,470        5,734       3,818       6,323
                                                                  --------------------     -------------------

         Diluted weighted average ADS and
         shares outstanding                                        64,686       65,503      64,802      65,619
                                                                  ====================     ===================

     Net income per ADS and per share - basic                     $  0.18      $  0.15     $  0.35     $  0.27
                                                                  ====================     ===================

     Net income per ADS and per share - diluted                   $  0.17      $  0.14     $  0.33     $  0.25
                                                                  ====================     ===================

6.   Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses that have been previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income (in thousands):


                                                                   Three Months Ended       Six Months Ended
                                                                        June 30,                 June 30,
                                                                   2001          2000        2001       2000
                                                                  --------------------     -------------------
     Net income                                                   $10,999      $ 9,214     $21,495     $16,199

     Change in cumulative translation adjustment                   (5,557)      (1,222)    (14,626)     (7,935)
                                                                  --------------------     -------------------

     Total comprehensive income                                   $ 5,442      $ 7,992     $ 6,869     $ 8,264
                                                                  ====================     ===================

7.   Segmented Information

     The Company has one reportable segment - e-business intelligence software products.

8.   Three for Two Stock Split

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

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

                                                  Three Months Ended    Six Months Ended
                                                       June 30               June 30
                                                    2001     2000         2001      2000
                                                  -------  -------      -------   -------
Revenues:
     License fees                                    60.1%    62.9%        60.9%     62.5%
     Services                                        39.9%    37.1%        39.1%     37.5%
                                                  -------  -------      -------   -------
          Total revenues                            100.0%   100.0%       100.0%    100.0%
Cost of revenues:
     License fees                                     0.5%     1.2%         0.5%      0.9%
     Services                                        15.5%    16.1%        15.6%     16.2%
                                                  -------  -------      -------   -------
          Total cost of revenues                     16.0%    17.3%        16.1%     17.1%
                                                  -------  -------      -------   -------
Gross margin                                         84.0%    82.7%        83.9%     82.9%
Operating expenses:
     Sales and marketing                             47.8%    48.9%        48.3%     50.1%
     Research and development                        13.4%    12.0%        13.3%     11.6%
     General and administrative                       6.9%     5.5%         6.4%      5.9%
     Goodwill                                         1.1%     1.3%         1.1%      1.3%
                                                  -------  -------      -------   -------
          Total operating expenses                   69.2%    67.7%        69.1%     69.0%
                                                  -------  -------      -------   -------
Income from operations                               14.9%    15.0%        14.7%     13.9%
Interest and other income, net                        2.9%     3.2%         2.9%      3.3%
Income before provision for income taxes             17.8%    18.2%        17.6%     17.2%
Provision for income taxes                           -6.9%    -7.3%        -6.9%     -6.9%
                                                  -------  -------      -------   -------
Net income                                           10.8%    10.9%        10.8%     10.3%
                                                  =======  =======      =======   =======

Gross margin license                                 99.2%    98.1%        99.1%     98.5%
Gross margin services                                61.2%    56.5%        60.1%     56.8%

The following table shows the geographic distribution of our revenues:

                                         Three Months Ended                 Six Months Ended
                                               June 30,                         June 30,
                                        2001            2000               2001          2000
                                      -----------------------            ----------------------
Europe                                    53%              60%                54%            61%
North America                             40               33                 38             32
Rest of World                              7                7                  8              7
                                      -----------------------            ----------------------
     Total                               100%             100%               100%           100%
                                      =======================            ======================

Prior year amounts have been reclassified to conform to current year presentation.

Total Revenue. Total revenues were $101.5 million for the three months ended June 30, 2001, an increase of $17.0 million or 20% over the corresponding prior year period. Total revenues for the six months ended June 30, 2001 were $199.8 million, an increase of $42.6 million or 27% over the corresponding prior year period.

The Company operates internationally, with a substantial portion of its business conducted in foreign currencies. As such, the Company's results are affected by year-over-year exchange rate fluctuations in the United States dollar relative to various European currencies and to a lesser extent the Japanese yen and other foreign currencies.

License Fees. License fees were $61.0 million for the three months ended June 30, 2001, an increase of $7.9 million or 15% over the corresponding prior year period. License fees for the six months ended June 30, 2001 were $121.6 million, an increase of $23.4 million or 24% over the corresponding prior year period. The increase in license fees was due to increased unit sales of our licensed products in all geographic regions.

We anticipate that license fees, which represented approximately 60% of our total revenues for the three and six month periods ended June 30, 2001 and 2000, will continue to represent a majority of our revenue for the foreseeable future. It is expected that the percentage of total revenues derived from license fees may decrease in the future as the growth in service revenues exceeds the growth in license revenues. In addition, we expect that the market penetration by, and number of, our competitors will increase, and as a result, the growth rate in our license fees in the future may not be as high as the growth rate of license fees achieved in the past.

Services. Revenues from services consist of maintenance, consulting, and training revenues. Revenues from services were $40.5 million for the three months ended June 30, 2001, an increase of $9.1 million or 29% over the corresponding prior year period. For the six months ended June 30, 2001, revenues from services were $78.2 million, an increase of $19.2 million or 33% over the corresponding prior year period. The increase in revenues from services was primarily due to increases in maintenance revenues related to increases in our installed customer base, the renewal of existing support contracts, increases in consulting revenues, and increases in training revenues. As market penetration by, and the number of, the Company's competitors increase, the growth rate of our installed base and, consequently, the growth rate of our services revenues in the future may not be as high as growth rates achieved in the past.

Cost of License Fees. Cost of license fees consists primarily of materials, packaging, freight and third-party royalties. Cost of license fees as a percentage of license fees decreased to 1% for the three and six months ended June 30, 2001, down from 2% for the corresponding periods in 2000. The decrease as a percentage of related revenues was primarily due to improved management of inventory levels, a reduction of freight and production costs of documentation, and reduced royalty costs due to lower sales of third-party products.

Cost of Services. Cost of services consists of the cost of providing consulting, maintenance and training services. Cost of services was $15.7 million for the three months ended June 30, 2001, an increase of $2.1 million, or 15% over the corresponding prior year period. Cost of services was $31.2 million for the six months ended June 30, 2001, an increase of $5.7 million or 22% over the corresponding prior year period. The cost of services as a percentage of service revenue was 39% and 43% for the three months ended June 30, 2001 and 2000 respectively and 40% and 43% for the six months ended June 30, 2001 and 2000. The decrease as a percentage of related revenues was primarily due to improved productivity in providing maintenance support, offset by a higher cost of providing consulting services. The increase in expenses in absolute dollars resulted from increased headcount necessary to support our service activities, and to a lesser extent increased facilities expenses related to new facilities in the U.S. and the U.K. The Company's U.S. and U.K. facilities were relocated in April, 2001.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional activities, and related facilities expenses. Sales and marketing expenses were $48.5 million for the three months ended June 30, 2001, an increase of $7.2 million or 17% over the corresponding prior year period. Sales and marketing expenses were $96.5 million for the six months ended June 30, 2001, an increase of $17.8 million or 23% over the corresponding prior year period. Sales and marketing expenses, as a percentage of total revenues, were 48% and 49% for the three months ended June 30, 2001 and 2000 respectively. These expenses were 48% and 50% of total revenues for the six months ended June 30, 2001 and 2000 respectively. The decrease as a percentage of total revenues was primarily due to improved productivity in the sales and marketing group. The increase in sales and marketing expenses in absolute dollars was attributable to the expansion of our sales and marketing organization and, to a lesser extent, increased facilities expenses related to new facilities in France, the U.S. and the U.K. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Research and Development. Research and development expenses consist primarily of salaries and related benefits, third party consultant fees, related facilities expenses and the amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Olap@Work, Inc. in April 2000 and Next Action Technology, Ltd. in October 1999. Research and development expenses were $13.6 million for the three months ended June 30, 2001, an increase of $3.5 million, or 34% over the corresponding prior year period. Research and Development expenses were $26.6 million for the six months ended June 30, 2001, an increase of $8.3 million or 45% over the corresponding prior year period. Research and development expenses as a percentage of total revenues were 13% for the three and six months ended June 30, 2001 up from 12% for the three and six months ended June 30, 2000. The increase in research and development expenses both as a percentage of total revenues and in absolute dollars was due to increased staffing and associated support for software engineers as part of our ongoing operations, expansion into the analytical applications market and increased facilities expenses related to new facilities in France, the U.S. and the U.K. , partially offset by decreased expenses for professional services and third party consulting fees. As of June 30, 2001 all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses were $7.1 million for the three months ended June 30, 2001, an increase of $2.4 million, or 51% over the corresponding prior year period. For the six months ended June 30, 2001, general and administrative expenses were $12.8 million, an increase of $3.5 million or 38% over the corresponding prior year period. General and administrative expenses as a percentage of total revenues were 7% and 6% for the three months ended June 30, 2001 and 2000 respectively and 6% of total revenues for the six months ended June 30, 2001 and 2000. The increase in absolute dollars for the three and six months ended June 30, 2001 was due to increased staffing to support our growth, increased allowances for doubtful accounts associated with higher revenue levels and increased facilities expenses related to new facilities in France and the U.S. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Amortization of Goodwill. Goodwill amortization expense was $1.1 million for the three months ended June 30, 2001 and 2000. Goodwill amortization was $2.2 million and $2.1 million for the six months ended June 30, 2001 and 2000. Goodwill amortization expense was approximately 1% of total revenues for all periods presented. In general, goodwill is currently being amortized over a five-year period. With the implementation of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill will no longer be amortized to expense.

Interest and Other Income, Net

Interest and other income, net included the following (in thousands):

                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                                2001          2000              2001           2000
                                            --------------------------     ----------------------------
Net interest income                               $2,112        $1,638             $4,343        $3,010
Other income                                         838         1,042              1,450         2,131
                                            --------------------------     ----------------------------
Total interest and other income, net              $2,950        $2,680             $5,793        $5,141
                                            ==========================     ============================

Net interest income increased by $0.5 million or 29% and $1.3 million or 44% for the three and six month periods ended June 30, 2001 and 2000 respectively. The increase was primarily due to an increase in average invested cash and cash equivalents and to a lesser extent, an increase in the average effective interest rate, as a substantial portion of the Company's cash and cash equivalents are invested in France. Cash and cash equivalents totaled $202.3 million at June 30, 2001.

Other income was comprised of net foreign exchange gains and losses and payments, net of attorney fees, that we received from Brio Technology, Inc. in settlement of patent litigation. The settlement was for $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999 and ending December 31, 2001. Due to inherent uncertainties with respect to Brio making the remaining quarterly payments under the settlement, the Company is recognizing the settlement under the cost-recovery method.

Income Taxes

The Company's effective tax rate was 39% for the three and six month periods ended June 30, 2001 compared to 40% for the same periods in 2000. The 2001 decrease in the effective rate is primarily dueto the reduction in the French statutory rate. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $202.3 million as of June 30, 2001, an increase of $2.7 million from December 31, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 was $34.8 million as compared to $29.8 million for the same period in 2000. The increase in net cash provided by operating activities for the six months ended June 30, 2001 primarily resulted from higher net income, non-cash charges for depreciation and amortization expense, increases in deferred revenue and decreases in accounts receivable and current and other assets partially offset by decreases in accounts payable, accrued payroll and related expenses and other current liabilities.

Cash used by investing activities totaled $22.5 million and $22.4 million for the first six months of 2001 and 2000 respectively. Investing activities during the six months ended June 30, 2001 consisted of the purchase of $21.2 million of leasehold improvements and property and equipment primarily related to the relocation of facilities in the U.S. and the U.K. and a minority interest investment of $1.3 million. Investing activities during the six months ended June 30, 2000 included $15.4 million in business acquisitions and $7.0 million of property and equipment purchases.

Cash provided by financing activities totaled $5.5 million and $1.8 million for the first six months of 2001 and 2000 respectively. Financing activities for the six months ended June 30, 2001 generated cash of $6.3 million from the issuance of shares under employee stock option and purchase plans and $2.0 million in the release of restricted cash, offset partially by the payment of $2.9 million on notes payable. Financing activities for the six months ended June 30, 2000 generated cash of $8.4 million from the issuance of shares under employee stock option and purchase plans and $5.0 million from the issuance of notes payable, offset by the payment of $6.6 million on notes payable and the transfer of $5.0 million into a restricted cash account.

The impact of the weakening of the Euro and the British Pound versus the U.S. Dollar caused a decrease in cash and cash equivalents of $15.1 million and $8.6 million for the six months ended June 30, 2001 and 2000, respectively.

Management believes that cash from operations together with existing cash and cash equivalents will be sufficient to meet the company's cash requirements through at least the next 12 months.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Statement 141, which is effective for all business combinations subsequent to July 1, 2001, eliminates the pooling-of-interests method of accounting for business combinations and includes new criteria to recognize intangible assets separately from goodwill. Under Statement 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. Statement 142 is effective with respect to the nonamortization of goodwill and certain intangibles on January 1, 2002 for amounts currently recorded on the Company's balance sheet and will apply to any goodwill and certain intangible assets acquired after June 30, 2001. The Company is currently recording amortization expense of $1.1 million for goodwill and other intangibles each quarter for which no amortization expense will be required effective January 1, 2002.

Stock Option Exchange Program

On May 16, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to France based employees (the "French program") and the other to international employees including employees in the United States (the "International program"). Pursuant to the terms and conditions of each program, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options granted on or after January 1, 2000 under the Business Objects S.A. 1999 Stock Option Plan, as amended, in exchange for an equal number of new options to be granted on or after December 18, 2001. If an employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six month period prior to the cancellation of any options. The offer expired June 14, 2001. A total of 140 eligible employees elected to participate in the French program and these employees tendered a total of 328,537 options. A total of 301 eligible employees elected to participate in the International program and these employees tendered a total of 1,083,554 options. As a result of the two separate offers, an aggregate of 441 eligible employees tendered an aggregate of 1,412,091 options in return for the promise to grant new options on or after December 18, 2001.

The exercise price of the new options may not be less than the higher of (i)100% of the closing price of our ordinary shares as reported on the Premier Marche of Euronext Paris S.A. (the "Premier Marche") on the last trading day before the date of grant, or (ii) 80% of the average of the closing prices of our ordinary shares on the Premier Marche over the twenty trading days preceding the grant date. In addition, for eligible employees who are Italy-based employees, the exercise price per share may not be less than 100% of the average of the closing prices of our ordinary shares on the Premier Marche over the thirty trading days preceding the grant date.

For the new options granted pursuant to the terms and conditions of the International program (approximately 80% of the aggregate number of new options to be granted under the French and International programs), each new option will retain the vesting schedule of the old option it replaces. For the new options granted pursuant to the terms and conditions of the French program (approximately 20% of the aggregate number of the new options to be granted under the French and International programs), each new option will substantially retain the vesting schedule of the old option it replaces, except that the new options will not become excercisable until one year following the date of grant of the new option.

The programs were not available to (i) members of our extended executive committee, (ii) employees with general management and/or management responsibility for multiple countries, (iii) employees with general sales management responsibility for named "strategically important" countries, including Japan, USA and Germany, (iv) employees responsible for sales representing 10% or more of our consolidated budget revenues for fiscal 2001,
(v) former employees and (vi) any of our employees who are resident in Belgium or Switzerland. In addition, new options will not be granted to individuals who are not employees of Business Objects S.A. or one of our affiliates as of the grant date of the new options.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the e-business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the e-business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets for our products and services. If there is an economic slowdown to any degree in either of these geographic markets or in the e-business intelligence software market in general, this could affect the IT spending level by both current and potential customers and have an adverse effect on our revenue and profitability results.

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

BusinessObjects and its platform for internet-based installations, WebIntelligence, are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements, until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira, and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of June 30, 2001, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

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

As of June 30, 2001, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders' equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of June 30, 2001, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of Shareholders was held on June 12, 2001.

b) The term of office was renewed for the following Directors:

         Bernard Charles
         Albert Eisenstat
         Arnold Silverman

     Other Directors whose term of office continued after the meeting were:

         Bernard Liautaud
         Vincent Worms (See item 5 - Other Information)
         John Olsen

c) The following proposals were adopted at the Annual Meeting of Shareholders by the margins indicated:

     1. To approve the financial statements of Business Objects S.A for the year ended December 31, 2000.

                 For                               18,521,971
                 Against                              390,535

     2.   To allocate the profits of the year ended December 31, 2000.

                 For                              18,521,626
                 Against                             390,880


     3.   To renew the term of office of Mr. Bernard Charles as Director.

                 For                              18,221,085
                 Against                             691,421

     4.   To renew the term of office of Mr. Albert Eisenstat as Director.

                 For                              18,517,859
                 Against                             394,647

     5.   To renew the term of office of Mr. Arnold Silverman as Director.

                 For                              17,542,923
                 Against                           1,369,583

     6. To authorize the Board of Directors to repurchase shares of the Company.

                 For                              18,521,637
                 Against                             390,869

     7. To issue 15,000 warrants to Bernard Charles, subject to the condition precedent that the shareholders approve the Third Resolution.

                 For                              17,520,733
                 Against                           1,391,773

     8. To issue 15,000 warrants to Albert Eisenstat, subject to the condition precedent that the shareholders approve the Fourth Resolution.

                 For                              17,520,718
                 Against                           1,391,788

     9. To issue 15,000 warrants to Mr. Silverman, subject to the condition precedent that the shareholders approve the Fifth Resolution.

                 For                              17,521,063
                 Against                           1,391,443

     10. To re-affirm the price setting conditions of shares reserved for issuance under the French Employee Savings Plan.

                 For                              16,894,401
                 Against                           2,018,105

     11. To reserve 50,000 shares for issuance under the French Employee Savings Plan.

                 For                              16,995,229
                 Against                           1,917,277

     12. To re-affirm the price setting conditions of shares reserved for issuance under the 1995 International Employee Stock Purchase Plan.

                 For                              16,894,089
                 Against                           2,018,417

     13. To reserve 200,000 shares for issuance under the 1995 International Employee Stock Purchase Plan.

                 For                              16,866,758
                 Against                           2,025,748

     14. To provide in the articles of association that, subject to the decision of the Board of directors duly published, holders of Ordinary Shares may send their proxy or voting instructions via the Internet, in addition to voting by mail or in person.

                 For                              18,521,490
                 Against                             391,016

     15. To provide in the articles of association that a quorum of Directors shall exist if a majority of Directors are present at the meeting or participate in the meeting via video-conference.

                 For                              18,516,235
                 Against                             396,271

     16.  To authorize capital reductions by cancellation of treasury shares.

                 For                              18,520,420
                 Against                             392,086


For each of the above, abstentions are included as votes against, consistent with French law.

d) Not applicable.


Item 5. Other Information

On July 17, 2001, the Company's Board of Directors appointed Bernard Bourigeaud as Director of the Company subject to ratification at the next general meeting of shareholders. This nomination was made to fill the vacancy created by the resignation of Vincent Worms effective June 29, 2001.

Item 6.  Exhibits and Reports on Form 8-K

a) (3) (ii) Bylaws
b) Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Business Objects S.A.

Date:  August 6, 2001           By:           /s/ Bernard Liautaud
                                   ---------------------------------------------
                                                   Bernard Liautaud
                                                 Chairman of the Board
                                              and Chief Executive Officer

Date:  August 6, 2001           By:           /s/ Clifton T. Weatherford
                                   ---------------------------------------------
                                                Clifton T. Weatherford
                                              Chief Financial Officer and
                                              Senior Group Vice President

                              BUSINESS OBJECTS S.A.

                            A French societe anonyme
                    with a share capital of 6,102,682.9 euros

Registered office : 157-159rue Anatole France

92300 Levallois-Perret

            Register of Commerce and Companies Nanterre B 379 821 994

                                ----------------







                                UP-DATED BY LAWS

                                  June 12, 2001

                                      ~ I ~

                     MEMORANDUM AND ARTICLES OF ASSOCIATION
                     --------------------------------------

                                     TITLE I
                                     -------

              FORM - NAME - OBJECTS - REGISTERED OFFICE - DURATION
              ----------------------------------------------------

Article 1 - FORM
----------------

                  There is, between the owners of the shares hereinafter issued and of those which could be subsequently issued, a corporation (societe anonyme), governed by the law of July 24, 1966 on commercial companies and by the present Memorandum and Articles of Association.

Article 2 - NAME
----------------

                  The name of the company is :

                                BUSINESS OBJECTS

                  In all deeds and documents emanating from the company and addressed to third parties, this name must always be immediately preceded or followed by the words "Societe anonyme" or the initials "S.A." and by the mention of the amount of the capital.

Article 3 - OBJECTS
-------------------

                  The objects of the company are, directly and indirectly, in France and abroad :

                  - all operations relating to the design and the sale of products and the rendering of services in the computer industries and in connected industries ;

                  - and generally, any financial, commercial, industrial, civil, real estate or chattels operations related directly or indirectly to the above activities and to any similar or connected activities as well as to any social properties.

                  Directly and indirectly on its behalf or on behalf of third parties, either alone, or with third parties, by way of creation of new companies, contributions, partnership, subscription, purchase of securities or of social rights, merger, association, or by way of subleasing of any properties or rights.

Article 4 - REGISTERED OFFICE
-----------------------------

                   The registered office of the company is at:

                           157-159 Rue Anatole France
                             92300 Levallois-Perret

                  It may be transferred to any other place within the same district (departement) or any adjacent district by decision of the board of directors subject to the ratification of this decision by the next ordinary general meeting of the shareholders.

                  It may be transferred to any other place pursuant to a resolution of the extraordinary general meeting of the shareholders.

Article 5 - DURATION
--------------------

                  The duration of the company shall be of ninety nine (99) years from the date of registration with the Register of Commerce and Companies, except in the event of early dissolution or extension decided by the extraordinary meeting of the shareholders.


                                   *** *** ***




                                       ***

                                    TITLE II
                                    --------

                               CAPITAL AND SHARES
                               ------------------

Article 6 - CAPITAL
-------------------

                  The capital of the company is of 6,102,682.9 euros.

                  It is divided into 61,026,829 shares of 10 cents of euro (0.10) each.

         Mr. Albert Eisenstat is a recipient of special advantages resulting from the grant of 36,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 19, 1997. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 2,81 euros per share corresponding to the estimated value of a share as of April 25, 1997.

                  Mr. Albert Eisenstat is a recipient of special advantages resulting from the grant of one warrant entitling to the subscription of 36,000 shares, by the shareholder meeting held on June 21, 1995. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 3.70 euros per share corresponding to the estimated value of a share as of April 25, 1995.

                  Mr. Vincent Worms is a recipient of special advantages resulting from the grant of 36,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 19, 1997. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 2.81 euros per share corresponding to the estimated value of a share as of April 25, 1997.

                  Mr. Philippe Claude is a recipient of special advantages resulting from the grant of 36,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 19, 1997. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 2.81 euros per share corresponding to the estimated value of a share as of April 25, 1997.

                  Mr. Arnold Silverman is a recipient of special advantages resulting from the grant of 36,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 19, 1997. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 2.81 euros per share corresponding to the estimated value of a share as of April 25, 1997.

                  Mr. Arnold Silverman is a recipient of special advantages resulting from the grant of 90,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on April 6, 1994. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of
3.7 euros per share corresponding to the estimated value of a share as of January 31, 1993.

                  Mr. Bernard Charles is a recipient of special advantages resulting from the grant of 75,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 18, 1998. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 4.91 euros per share corresponding to the estimated value of a share as of June 18, 1998.

                  Mr. Albert Einsenstat is a recipient of special advantages resulting from the grant of 45,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 18, 1998. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 4.91 euros per share corresponding to the estimated value of a share as of June 18, 1998.

                  Mr. Arnold Silverman is a recipient of special advantages resulting from the grant of 45,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 18, 1998. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 4.91 euros per share corresponding to the estimated value of a share as of June 18, 1998.

                  Mr. Philippe Claude is a recipient of special advantages resulting from the grant of 30,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 18, 1998. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 4.91 euros per share corresponding to the estimated value of a share as of June 18, 1998.

                  Mr. Vincent Worms is a recipient of special advantages resulting from the grant of 15,000 warrants each entitling to the subscription of one share, by the shareholder meeting held on June 18, 1998. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 4.91 euros per share corresponding to the estimated value of a share as of June 18, 1998.

                  Mr. Vincent Worms is a recipient of special advantages resulting from the grant of 45,000 warrants giving the right to subscribe to 45,000 shares by the shareholder meeting held on May 4, 1999. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 7,58 euros per share corresponding to the estimated value of a share as of May 3, 1999.

                  Mr. John Olsen is a recipient of special advantages resulting from the grant of 22,500 warrants giving the right to subscribe to 22,500 shares by the shareholder meeting held on February 6, 2001. The special advantages consist in (i) the granting of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 57.96 euros per share corresponding to the estimated value of a share as of February 5, 2001.

     Mr. Bernard Charles is a recipient of special advantages resulting from the grant of warrants giving the right to subscribe to 15,000 shares approved by the shareholders meeting held on

     June 12, 2001. The special advantages consist of (i) the grant of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 36.13 euros per share corresponding to the estimated market value of one share on June 11, 2001.

     Mr. Albert Eisenstat is a recipient of special advantages resulting from the grant of warrants giving the right to subscribe to 15,000 shares approved by the shareholders meeting held on June 12, 2001. The special advantages consist of (i) the grant of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 36.13 euros per share corresponding to the estimated market value of one share on June 11, 2001.

     Mr. Arnold Silverman is a recipient of special advantages resulting from the grant of warrants giving the right to subscribe to 15,000 shares approved by the shareholders meeting held on June 12, 2001. The special advantages consist of (i) the grant of such warrants without payment as consideration and (ii) the implementing of a fixed exercise price of 36.13 euros per share corresponding to the estimated market value of one share on June 11, 2001.

Article 7 - FORM OF THE SHARES - TRANSFER OF SHARES
---------------------------------------------------

                  The shares may be held in registered or bearer form, at the shareholder's discretion, in accordance with regulations applicable to companies listed on a regulated market.

                  The shares are entered into accounts according to the provisions provided by law and regulations.

                  The ownership of the registered shares is evidenced by their registration in registered accounts.

                  The shares entered into accounts are freely transferred by transfer from one account to another.

                  Prior approval of the transferee is required only for partly paid-up shares.

                  All costs resulting from the transfer shall be borne by the transferee.

                  Shares with payments in arrears are not admitted to transfer.

                  Shareholders who, through one or several entities, hold shares or voting rights representing more than 5% of the share capital or voting rights, or any multiple thereof, must notify the Company of the total number of Ordinary Shares or voting rights owned, within 15 days from the date these thresholds have been reached.

                           The notification obligations would also apply each
time the percentage of capital or voting rights falls under 5% or a multiple thereof.

                  In the event a shareholder fails to notify the Company, one or several shareholders holding together at least 5% of the share capital or voting rights may request that the shares or voting right certificates be deprived from voting rights for as long as notification is completed and for a two-year period thereafter.

                  The Company may request, at its expense, from the entity tracking bearer shares transfer (SICOVAM) communication of the identity and number of shares held by holders of bearer shares.

Article 8 - RIGHTS AND OBLIGATIONS ATTACHED TO THE SHARES
---------------------------------------------------------

                  The rights and obligations attached to a share follow the share to any transferee to whom it may be transferred and the transfer includes all the payable and unpaid dividends and dividends to be payable, as well as, as the case may be, the corresponding share in the reserve funds and provisions.

                  The ownership of the a share shall imply ipso facto the acceptance of the present Memorandum and Articles of Association and of the decision of the general meetings.

                  In addition to the right to vote which is attached by law to the shares, each share carries a right to a share of corporate assets, of profits, and of liquidation surplus, proportional to the number and nominal value of the existing shares.

                  Each time it shall be necessary to hold a certain number of shares in order to exercise a right, it will up be to the shareholder(s) missing such number to take the necessary actions to group a sufficient number of shares.

                  The heirs, creditors, eligible parties or other representatives of a shareholder cannot, for any reason whatsoever, request the affixing of the assets of the company, or ask for their sharing or auction sale, or to interfere in any manner in the management of the company ; they have, in order to exercise their rights, to refer themselves to the inventories and to the resolutions of the shareholders meetings.

                  The company may require the repurchase, subject to the conditions set forth in article 269-8 of the law of 24th July 1966, either of all of its shares with a preferential dividend and no voting right, or of a category of such shares, each category being determined by the date at which it has been issued.

Article 9 - PAYING UP OF THE SHARES
-----------------------------------

                  The amount to be paid in cash for the subscription of the shares issued with respect to an increase of capital shall be payable according to the terms stipulated by the extraordinary general meeting of the shareholders.

                  The initial payment shall not be less than one half of the nominal value of the shares at the time of the subscription; it shall include the whole issuing premium, if any.

                  The remainder, which shall be paid-up in one or several times within a period of five years as from the date of completion of such increase of capital, shall be called upon by the board of directors.

                  Each shareholder shall be notified of the amount to be paid and of the date at which this amount shall fall due fifteen days at least before that date.

                  The shareholder who will not have paid at due date the amounts due on his share(s) shall, automatically and without formal notice, owe to the company an interest calculated day per day commencing on due date at the legal rate in commercial matters increased by three points, without prejudice to the personal proceedings that the company may institute against the defaulting shareholder and to the acts of enforcement provided by law.

                                   *** *** ***



                                       ***

                                    TITLE III
                                    ---------

                            MANAGEMENT OF THE COMPANY
                            -------------------------

Article 10 - BOARD OF DIRECTORS
-------------------------------

                  The company is managed by a board of directors composed of individuals or legal entities, the number of which is determined by the ordinary general meeting of the shareholders within the limits of the law.

                  A legal entity must, at the time of its appointment, designate an individual who will be its permanent representative on the board of directors. The term of office of a permanent representative is the same as that of the director he represents. When a legal entity dismisses its permanent representative, it must at the same time provide for its replacement. The same applies in case of death or resignation of the permanent representative.

                  Each director must own at least one share during his term of office.

                  If, at the time of his appointment, a director does not own the required number of shares or if, during his term of office, he ceases to be the owner thereof, he shall have a period of three months to purchase such number of shares, in default of which he shall be automatically deemed to have resigned.

                  The directors are appointed for a term of three years. A year corresponds to the period of time between two successive annual ordinary general meetings of shareholders. The duties of a director shall terminate at the close of the ordinary general meeting of shareholders which acts on the accounts of the preceding financial year and is held in the year during which the term of office of said director comes to an end.

                  The members of the board are renewed in rotation so that the renewal be as equal as possible and in any case complete for each period of three years. Renewal takes place according to seniority. However, when required, the ordinary general meeting may resolve that the order of renewal will be set by a toss drawn in a board meeting.

                  The directors may always be re-elected; they may be revoked at any time by decision of the general meeting of the shareholders.

                  In case of death or resignation of one or several directors, the board of directors may make provisional appointments between two meetings of shareholders.

                  The appointment(s) so made have to be ratified by the next general meeting of shareholders.

                  Should the meeting of the shareholders not ratify these provisional appointments, this shall not affect the validity of the prior resolutions and acts of the board of directors.

                  When the number of directors falls below the minimum required by law, the remaining director(s) must immediately convene the ordinary general meeting of the shareholders, in order to complete the membership of the board of directors.

                  The director appointed in replacement of another director, whose term of office has not come to its end shall remain in office only for the remaining term of office of his predecessor.

                  A salaried employee of the company may be appointed as a director. His employment contract shall correspond to a position actually held. In such case, he shall not lose the benefit of his employment contract.

                  The number of directors bound to the company by an employment contract may not exceed one third of the directors in office.

                  The number of directors who are more than seventy (70) years old may not exceed one third of the directors in office. Should such quota be reached during the director's term of office, the appointment of the oldest director would be automatically terminated at the close of the nearest general meeting of the shareholders.

Article 11 - MEETING OF THE BOARD
---------------------------------

                  11.1. The board of directors shall meet as often as required for the interest of the company.

                  11.2. The meetings of the board of directors are convened by the president. The convening may be made by any means, in oral or written form.

                  Moreover directors, representing one third at least of the members of the board, may convene the board. In such case, they shall indicate the agenda of the meeting.

                  When a work-committee (comite d'entreprise) has been formed, the representatives of such committee, appointed in accordance with the provisions of the Labor Code, shall be convened to all the meetings of the board of directors.

                  The meetings of the board are held at the registered office or at any other place, in France or abroad.

                  11.3. The board of directors may not transact business validly unless at least half of its members attend the meeting. A quorum shall be deemed to exist when at least half of the directors are present at the meeting or participate in the meeting via video-conference, subject to the conditions determined by applicable laws and regulations then in effect.

                  The resolutions of the board of directors shall be carried out at the majority of the directors, present or represented.

                  It is specified that any and all decisions to grant options to subscribe or to buy stock to a director holding an employment contract, to the president or to the general manager of the Company, if this latter is a director, pursuant to authority granted by the extraordinary general meeting, pursuant to the provisions set forth in articles 208-1 and the following of the Law of July 24, 1966 on commercial companies shall be adopted by the affirmative vote of the majority of the directors present or represented at the Board meeting, the interested director, and any other director to whom options to subscribe or to buy stock may be granted, being conclusively refrained from voting.

                  11.4. Any director may give to another director, by letter, cable or telex, a proxy to be represented at a meeting of the board. However, each director may only dispose of one proxy during each meeting.

                  11.5. The copies or extracts of the minutes of the board of directors are validly certified by the president of the board of directors, a general manager, the director temporarily delegated in the duties of president or by a representative duly authorized for that purpose.

Article 12 - POWERS OF THE BOARD
--------------------------------

                  The board of directors is vested with the most extensive powers to act under all circumstances on behalf of the company, and to make any decisions relating to all acts of administration and disposition. The board shall exercise these powers within the limits of the purposes of the company, and of the powers expressly granted by law to the general meetings of the shareholders.

Article 13 - GENERAL MANAGEMENT OF THE COMPANY
----------------------------------------------

                  The board of directors shall elect a president, who must be an individual, from among its members. It shall determine his term of office, which cannot exceed that of his office as director and may dismiss him at any time. The board sets his remuneration.

                  The president of the board is responsible for the general management of the company.

                  The president is vested with the most extensive powers to act under all circumstances on behalf of the company within the limits of the goals of the company, except for those powers expressly granted by law to the meetings of shareholders and those specially reserved to the board of directors.

                  The president of the board cannot be more than sixty five (65) years old. Should the president reach this age limit during his term of office as president, his office would automatically terminate. Subject to this provision, the president of the board may always be reelected.

Article 14 - GENERAL MANAGER (Directeur General)
----------------------------

                  Upon proposal of the president, the board of directors may appoint one or several individuals to assist the president as general manager. The general manager(s) may be revoked at any time by the board of directors upon proposal of the president.

                  In agreement with the president, the board of directors shall determine the scope and the duration of the powers delegated to the general manager. The board sets his remuneration. When a general manager is a director, his term of office may not exceed that of his directorship.

                  As regards third parties, general managers have the same powers as the president. The general managers are, among others, vested with the powers to bring a matter to court.

                  Any general manager cannot be more than sixty-five (65) years old. Should a general manager reach this age limit during his term of office as general manager, his duties would automatically terminate. This term may be prolonged however until the next meeting of the board during which the new general manager will be appointed.

                  The board may appoint two general managers should the share capital be of at least five hundred thousand (500,000) francs. Five general managers may be appointed should the share capital be of at least ten million (10,000,000) francs, provided that at least three of them are directors.

Article 15 - AGREEMENTS SUBJECT TO AUTHORIZATION
------------------------------------------------

                  15.1. Any sureties, endorsements and guarantees granted by the company must be authorized by the board of directors as provided by law.

                  15.2. Any agreement to be entered into between the company and one of its directors or general manager(s), whether directly or indirectly or through an intermediary, must be submitted for the prior authorization of the board of directors.

                  Such prior authorization is also required for agreements between the company and another enterprise, should one of the directors or general managers of the company be owner, partner with unlimited liability, manager, director, general manager, member of the management committee (directoire) or supervisory council (conseil de surveillance) of said enterprise.

                  Such prior authorization shall be sought as provided by law.

Article 16 - PROHIBITED AGREEMENTS
----------------------------------

                  Directors, other than legal entities, are forbidden to contract, in any form whatsoever, loans from the company, to secure an overdraft from it, as a current account or otherwise, and to have the company guarantee or secure their commitments toward third parties.

                  The same prohibition applies to general managers and to the permanent representatives of legal entities which are directors. It also applies to spouses, ascendants and descendants of the persons referred to in this article, as well as to all interposed persons.

Article 17 - STATUTORY AUDITORS (Commissaires aux comptes)
-------------------------------

                  Audits of the company shall be carried out, as provided by law, by one or more statutory auditors legally entitled to be elected as such. When the conditions provided by law are met, the company must appoint at least two supervisory auditors.

                  Each statutory auditor shall be appointed by the ordinary general meeting.

                  One or more deputy statutory auditors, who may be called to replace the regular statutory auditors in the case of death, disability, resignation or refusal to act of the latter, shall be appointed by an ordinary general meeting.

                  Should the general ordinary meeting of the shareholders fail to elect a statutory auditor, any shareholder can claim in court that one be appointed, provided that the President of the board of directors be duly informed. The term of office of the statutory auditor appointed in court will end upon the appointment of the statutory auditor(s) by the general ordinary meeting of the shareholders.

                                   *** *** ***




                                       ***

                                    TITLE IV
                                    --------

                            MEETINGS OF SHAREHOLDERS
                            ------------------------

Article 18
----------

                  The general meetings of shareholders shall be convened and held as provided by law.

                  The meetings of shareholders are held at the registered office or at any other place mentioned in the convening notices.

                  The right to take part in a general meeting of shareholders:

                  For holders of registered shares is subject to the registration of the shareholder in the books of the company, at least one business day prior to the date of the meeting.

                  For holders of bearer Ordinary Shares is subject to the filing, at least one business day prior to such shareholders' meeting, of a certificate stating that shares are not transferable until the date of such shareholders' meeting.

                  A shareholder who cannot attend the meeting in person may choose either :

                  - to give a proxy to another shareholder or to his/her spouse, or

                  - to vote by mail, or

                  - to send to the company a proxy without any indication of the name of the representative;

within the terms and conditions provided by law and these by-laws.

     Upon the decision of the board of directors published in the notice of any shareholders meeting, shareholders may, subject to the provisions of and procedures under applicable laws, send their proxy or voting instructions either on paper or using a teletransmission mean.

                  To be taken into account, the proxies and the forms of vote by mail must be deposited with the company at least one business day prior to the date of the meeting.

                  Meetings of shareholders are presided over by the president of the board of directors or in his absence, by a director specially authorized for that purpose by the board. If no president has been appointed, the meeting elects its president.

                  The two members of the meeting having the greatest number of votes and who accept that role, are appointed as scrutineers. The officers of the meeting appoint a secretary, who may be a non-shareholder.

                  An attendance sheet is drawn up, in accordance with the law.

                  The ordinary general meeting of the shareholders, upon first convening notice, may transact business validly only if the shareholders present, or represented, hold at least one fourth of the voting shares. Upon second convening notice, the general meeting may transact business validly whatever the number of shareholders present or represented.

                  The resolutions of the ordinary general meeting shall be carried out at the majority vote of the shareholders, present or represented.

                  The extraordinary general meetings of the shareholders, upon first convening notice, may transact business validly only if the shareholders present, or represented by proxy, hold at least one third of the voting shares. Upon second convening notice, the extraordinary general meeting may transact business validly only if the shareholders present or represented by proxy hold at least one fourth of the voting shares.

                  The resolutions of the extraordinary general meeting shall be carried out at a two third majority vote of the shareholders, present or represented.

                  The copies or extracts of the minutes of the meeting are certified by the president of the board of directors, by a director acting as general manager, or by the secretary of the meeting.

                  The ordinary and extraordinary meetings of shareholders exercise their respective powers as provided by law.

                                   *** *** ***




                                       ***

                                     TITLE V
                                     -------

                             RESULTS OF THE COMPANY
                             ----------------------

Article 19 - FINANCIAL YEAR
---------------------------

                  Each fiscal year is of one year beginning on January 1 and ending on December 31.

Article 20 - PROFITS - LEGAL RESERVE FUNDS
------------------------------------------

                  Out of the profit of a fiscal year, reduced by prior losses if any, an amount equal to at least 5 % thereof is first deducted in order to form the legal reserve fund provided by law. This deduction is no longer required when the legal reserve fund amounts to one tenth of the capital of the company.

                  Distributable profit is the profit of a fiscal year, reduced by prior losses and by the deduction provided for in the preceding paragraph and increased by the profits carried forward.

Article 21 - DIVIDENDS
----------------------

                  If there results a distributable profit from the accounts of the fiscal year, as approved by the general meeting, the general meeting may decide to allocate it to one or several reserve funds, the appropriation or use of which it shall determine, or to carry it forward or to distribute it as dividends.

                  Furthermore, after having established the existence of reserves which it may dispose of, the general meeting may decide the distribution of amounts paid out of such reserves. In such case, the payments shall be made. However, the dividends shall be set off by priority on the distributable profit of the financial year.

                  The general meeting shall determine the terms of payment of dividends ; failing such determination, these terms shall be determined by the board of directors.

                  However, the dividends must be declared payable no more than nine months following the close of the financial year.

                  The general meeting deciding upon the accounts of a fiscal year will be entitled to grant to each shareholder, for all or part of the distributed dividends, an option between payment in cash or in shares.

                  Similarly, should the ordinary general meeting resolve the distribution of interim dividends pursuant to article 347 of the law of 24th July 1966, it will be entitled to grant to each shareholder an interim dividend and, for all or part of the said interim dividend, an option between payment in cash or in shares.

                  The offer of payment in shares, the price and the conditions as to the issuing of such shares, together with the request for payment in shares and the conditions of the completion of the capital increase will be governed by the law and regulations.

                  When a balance sheet, drawn up during, or at the end of the fiscal year, and certified by the statutory auditor(s), shows that the company, since the close of the preceding fiscal year, after having made the necessary depreciations and provisions and after deduction of the prior losses, if any, as well as of the amounts which are to be allocated to the reserve fund provided by law or by the by-laws, has made profits, the board of directors may resolve the distribution of interim dividends prior to the approval of the accounts of the fiscal year, and may determine the amount thereof and the date of such distribution. The amount of such interim dividends cannot exceed the amount of the profits as defined in this paragraph. In this case, the option described in the preceding paragraph shall not be available.

                                   *** *** ***




                                       ***

                                    TITLE VI
                                    --------

                            DISSOLUTION - LIQUIDATION
                            -------------------------

Article 22 - PREMATURE DISSOLUTION
----------------------------------

                  The extraordinary general meeting may at any time declare the dissolution of the company before the expiration of its stated duration under the present Memorandum and Articles of Association.

Article 23 - LOSS OF ONE HALF OF THE CAPITAL OF THE COMPANY
-----------------------------------------------------------

                  If, as a consequence of losses showed by the company's accounts, the net assets (capitaux propres) of the company are reduced below one half of the capital of the company, the board of directors must, within four months from the approval of the accounts showing this loss, convene an extraordinary general meeting of shareholders in order to decide whether the company ought to be dissolved before its statutory term.

                  If the dissolution is not declared, the capital must, at the latest at the end of the second fiscal year following the fiscal year during which the losses were established and subject to the legal provisions concerning the minimum capital of societes anonymes, be reduced by an amount at least equal to the losses which could not be charged on reserves, if during that period the net assets have not been restored up to an amount at least equal to one half of the capital.

                  In the absence of the meeting of shareholders, or in the case where this meeting has not been able to validly act, any interested party may institute legal proceedings to dissolve the company.

Article 24 - EFFECT OF THE DISSOLUTION OF THE COMPANY
-----------------------------------------------------

                  The company is in liquidation as soon as it is dissolved for any reason whatsover. It continues to exist as a legal entity for the needs of this liquidation until the liquidation is completed.

                  During the period of the liquidation, the general meeting shall retain the same powers it exercised during the life of the company.

                  The shares shall remain transferable until the completion of the liquidation proceedings.

                  The dissolution of the company is only valid vis a vis third parties as from the date at which it is published at the register of commerce.

Article 25 - APPOINTMENT OF LIQUIDATORS - POWERS
------------------------------------------------

                  Upon the expiration of the term of existence of the company or in the case of its premature dissolution, the meeting of the shareholders shall decide the method of liquidation and appoint one or several liquidators whose powers it will determine. The liquidators will exercise their duties according to the law. The appointment of the liquidator(s) terminates the offices of the directors.

Article 26 - LIQUIDATION - CLOSING
----------------------------------

                  After payment of the liabilities, the remaining assets shall be used first for the payment to the shareholders of the amount paid for their shares and not amortized.

                  The balance, if any, shall be divided among all the shareholders.

                  The shareholders shall be convened at the end of the liquidation in order to decide on the final accounts, to discharge the liquidator from liability for his acts of management and the performance of his office, and to take notice of the closing of the liquidation.

                  The closing of the liquidation is published as provided by law.

                                   *** *** ***





                                       ***

                                    TITLE VII
                                    ---------

                                  NOTIFICATIONS
                                  -------------

Article 27 - NOTIFICATIONS
--------------------------

                  All notifications provided for in the present Memorandum and Articles of Associations shall be made either by registered mail with acknowledgment of receipt or by process server. Simultaneously a copy of the notification shall be sent to the recipient by ordinary mail.

                                   *** *** ***





                                       ***