Form 10-Q
period 2001-09-30
BUSINESS OBJECTS SA
filed 2001-11-14
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________

Commission File Number 0-24720

Business Objects S.A.
(Exact name of registrant as specified in its charter)

Republic of France (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.)

157-159 Rue Anatole France, 92309 Levallois-Perret, France
(Address of principal executive offices)

(408) 953-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____X___	No_________

The number of outstanding shares of each of the issuer’s classes of capital or common stock as of October 31, 2001 was 61,681,081 Ordinary Shares of Euro 0.10 nominal value, including 15,587,004 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

Business Objects S.A.
Index

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of US dollars, except for share amounts)

	September 30, 2001	December 31, 2000

	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$221,361	$199,581
Restricted cash, current	7,790	9,020
Accounts receivable, net	78,602	88,737
Other current assets	22,989	20,892

Total current assets	330,742	318,230
Goodwill and other intangible assets, net	15,155	21,582
Property and equipment, net	37,222	21,641
Restricted cash- long term	833	3,333
Deposits and other assets	5,521	4,228

Total assets	$389,473	$369,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,287	$22,503
Accrued payroll and related expenses	31,652	30,680
Deferred revenue	52,547	49,490
Other current liabilities	44,672	51,118

Total current liabilities	144,158	153,791
Notes payable- long term	2,755	4,288
Shareholders’ equity
Ordinary shares, Euro 0.10 nominal value ($0.09 U.S. as of
September 30, 2001):
Authorized 86,231, at September 30, 2001 and 83,086 at
December 31, 2000;
Issued and outstanding 61,587 at September 30, 2001
and 60,584 at December 31, 2000	6,559	6,471
Additional paid-in capital	146,841	138,390
Treasury stock, 818 shares at September 30, 2001 and 575 shares at
December 31, 2000	(9,049)	(4,611)
Retained earnings	125,364	94,577
Accumulated other comprehensive loss	(27,155)	(23,892)

Total shareholders’ equity	242,560	210,935

Total liabilities and shareholders’ equity	$389,473	$369,014

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of US dollars, except per ADS and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000

Revenues:	(unaudited)		(unaudited)
License fees	$55,293	$53,427	$176,906	$151,635
Services	43,907	32,578	122,077	91,505

Total revenues	99,200	86,005	298,983	243,140
Cost of revenues:
License fees	532	524	1,598	1,986
Services	15,712	13,097	46,868	38,538

Total cost of revenues	16,244	13,621	48,466	40,524

Gross margin	82,956	72,384	250,517	202,616
Operating expenses:
Sales and marketing	50,419	41,091	146,896	119,787
Research and development	13,447	11,507	40,014	29,801
General and administrative	5,073	5,270	17,899	14,548
Goodwill	1,122	1,051	3,369	3,157

Total operating expenses	70,061	58,919	208,178	167,293

Income from operations	12,895	13,465	42,339	35,323
Interest and other income, net	2,093	3,173	7,886	8,314

Income before provision for income taxes	14,988	16,638	50,225	43,637
Provision for income taxes	(5,696)	(6,487)	(19,438)	(17,287)

Net income	$9,292	$10,151	$30,787	$26,350

Net income per ADS and share-basic	$0.15	$0.17	$0.51	$ 0.44

ADS and shares used in computing net income per ADS & per share-basic	60,823	60,180	60,919	59,541

Net income per ADS and share-diluted	$0.15	$0.15	$0.48	$0.40

ADS and shares and common share equivalents used in
computing net income per ADS & per share-diluted	63,762	65,699	64,510	65,568

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of US dollars)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$30,787	$26,350
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	13,217	11,606
Changes in operating assets and liabilities:
Accounts receivable, net	8,514	(11,017)
Current and other assets	(2,067)	(4,982)
Accounts payable	(6,679)	9,676
Accrued payroll and related expenses	1,626	5,697
Deferred revenue	3,583	9,619
Other current liabilities	(2,037)	11,476

Net cash provided by operating activities	46,944	58,425

Cash flows from investing activities:
Purchases of property and equipment	(22,906)	(12,029)
Business and minority interest acquisitions, net of cash acquired	(1,316)	(18,245)

Net cash used for investing activities	(24,222)	(30,274)

Cash flows from financing activities:
Issuance of shares	8,539	12,636
Purchase of treasury shares	(4,438)	-
Issuance of notes payable	-	5,000
Changes in restricted cash	3,679	(12,496)
Repayment of notes payable	(4,573)	(6,600)

Net cash provided by (used for) financing activities	3,207	(1,460)

Effect of foreign exchange rate changes on cash
and cash equivalents	(4,149)	(19,162)

Net increase in cash and cash equivalents	21,780	7,529
Cash and cash equivalents at the beginning of the period	199,581	176,233

Cash and cash equivalents at the end of the period	$221,361	$183,762

See accompanying notes to Condensed Consolidated Financial Statements.

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
September 30, 2001

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

3.       Accounts Receivable

Accounts receivable are stated net of allowances for sales returns and doubtful accounts of $4,147,000 at September 30, 2001 and $3,987,000 at December 31, 2000.

4.       Revenue Recognition

The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled licenses, maintenance, and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met.

For those contracts that consist solely of license and maintenance, the Company recognizes license revenues based upon the residual method after all elements other than maintenance have been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence that fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions.

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

	The following table sets forth the computation of basic and diluted net income per American Depositary Share (ADS) and per share (in thousands, except per ADS and per share amounts):

		Three Months Ended September 30,		Nine months Ended September 30,
		2001	2000	2001	2000
	Numerator:
	Net Income	$9,292	$10,151	$30,787	$26,350

	Denominator:
	Basic weighted average ADSs and shares outstanding	60,823	60,180	60,919	59,541

	Incremental ordinary shares attributable to shares issuable under employee stock plans and warrants	2,939	5,519	3,591	6,027

	Diluted weighted average ADS and shares outstanding	63,762	65,699	64,510	65,568

	Net income per ADS and per share – basic	$0.15	$0.17	$0.51	$0.44

	Net income per ADS and per share - diluted	$0.15	$0.15	$0.48	$0.40

6.	Comprehensive Income

	Comprehensive income includes foreign currency translation gains and losses that have been previously excluded from net income and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive income (in thousands):

		Three Months Ended September 30,		Nine months Ended September 30,
		2001	2000	2001	2000

	Net income	$9,292	$10,151	$30,787	$26,350

	Change in cumulative translation adjustment	11,363	(11,294)	(3,263)	(19,229)

	Total comprehensive income	$20,655	$(1,143)	$27,524	$7,121

7.	Segmented Information

The Company has one reportable segment – business intelligence software products.

8.	Shareholders’ Equity

Three for Two Stock Split. During February 2001, the Company’s Shareholders and Board of Directors approved a three for two stock split to be effected in the form of a dividend of the Company’s ordinary shares and American depositary shares. The split was effective on March 12, 2001. All share, ADS, per share and per ADS data has been adjusted for the split.

Stock Repurchase Program. During September 2001, the Board of Directors authorized a share repurchase program whereby the Company could repurchase up to 2,000,000 of its ordinary shares or ADSs at a price per share not to exceed 60 Euros per share. In September 2001, the Company repurchased on the Euronext Paris Exchange a total of 243,175 ordinary shares for an aggregate cost of $4.4 million.

9.	Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (FAS 141) and No. 142, “Goodwill and Other Intangible Assets.” (FAS 142). FAS 141 is effective for all business combinations entered into subsequent to July 1, 2001 and eliminates the pooling-of-interests method of accounting for business combinations. It includes new criteria to recognize intangible assets separately from goodwill. Under FAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. FAS 142 is effective with respect to the nonamortization of goodwill and certain intangible assets on January 1, 2002 for amounts currently recorded on the Company’s balance sheet and will apply to any goodwill and certain intangible assets acquired after September 30, 2001. The Company is investigating the impact, if any, on the results of its operations and its financial position from the implementation of FAS 141 and 142.

10.	Subsequent Event

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas by MicroStrategy Inc. The complaint alleges that the Company's software products, Broadcast Agent, Infoview and Broadcast Agent Publisher, infringe MicroStrategy's United States Patent No. 6,279,033 entitled "System and Method for Asynchronous Control of Report Generation Using a Network Interface" and United States Patent No. 6,260,050 entitled "System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices". The complaint seeks relief in the form of an injunction against the Company and unspecified damages. The Company has been recently served and it is currently evaluating the merits of the complaint. However, management's current assessment is that the Company's products do not infringe. If successful, a claim of infringement against the Company and its inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse affect on its business, operating results, and financial condition.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates, and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Form 10-Q. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

Business Objects develops, markets, and supports business intelligence software for client/server environments, intranets, extranets, and the internet. Using business intelligence, organizations can access, analyze, and share corporate data for better decision making. Business intelligence software tools are designed to help companies turn data into useful business information, thereby leading to increased competitive advantage, new business opportunities, improved customer service and corporate agility.

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

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30	Nine Months Ended September 30
	2001	2000	2001	2000

Revenues:
License fees	55.7%	62.1%	59.2%	62.4%
Services	44.3	37.9	40.8	37.6

Total revenues	100.0%	100.0	100.0%	100.0%
Cost of revenues:
License fees	0.5	0.6	0.5	0.8
Services	15.9	15.2	15.7	15.9

Total cost of revenues	16.4	15.8	16.2	16.7

Gross margin	83.6	84.2	83.8	83.3
Operating expenses:
Sales and marketing	50.8	47.8	49.1	49.3
Research and development	13.6	13.4	13.4	12.2
General and administrative	5.1	6.1	6.0	6.0
Goodwill	1.1	1.2	1.1	1.3

Total operating expenses	70.6	68.5	69.6	68.8

Income from operations	13.0	15.7	14.2	14.5
Interest and other income, net	2.1	3.7	2.6	3.4

Income before provision for income taxes	15.1	19.3	16.8	17.9
Provision for income taxes	(5.7)	(7.5)	(6.5)	(7.1)

Net income	9.4%	11.8%	10.3%	10.8%

Gross margin license	99.0%	99.0%	99.1%	98.7%
Gross margin services	64.2%	59.8%	61.6%	57.9%

The following table shows the geographic distribution of our revenues:

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000

Europe	48.3%	53.5%	52.1%	57.7%
North America	43.5	37.9	39.7	34.0
Rest of World	8.2	8.6	8.2	8.3

Total	100.0%	100.0%	100.0%	100.0%

Prior year amounts have been reclassified to conform to current year presentation.

Total Revenues. Total revenues were $99.2 million for the three months ended September 30, 2001, an increase of $13.2 million or 15% over the corresponding prior year period. Total revenues for the nine months ended September 30, 2001 were $299.0 million, an increase of $55.8 million or 23% over the corresponding prior year period.

The Company operates internationally, with a substantial portion of its business conducted in foreign currencies. As such, the Company’s results are affected by year-over-year exchange rate fluctuations in the United States dollar relative to various European currencies and to a lesser extent the Japanese yen and other foreign currencies.

License Fees. License fees were $55.3 million for the three months ended September 30, 2001, an increase of $1.9 million or 3% over the corresponding prior year period. License fees for the nine months ended September 30, 2001 were $176.9 million, an increase of $25.3 million or 17% over the corresponding prior year period. The increase in license fees was due to increased unit sales of our licensed products.

We anticipate that license fees, which represented approximately 56% of our total revenues for the three month period ended September 30, 2001 and 59% for the nine month period ended September 30, 2001, will continue to represent a majority of our revenue for the foreseeable future. It is expected that the percentage of total revenues derived from license fees may decrease in the future as the growth in service revenues exceeds the growth in license revenues.

Services. Revenues from services consist of maintenance, consulting, and training revenues. Revenues from services were $43.9 million for the three months ended September 30, 2001, an increase of $11.3 million or 35% over the corresponding prior year period. For the nine months ended September 30, 2001, revenues from services were $122.1 million, an increase of $30.6 million or 33% over the corresponding prior year period. The increase in revenues from services was primarily due to increases in maintenance revenues related to increases in our installed customer base, the renewal of existing support contracts, and to a lesser extent increases in consulting and training revenues. As market penetration by, and the number of, the Company’s competitors increase, the growth rate of our installed base and, consequently, the growth rate of our services revenues in the future may not be as high as growth rates achieved in the past.

Cost of License Fees. Cost of license fees consists primarily of materials, packaging, freight and third-party royalties. Cost of license fees as a percentage of license fees was 1% for all periods presented.

Cost of Services. Cost of services consists of the cost of providing consulting, maintenance and training services. Cost of services was $15.7 million for the three months ended September 30, 2001, an increase of $2.6 million, or 20% over the corresponding prior year period. Cost of services was $46.9 million for the nine months ended September 30, 2001, an increase of $8.3 million or 22% over the corresponding prior year period. The cost of services as a percentage of service revenue was 36% and 40% for the three months ended September 30, 2001 and 2000 respectively and 38% and 42% for the nine months ended September 30, 2001 and 2000. The decrease as a percentage of related revenues was primarily due to improved productivity in providing maintenance support, as well as improved productivity in providing consulting and training services. The increase in expenses in absolute dollars resulted from increased headcount necessary to support our service activities, and to a lesser extent increased facilities expenses related to new facilities in the U.S. and the U.K. The Company’s U.S. and U.K. facilities were relocated in April, 2001.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions, advertising and promotional activities, and related facilities expenses. Sales and marketing expenses were $50.4 million for the three months ended September 30, 2001, an increase of $9.3 million or 23% over the corresponding prior year period. Sales and marketing expenses were $146.9 million for the nine months ended September 30, 2001, an increase of $27.1 million or 23% over the corresponding prior year period. Sales and marketing expenses, as a percentage of total revenues, were 51% and 48% for the three months ended September 30, 2001 and 2000 respectively. These expenses were 49% of total revenues for the nine months ended September 30, 2001 and 2000. The increase as a percentage of total revenues for the three months ended September 30, 2001 and in absolute dollars for the three and nine months ended September 30, 2001 was attributable to increased facilities expenses related to new facilities in France, the U.S. and the U.K. and the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Research and Development. Research and development expenses consist primarily of salaries and related benefits, third party consultant fees, related facilities expenses and the amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Olap@Work, Inc. in April 2000 and Next Action Technology, Ltd. in October 1999. Research and development expenses were $13.4 million for the three months ended September 30, 2001, an increase of $1.9 million, or 17% over the corresponding prior year period. Research and development expenses were $40.0 million for the nine months ended September 30, 2001, an increase of $10.2 million or 34% over the corresponding prior year period. Research and development expenses as a percentage of total revenues were 14% and 13% for the three months ended September 30, 2001 and 2000 respectively, and were 13% and 12% for the nine months ended September 30, 2001 and 2000, respectively. The increase in research and development expenses both as a percentage of total revenues and in absolute dollars was primarily due to increased staffing and associated support for software engineers as part of our ongoing operations and expansion into the analytical applications market. As of September 30, 2001 all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

General and Administrative. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses were $5.1 million for the three months ended September 30, 2001, a decrease of $0.2 million from the same period in the prior year. General and administrative expenses were $17.9 million for the nine months ended September 30, 2001, an increase of $3.4 million or 23% over the corresponding prior year period. General and administrative expenses as a percentage of total revenues were 5% and 6% for the three months ended September 30, 2001 and 2000 respectively and 6% of total revenues for the nine months ended September 30, 2001 and 2000. The decrease in absolute dollars and as a percentage of revenues for the three month period ended September 30, 2001 was due to a reduction in the allowance for doubtful accounts due to improvements in the accounts receivable aging partially offset by higher facilities and employees costs. The increase in absolute dollars for the nine months ended September 30, 2001 was due to increased staffing to support our growth and increased facilities expenses related to new facilities in France and the U.S. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Amortization of Goodwill. Goodwill amortization expense was $1.1 million for the three months ended September 30, 2001 and 2000, and goodwill amortization was $3.4 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively. Goodwill amortization expense was approximately 1% of total revenues for all periods presented. In general, goodwill is currently being amortized over a five-year period. The Company is investigating the impact, if any, on the results of its operations and its financial position from the implementation of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. Under FAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life.

Interest and Other Income, Net

Interest and other income, net included the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net interest income	$2,217	$1,794	$6,560	$4,804
Other income (expense)	(124)	1,379	1,326	3,510

Total interest and other income, net	$2,093	$3,173	$7,886	$8,314

Net interest income increased by $0.4 million or 24% and $1.8 million or 37% for the three and nine month periods ended September 30, 2001 as compared to the corresponding prior year periods. The increase was due to an increase in invested cash partially offset by a decrease in the average effective interest rate. Cash and cash equivalents totaled $221.4 million at September 30, 2001.

Other income was comprised of net foreign exchange gains and losses and payments, net of attorney fees, received from Brio Technology, Inc. (Brio) in settlement of patent litigation. Due to inherent uncertainties with respect to Brio making the remaining quarterly payments under the settlement, the Company is recognizing the settlement under the cost-recovery method. The settlement was for $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. The Company received and recognized $0.5 million and $1.0 million from

Brio under the settlement during the three months ended September 30, 2001 and 2000, respectively. The Company received and recognized $2.0 million from Brio under the settlement during the nine months ended September 30, 2001 compared to $3.0 million received during the nine months ended September 30, 2000. As of September 30, 2001, the total still due from Brio under the terms of the settlement was $2.0 million.

Income Taxes

The Company’s effective tax rate was 38% and 39% respectively for the three and nine month periods ended September 30, 2001 compared to 39% and 40% respectively for the same periods in 2000. The 2001 decrease in the effective rate is primarily due to the reduction in the French statutory rate. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

Cash and cash equivalents totaled $221.4 million as of September 30, 2001, an increase of $21.8 million from December 31, 2000. Net cash provided by operating activities for the nine months ended September 30, 2001 was $46.9 million as compared to $58.4 million for the same period in 2000. The decrease as compared to the prior period was primarily due to a decrease in accounts payable and other current liabilities partially offset by a decrease in accounts receivable, higher net income and non-cash charges for goodwill.

Cash used by investing activities totaled $24.2 million and $30.3 million for the first nine months of 2001 and 2000, respectively. Investing activities for the nine months ended September 30, 2001 included $22.9 million in property and equipment purchases primarily related to leasehold improvements and property and equipment additions associated with the relocation of facilities in the U.S. and the U.K., as well as a minority interest purchase of $1.3 million of equity in a private company. Investing activities during the nine months ended September 30, 2000 included $18.2 million in business acquisitions and $12.0 million in property and equipment purchases.

Cash provided by financing activities totaled $3.2 million for the first nine months of 2001. Cash used by financing activities totaled $1.5 million for the first nine months of 2000. Financing activities for the nine months ended September 30, 2001 generated cash of $8.5 million from the issuance of shares under employee stock option and purchase plans and $3.7 million in the release of restricted cash, offset partially by a $4.4 million repurchase of ordinary shares pursuant to the Company’s stock repurchase plan which will be held as treasury shares, and a $4.6 million reduction in notes payable. Financing activities for the nine months ended September 30, 2000 used cash for the transfer of $12.5 million into restricted cash accounts and the repayment of $6.6 million in notes payable. These uses of cash were partially offset from cash flows provided by the issuance of shares totaling $12.6 million under employee stock option and purchase plans and $5.0 million from the issuance of notes payable.

The impact of the weakening of the Euro and the British Pound versus the U.S. Dollar caused a reduction of cash and cash equivalents when translated into U.S. Dollars of $4.1 million and $19.1 million for the nine months ended September 30, 2001 and 2000, respectively.

Management believes that cash from operations together with existing cash and cash equivalents will be sufficient to meet the company’s cash requirements through at least the next 12 months.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (FAS 141) and No. 142, “Goodwill and Other Intangible Assets.” (FAS 142). FAS 141 is effective for all business combinations entered into subsequent to July 1, 2001 and eliminates the pooling-of-interests method of accounting for business combinations. It includes new criteria to recognize intangible assets separately from goodwill. Under FAS 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. FAS 142 is effective with respect to the nonamortization of goodwill and certain intangible assets on January 1, 2002 for amounts currently recorded on the Company’s balance sheet and will apply to any goodwill and certain intangible assets acquired after September 30, 2001. The Company is investigating the impact, if any, on the results of its operations and its financial position from the implementation of FAS 141 and 142.

Stock Option Exchange Program

On May 16, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to France based employees (the “French program”) and the other to international employees including employees in the United States (the “International program”). Pursuant to the terms and conditions of each program, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options granted on or after January 1, 2000 under the Business Objects S.A. 1999 Stock Option Plan, as amended, in exchange for an equal number of new options to be granted on or after December 18, 2001. If an employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six month period prior to the cancellation of any options. The offer expired June 14, 2001. A total of 140 eligible employees elected to participate in the French program and these employees tendered a total of 328,537 options. A total of 301 eligible employees elected to participate in the International program and these employees tendered a total of 1,083,554 options. As a result of the two separate offers, an aggregate of 441 eligible employees tendered an aggregate of 1,412,091 options in return for the promise to grant new options on or after December 18, 2001.

The exercise price of the new options may not be less than the higher of (i)100% of the closing price of our ordinary shares as reported on the Premier Marché of Euro next Paris S.A. (the “Premier Marché”) on the last trading day before the date of grant, or (ii) 80% of the average of the closing prices of our ordinary shares on the Premier Marché over the twenty trading days preceding the grant date. In addition, for eligible employees who are Italy-based employees, the exercise price per share may not be less than 100% of the average of the closing prices of our ordinary shares on the Premier Marché over the thirty trading days preceding the grant date.

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

The programs were not available to (i) members of our extended executive committee, (ii) employees with general management and/or management responsibility for multiple countries, (iii) employees with general sales management responsibility for named “strategically important” countries, (iv) employees responsible for sales representing 10% or more of our consolidated budget revenues for fiscal 2001, (v) former employees and (vi) any of our employees who are resident in Belgium or Switzerland. In addition, new options will not be granted to individuals who are not employees of Business Objects S.A. or one of our affiliates as of the grant date of the new options.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States (U.S.) and Europe are two of the largest geographic markets for our products and services. A softening of demand for business intelligence software caused by a weakening of the economy in these geographic markets may result in decreased revenues and has resulted and may continue to result in lower revenue growth rates and operating margins. In addition, recent terrorist attacks upon the U.S. have added to or exacerbated economic, political and other uncertainties, which may increase the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in lowered revenues and operating margins.

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

  Our revenues are also sensitive to the timing of our competitors’ offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.

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

BusinessObjects and its platform for internet–based installations, WebIntelligence, are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements, until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

  potential customers may delay or forego purchases;

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

In addition, although our name, together with our logo, is registered as a trademark in France, the United States, and a number of other countries, we may have difficulty asserting our ownership rights in the name “Business Objects” as some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police unauthorized use of our name or otherwise prevent the name of our software products from becoming a part of the public domain.

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we settled a patent infringement claim in our favor against Brio Technology, Inc. in 1999, and are currently involved with patent infringement claims against Cognos, Inc. and MicroStrategy Inc. (see Item 1. Legal Proceedings). Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

We do not believe that our products infringe the proprietary rights of any third parties. However, on October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas by MicroStrategy Inc. The complaint alleges that the our software products, Broadcast Agent, Infoview and Broadcast Agent Publisher, infringe MicroStrategy's United States Patent No. 6,279,033 entitled "System and Method for Asynchronous Control of Report Generation Using a Network Interface" and United States Patent No. 6,260,050 entitled "System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices". The complaint seeks relief in the form of an injunction against us and unspecified damages. We have been recently served and we are currently evaluating the merits of the complaint. However, management's current assessment is that our products do not infringe. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. Also in July 1999, Brio Technology Inc. filed an action alleging that we infringed upon one of its patents by selling our reporting functionality. Brio Technology dismissed this lawsuit as part of a settlement announced in September 1999. We believe that software products offered in our target markets increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap.

The potential effects on our business operations resulting from any third party infringement claim may include the following:

  we could be forced to cease selling our products;

  we would be forced to commit management resources to resolve the claim;

  we may incur substantial litigation costs in defense of the claim;

  we may be required to indemnify our customers;

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

In order to provide a complete product suite, we occasionally license software from third parties, and sub–license this software to our customers. In addition, we license software programs from third parties and incorporate these programs into our own software products. By utilizing third party software in our business, we incur risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology which may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We may not be able to obtain and maintain licensing rights to needed technology on commercially reasonable terms, which would harm our business and operating results.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira, and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of September 30, 2001, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Risks related to our industry

Our markets are highly competitive and competition could harm our ability to sell products and services and reduce our market share.

Competition could seriously harm our ability to sell software and services at prices and terms favorable to us. If we cannot compete effectively, we may lose market share. Some of our competitors have been in business longer than us and have significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors enjoy greater name recognition and a larger installed customer base than we do. Moreover, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well–established relationships with some of our existing and targeted customers.

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

The market for business intelligence software tools is characterized by:

  rapid technological advances;

  changes in customer requirements; and

  frequent new product introductions and enhancements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward–looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section.

As of September 30, 2001, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. We do not have any investments in equity or debt securities traded in the public markets. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in French francs, British pounds sterling, Japanese yen and Italian lira and we expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency–denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of September 30, 2001, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

MicroStrategy Incorporated (MicroStrategy): On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on the Company’s United States Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. The Company’s complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages.

Cognos, Inc. and Cognos Corporation (Cognos): On May 5, 2000, the Company filed a lawsuit in the United States District Court for the Northern District of California against Cognos for alleged patent infringement. The lawsuit alleges that Cognos infringes on the Company’s United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as Impromptu. The Company’s complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages. On September 7, 2001, the United Stated District Court denied Cognos’ motion for a partial summary judgment where Cognos was seeking to invalidate the Company’s United States Patent No. 5,555,403. The Court determined that the case should proceed to trial and set a date of May 20, 2002.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas by MicroStrategy Inc. The complaint alleges that the Company's software products, Broadcast Agent, Infoview and Broadcast Agent Publisher, infringe MicroStrategy's United States Patent No. 6,279,033 entitled "System and Method for Asynchronous Control of Report Generation Using a Network Interface" and United States Patent No. 6,260,050 entitled "System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices". The complaint seeks relief in the form of an injunction against the Company and unspecified damages. The Company has been recently served and it is currently evaluating the merits of the complaint. However, management's current assessment is that the Company's products do not infringe. If successful, a claim of infringement against the Company and its inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on its business, operating results, and financial condition.

Item 6. Exhibits and Reports on Form 8-K

a) (3) (ii) UK Facility Lease
b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.

Date: November 13, 2001	By:	/s/ Bernard Liautaud
Bernard Liautaud Chairman of the Board and Chief Executive Officer

Date: November 13, 2001	By:	/s/ Clifton T. Weatherford
Clifton T. Weatherford Chief Financial Officer and Executive Vice President, Finance and Administration