Form 10-K
period 2001-12-31
BUSINESS OBJECTS SA
filed 2002-03-29
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 0-24720

BUSINESS OBJECTS S.A.
(Exact name of registrant as specified in its charter)

The Republic of France	None
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157-159 Rue Anatole France, 92309 Levallois-Perret, France
(Address of principal executive offices)

(408) 953-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:

American depositary shares, each representing one Ordinary Share	Nasdaq—National Market

Ordinary Shares	Nasdaq—National Market*

Ordinary Shares	Premier Marché—Euronext Paris, France

*
Ordinary Shares are not traded in the United States, rather, they are deposited with The Bank of New York, as Depositary, and one American depositary share is issuable for every one Ordinary Share deposited with the Depositary.

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of our common equity held by non-affiliates, based upon the closing sale price of our American depositary shares on February 28, 2002 as reported on the Nasdaq—National Market, was approximately $2,336,644,000. Ordinary Shares and American depositary shares held by each of our officers and directors and by each person owning 5% or more of our outstanding Ordinary Shares are excluded because such persons may be deemed to be affiliates of Business Objects. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, the number of outstanding shares of each class of our common equity was 62,479,000 Ordinary Shares of Euro 0.10 nominal value, including 21,911,000 American depositary shares (as evidenced by American depositary receipts), each corresponding to one Ordinary Share, and 817,675 treasury shares.

Documents Incorporated by Reference

We have incorporated by reference into Part III of this Form 10-K portions of our Proxy Statement for our Annual Meeting of Shareholders. References in this Form 10-K to the “Company,” “Business Objects,” “we,” “our,” and “us” refer to Business Objects S.A. and our consolidated subsidiaries.

Trademarks

BUSINESSOBJECTS, the Business Objects logo, BUSINESSQUERY, BUSINESSMINER, SET ANALYZER, BUSINESSOBJECTS BROADCAST AGENT, BUSINESSOBJECTS PERSONAL TRAINER, RAPID DEPLOYMENT TEMPLATES, Set Analyzer, Semantically Dynamic, Smart Space, Universe Repository, Microcube, First in e-Business Intelligence, and WEBINTELLIGENCE are trademarks or registered trademarks of Business Objects S.A. in the U.S. and /or other countries. All other trademarks or trade names referenced in this Form 10-K may be the property of their respective owners.

Reporting Currency

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

American Depositary Shares

We have sponsored a program that provides for the trading of our Ordinary Shares in the United States in the form of American depositary shares (“ADSs”). Each ADS represents one Ordinary Share placed on deposit with The Bank of New York as depositary (the “Depositary”), and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York 10286. Under the terms of the Deposit Agreement (the “Deposit Agreement”) dated September 22, 1994, as amended and restated on May 8, 1996 and December 30, 1998, Ordinary Shares may be deposited with the Paris office of BNP Paribas, as custodian (the “Custodian”), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. The form of the Deposit Agreement as amended and restated on December 30, 1998 is incorporated by reference as an exhibit to this Form 10-K.

This discussion contains forward-looking statements based on our current expectations, assumptions, estimates, and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.     Description of Business

Our Company

Business Objects develops, markets, and supports business intelligence software for client/server environments, intranets, extranets, and the internet. Business intelligence lets organizations access, analyze, and share information internally with employees and externally with customers, suppliers, and partners. Business intelligence helps organizations improve operational efficiency, build customer relationships, and develop differentiated product offerings.

The three main markets for business intelligence are enterprise, extranet, and analytic applications. For the enterprise, Business Objects products provide employees with information to make better business decisions. Deployments can range from workgroups of 10 users to enterprise deployments exceeding 50,000 users. For the extranet, our products allow organizations to build stronger relationships by linking customers, partners, and suppliers via the internet. And for analytic applications, our products offer packaged best practice analytics, alerts driven by business rules, and workflow for specific business users, such as sales managers or supply chain managers.

Our products enable non-technical end users to access and interact with proprietary information available to enterprises from a wide range of sources, including database systems, such as those developed by Oracle Corporation, IBM Corporation, Sybase, Informix, and Microsoft Corporation, and business applications, such as those developed by SAP AG, Siebel Systems, Inc., PeopleSoft, Inc., Oracle Corporation and i2 Technologies Inc., and data warehouses. Users can view and interact with key performance indicators in a dashboard, create new queries or reports, access catalogs of reports, and do simple or complex analysis of the data. Instead of struggling with complex and technical database terminology, users interact with data using business representations of information, or “business objects,” with which they are familiar. The reports they create or access can be shared with other users through sophisticated distribution and security systems. Our software also enables our customers to share their information with their own customers, suppliers and other business partners through the internet and extranets.

From our inception in 1990 through December 31, 2001, we have sold to more than 15,000 customers around the world.

Industry Background

History

In the past, organizations around the world have invested in an array of business software applications in order to better run their operations and better manage their businesses. These applications are commonly referred to as online transaction processing systems, because their primary requirement was the ability to process and record the large number of transactions handled by an organization in the course of its operations.

During the 1980s, these applications were typically built in-house using application development tools and relational database management systems. The early 1990s brought a revolution in packaged enterprise business applications as customers began to purchase their software solutions from third parties rather than develop such software internally. As a result, organizations invested heavily in enterprise resource planning systems, customer relationship management applications, supply chain systems and other packaged business applications from vendors such as SAP AG, PeopleSoft, Inc., Oracle Corporation, Baan, Siebel Systems, Inc. and i2.

While the ultimate goal of deploying these business applications was to both automate the execution of business processes and make information more readily available to business users, the software industry historically succeeded in delivering the former goal and failed in the latter. While the increased use of packaged business applications have resulted in organizations possessing unprecedented amounts of data about their customers, products, revenues, and operations, that data largely remained inaccessible to the business users who needed it. Realizing that the strategic business value of information technology lies not in process automation itself, but in exploiting the information captured by process automation, these enterprises began looking for ways in which to access and utilize that information.

The Emergence of Business Intelligence

As a result, the 1990s brought a strong focus on the delivery of business intelligence software designed to work in conjunction with an enterprise’s operational packaged business applications, but built with the specific goal of providing information access to users throughout an organization. Business intelligence software was typically built in conjunction with data warehouses and data marts, which are dedicated databases, set up and designed to provide end users with access to business information.

Business intelligence software was developed to allow non-technical users to generate queries, structure reports, conduct analysis, and share the answers to common business questions such as the following:

Sales.    What were sales by region for the past four quarters? Which regions are exceeding their plan?

Finance.    Which departments are more than 10% over budget? What is departmental spending quarter to date?

Human resources.    What are the open requisitions by department? What is the employee turnover by department? Which has the highest turnover?

Marketing.    What is the repeat purchase rate for customers who have purchased in the last five years? What were the top three sales lead generating programs during the year?

The Impact of the Internet

The emergence and growth of the internet brought many changes to the business intelligence software market, including the following:

Larger enterprise deployments.    Internet technologies made it possible to create business intelligence software that eliminates the need to install and maintain personal computer application database connectivity software on a user’s desktop personal computer. As a result, organizations can now deploy business intelligence software in an environment that requires minimal administration by information technology departments at a greatly reduced cost. Accordingly, it has become cost effective for organizations to deploy business intelligence software more widely within an organization to the increasing number of individuals empowered to make business decisions.

More data collected from new sources.    Organizations are now collecting and storing an increasing amount of data through the internet, including customer profiles, clickstream data (data regarding users’ navigation around the internet), customer purchasing patterns, and other e-commerce information. Organizations need to analyze this data in order to perform:

•	Fine-grained customer segmentation, or dividing their customer base into segments and delivering tailored market messages to these segments.

•
One-to-one marketing, which is advanced fine-grained market segmentation where each customer is given personalized marketing messages based on a detailed profile of his or her preferences and past behaviors.

•	Customer loyalty, profitability, retention, and lifetime value analysis.

Extranets.    The internet also enables organizations to differentiate their products and services from competitive offerings by supplementing the products and services with online, value-added, internet-based information services. Organizations are realizing that value-added information can also improve customer service and drive both revenue and profit growth. Examples of ways in which these business-to-business extranet applications are used include:

•	A telecommunications company providing online billing information to its customers as a way to differentiate its commodity local voice telephone service.

•	An insurance firm providing its commercial clients with real-time claims information so its clients can spot accident patterns quickly, and take steps to prevent future accidents before they happen.

•
A medical products distributor positioning itself as an information middleman between the hospitals it serves and the suppliers it represents, allowing the hospitals to better analyze their purchasing patterns and supplier fill rates, and suppliers to analyze purchasing patterns across hospitals.

In summary, the internet has a positive impact on the business intelligence software market because it increases the business potential in three principal ways, among others:

•	It lowers the cost of deployment and therefore increases the number of users within an organization;

•	It enables companies to get more data about their customers, which in turn results in a more significant need for business intelligence; and

•
It enables extranet applications, which significantly increase the number of users of business intelligence software, from just users within an organization to users outside the organization, including customers, suppliers, and partners.

However, in order to take advantage of this increased business opportunity, business intelligence software has had to meet new requirements, including:

•	An internet-based architecture with robust engines resident on the servers and Java-based query applets, small software applications capable of executing queries, on the desktops;

•	Scalability to the increasing numbers of users required by larger internal deployments and extranet usage as well as a larger volume of data;

•	Robust security features; and

•	An easy migration path between client/server-based applications and internet-based applications.

Business Objects Solutions

We provide our customers with easy-to-use, secure, scalable, and extensible business intelligence solutions designed to optimize decision making and meet the demanding requirements of today’s competitive world. Our products provide a simple interface from which users can track what is happening in their business and use that information to make better business decisions. They also act as an information access front end for end users on top of corporate databases, business applications, and data warehouses. The key advantages of our solutions include:

•  Ease of use and learning.    Our software is designed to ensure maximum ease of use and learning. It allows users to develop queries consisting of commonly used business terms and phrases. For example, users can combine objects or terms such as “sales revenue,” “products”, or “customers” to develop their queries. Further, users do not need to understand the technical details of database structures, such as the location of the data, or the relationship between different database tables. Our software also delivers key business indicators, driven by advanced analytic techniques, in easy-to-use dashboards. In addition, we provide sophisticated online documentation and an intranet-based training tool for cost-effective training.

•  Access to all enterprise data sources.    Our software can access over 100 different relational and non-relational data sources. Due to our powerful query generation technology, our software tools can access data stored not only in relational data warehouses and data marts built for analytical purposes, but also any major existing relational database.

We also offer specific interfaces for popular packaged business applications such as those provided by SAP AG, Oracle Corporation, Siebel Systems, Inc., PeopleSoft, Inc., and Baan.

•  Shared infrastructure for client/server and internet environments.    Because we built our internet products on the architecture of our client/server software, BUSINESSOBJECTS™, our software shares a common infrastructure. This enables our customers to easily expand their existing client/server installations to include internet-based users and to migrate their systems from client/server-based systems to internet applications. Our internet software tools have been developed based on an HTML/Java architecture that works in extranet environments. Extranets are shared networks that use the internet to link businesses with their suppliers, customers, and partners. Our internet software offers a business intelligence solution that allows our customers to share selected information with their suppliers, customers, and partners with the protection of security protocols that have been designed to provide effective security across internet firewalls.

•  Information technology control and security.    Our software is designed to provide non-technical business users with the ability to access, analyze, and share information stored in their company databases, while at the same time allowing information technology departments to control and manage that access throughout the enterprise. Business representations of such information are contained in a central repository where the information technology staff can maintain control over data access and security throughout the enterprise, as well as for remote users accessing the database via the internet.

•  Scalability.    Because of our powerful administration and security tools, as well as a centralized business intelligence repository, our software is capable of scaling from deployments as small as 10 users to deployments exceeding 50,000 users.

Business Strategy

Our objective is to be the leading supplier of business intelligence software solutions worldwide. Our business strategy to achieve our objective is focused on four key areas:

Maintain enterprise-wide focus.    We believe that enterprise-wide deployments will continue to represent a significant business opportunity for us. To capitalize on this opportunity, we intend to ensure that our software can be used throughout the enterprise by the maximum number of users.

Continue to develop and deploy products and services for extranets.    We believe that the internet represents a tremendous opportunity for business intelligence technology. We developed WEBINTELLIGENCE® and BUSINESS OBJECTS INFOVIEW to extend the business intelligence capabilities of BUSINESSOBJECTS from its original client/server environment into intranet and extranet environments. We intend to continue developing and optimizing our products for use on the internet, including integrating new technologies such as web services to offer second-generation extranets.

Expand the analytic applications strategy.    We believe that corporations today are focusing more and more on the relationships with their customers and suppliers, and that business intelligence has an important role to play in both the customer relationship management and supply chain management markets. During 2001, we released BUSINESS OBJECTS APPLICATION FOUNDATION, a platform for building integrated applications for the enterprise, and five integrated analytic application modules that provide business managers with a complete view of their organization’s customers, products, supply chain, and operations.

Expand our strategic relationships.    We believe that our relationships with key enterprise software vendors, systems integrators, and value-added resellers are important to our success. We currently have marketing relationships with several large relational database management, enterprise resource planning (ERP), customer relationship management (CRM), supply chain management, wireless, portal, and e-business vendors to promote our solution in their respective markets, which we believe will improve our competitive position. In the ERP market, we have continued to work very closely with SAP AG and PeopleSoft, Inc., and have received certifications on their most recent offerings. In the supply chain management space, we significantly expanded our relationship in 2001 with i2 Technologies Inc. and our software is now embedded in their products. We have a strategic relationship with IBM, who is currently the largest reseller of Business Objects products worldwide. We created formal partnership programs to work with many of the leading enterprise information portal vendors and wireless device, service, and platform companies. We also have reseller agreements with indirect sales channel partners to expand our market coverage, as well as to provide a source of revenue at attractive margins. Finally, we have relationships with system integrators who not only market our products with larger systems solutions, but have also generated revenues for us by recommending our products to their customer base. We intend to continue to pursue and develop these relationships to expand our market opportunity.

Marketing Focus

We design our software for medium to large business organizations and governmental institutions, and focus our marketing efforts on the following:

•  Users of Data Warehousing/Data Marts.    Data warehousing has emerged as a popular architecture for business intelligence functions. To implement data warehousing, an organization installs one or more servers to supplement existing mainframes or other systems on which mission-critical transactional applications run. The organization then regularly downloads data from its transactional applications to the data warehouses that are used as information servers for end users. Data marts are smaller scale data warehouses that are focused on a particular business unit or specific function. Both data warehousing and data marts enable end users to access data without incurring the risk of corrupting production databases or slowing down mission-critical transactional applications. In addition, transactional applications may only contain six to twelve months of data, in contrast to data warehouses and data marts which, over time, may contain years of information. Because business intelligence is the main objective of data warehousing, we consider our software to be a key component of the data warehousing architecture, as it provides the end user with the business intelligence tools to access warehoused data.

•  Users of Enterprise Resource Planning and Customer Relationship Management Software.    Organizations implementing complex packaged business applications from ERP vendors such as SAP AG, Oracle Corporation, PeopleSoft, Inc., and Baan and CRM vendors such as Siebel Systems, Inc., Remedy, and Clarify frequently require comprehensive end user data access and reporting functionality. Our software provides significant value to these organizations by virtue of its ability to handle the complexities of the underlying databases that support these applications. In addition, our RAPID DEPLOYMENT TEMPLATES (RDTs) can be used with certain of these packaged business applications. RDTs provide a set of predefined objects to organizations using such applications to facilitate the implementation of our business intelligence solutions.

•  Users of Custom Developed Business Applications Software.    Many organizations have a number of end users using information systems or applications developed by third parties in a relational database environment and have accumulated a large volume of data in their databases. We believe that the exposure of end users to the benefits of the relational database environment has stimulated demand for more efficient and effective access to the data. By allowing end users to independently access data, generate reports, and perform analyses, our software enables these organizations to take better advantage of their substantial investments in relational database technology.

•  Organizations Sharing Data and Doing Business Over the Internet.    Many organizations are providing their customers, partners, and suppliers with access to information over the internet. Our software products enable these organizations to provide controlled access to information to end users outside the organization through internet connectivity.

Products

Business Objects offers a complete suite of business intelligence software, which includes query, reporting, online analytical processing, information broadcasting, set-based analysis, time series analysis, and business alerts for end users. It also includes administration tools that enable information technology professionals to set up and deploy our products across the enterprise. To provide greater flexibility to our customers, our software can be deployed in web, Windows™, or mobile environments. The Business Objects product line is divided into two families of products, BUSINESSOBJECTS™ 2000 and BUSINESSOBJECTS ANALYTICS.

BUSINESSOBJECTS 2000

BUSINESSOBJECTS 2000 is a strategic business intelligence (BI) platform and integrated BI toolset that enables users to access, analyze, and share information within and beyond the enterprise. It has been carefully designed to be easy to use, and has been architected to be secure, scalable and extensible. BUSINESSOBJECTS 2000 consists of query, reporting and analysis; portal and broadcasting; and administration products.

Query, Reporting, and Analysis.    BUSINESSOBJECTS 2000 provides query, reporting, and analysis tools to meet the needs of all users with both Windows and web-based interfaces.

•
BUSINESSOBJECTS.    BUSINESSOBJECTS provides integrated query, reporting, and analysis for the enterprise. It is a web-enabled full-client tool that allows users to easily access, analyze, and share the wealth of information stored in multiple data sources within and beyond the enterprise.

•
WEBINTELLIGENCE.    WEBINTELLIGENCE provides query, reporting, and analysis solution for the web. It is a thin-client solution that enables users to access, analyze, and share corporate data using a simple browser as their interface, while maintaining tight security over data access.

•
BUSINESSQUERY® FOR EXCEL.    BUSINESSQUERY opens up the power and ease of use of BUSINESSOBJECTS data access to users of Microsoft Excel. It offers users a simple tool to retrieve data from corporate databases, then combine and analyze it in their favorite spreadsheet.

•
BUSINESSOBJECTS PERSONAL TRAINER™.    PERSONAL TRAINER is an intranet-based training product for BUSINESSOBJECTS INFOVIEW, BUSINESSOBJECTS, and WEBINTELLIGENCE users. PERSONAL TRAINER delivers fast, cost-effective training to users throughout the organization, while also monitoring their progress.

Portal and Broadcasting.    BUSINESSOBJECTS 2000 meets information delivery requirements through the combination of a BI portal and powerful broadcast capabilities.

•
BUSINESSOBJECTS INFOVIEW.    INFOVIEW is a business intelligence portal that collects and consolidates a company’s BI information and presents it in a secure, focused, and personalized view to users inside and outside an organization. INFOVIEW lets users personalize how they view, manage, and distribute BI content. It is both a standalone BI portal and a BI content provider for enterprise information portals.

•
BUSINESSOBJECTS INFOVIEW MOBILE™.    INFOVIEW MOBILE extends the BI portal functionality of INFOVIEW, presenting BI information in a secured, focused, and personalized way to mobile users inside and outside an organization via support for wireless devices such as mobile phones and personal digital assistants, including Palm, PocketPC, and RIM Blackberry.

•
BUSINESSOBJECTS BROADCAST AGENT™.    BROADCAST AGENT delivers timely and personalized information via multiple devices to hundreds of thousands of users, through intelligent and cost effective delivery mechanisms. It provides a scalable solution to drive the quick delivery of business driven alerts and mission critical information that decision makers need, however, whenever, and wherever they need it.

Administration.    BUSINESSOBJECTS 2000 provides a full set of administrative tools to set up and manage an enterprise BI deployment.

•
BUSINESSOBJECTS DESIGNER.    DESIGNER is a graphical design tool used to create the rich semantic layer or metadata that makes Business Objects tools intuitive for non-technical users. DESIGNER can also work with existing metadata in an enterprise.

•
BUSINESSOBJECTS SUPERVISOR.    SUPERVISOR provides powerful security and user management in a single graphical panel. With SUPERVISOR, users can be easily arranged into groups and departments, with security enforced at each level.

•
BUSINESSOBJECTS AUDITOR.    AUDITOR is the Business Objects audit product. It helps administrators gain insight into their Business Objects deployment via a web-based tool. AUDITOR offers extensive information on the Business Objects system and its use, as well as advanced analysis capabilities that will help administrators monitor, analyze, and optimize their BI solution.

•
BUSINESSOBJECTS DEVELOPER SUITE.    DEVELOPER SUITE is a development toolkit that allows customers and partners to customize, integrate, and extend the Business Objects BI platform. DEVELOPER SUITE provides a complete toolkit to customize INFOVIEW, WEBINTELLIGENCE, and BUSINESSOBJECTS or to embed them within another application, including object models, documentation, and samples.

•
RAPID DEPLOYMENT TEMPLATES (RDTS).    RDTS are development starter kits to provide direct access from BUSINESSOBJECTS to major packaged applications from vendors such as SAP AG, Oracle Corporation, Baan, and PeopleSoft, Inc.

BUSINESSOBJECTS ANALYTICS

BUSINESSOBJECTS ANALYTICS is a suite of integrated enterprise analytic applications built on BUSINESSOBJECTS 2000 to provide packaged best practice analytics and a platform for the development of custom analytic applications.

•
BUSINESSOBJECTS APPLICATION FOUNDATION.    APPLICATION FOUNDATION is a complete environment for the rapid development and deployment of powerful analytic applications and management dashboards. It offers an easy-to-use wizard-driven builder and a catalog of predefined analytic templates. Set-based analysis, time-series analysis, and business rules enable applications that are designed to monitor, interpret, and act on changing business data.

•
BUSINESSOBJECTS CUSTOMER INTELLIGENCE.    CUSTOMER INTELLIGENCE is designed to allow sales and marketing managers improve the performance of their business by providing analytics that help optimize sales force productivity, customer profitability, and marketing efficiency.

•
BUSINESSOBJECTS PRODUCT & SERVICE INTELLIGENCE.    PRODUCT & SERVICE INTELLIGENCE is designed to allow managers of products, services, and contact centers improve performance by facilitating analysis of key business topics, thus enabling optimum efficiency and enhanced customer service.

•
BUSINESSOBJECTS SUPPLY CHAIN INTELLIGENCE.    SUPPLY CHAIN INTELLIGENCE provides analytics to help in the process of balancing supply and demand within an enterprise by ensuring that products are available at the correct time, in the correct quantity, and at the correct location in the most cost effective and efficient manner.

•	BUSINESSOBJECTS OPERATIONS INTELLIGENCE. OPERATIONS INTELLIGENCE provides analytics to help finance and human resources users understand cash cycles and analyze employee behavior.

Services

We provide the following services in connection with our product offerings:

Post-Sales Customer Support and Software Maintenance.    Our five regional customer support centers (Americas—San Jose and Atlanta, USA; Europe—Maidenhead, United Kingdom; and Asia/Pacific—Tokyo, Japan and Sydney, Australia) are staffed by highly-trained support engineers who answer customer inquiries by telephone. All customer support centers use a common global case tracking, knowledge base, and problem reporting system designed to enable engineers to share their knowledge and experience, improve the quality of our responses to customers and reduce our response time for customer inquiries. Technical support is also provided by our value-added resellers, systems integrators, consulting partners and distributors, whom we support with our regional support centers.

We deliver tiered customer support services to better meet customers’ needs. Customers can purchase premium level services which provide assigned customer advocates and extended service hours. In addition, we offer an online customer support internet site, designed to help customers become more self-sufficient. The website is available 24 hours a day, 7 days a week to customers on our maintenance plan. The website allows customers to use a high-powered search engine to query the multiple technical repositories we have available to find a solution to their inquiries, or the customer may log a case directly from our internet site to their local support center. Our online customer support internet site provides our customers with access to up-to-date technical information, the ability to download service packs and patches for our software, tips on using our software, product documentation, technical papers and our support newsletter. This internet site provides customers with access to up-to-date technical information and helps customers independently resolve inquiries.

Software maintenance releases and post-sales technical support are provided to customers for an annual maintenance fee, which is charged in addition to the initial product license fee.

Customer Education and Training.    We offer a comprehensive education and training program to our customers, and to third-party consultants who support our products. Courses range from entry-level sessions for users to more advanced courses for information technology professionals. Every student is provided a complete hands-on experience to help reinforce learning with practical exercises.

We offer training classes through in-house facilities at our offices in the United States, the United Kingdom, France, and other locations in Europe. These facilities are complemented by a network of independent certified training centers in our principal markets throughout the world. In addition, we also provide onsite training services upon customer request. Training service fees are charged to a customer on a per participant per day basis. BUSINESSOBJECTS PERSONAL TRAINER is also available for customers who prefer intranet-based training.

Consulting Services.    We provide consulting services to our customers through our own staff and through third party certified consulting partners. Our consultants have wide-ranging industry, operational, and technical knowledge of numerous database systems, and all have in-depth knowledge of our product line which allows us to assist our customers in all stages of their development life cycle. Our consulting services are generally charged to a customer on a per consultant per day basis.

Sales and Marketing

We market and sell our products and services directly through our direct sales organizations and indirectly through sales channels, such as value-added resellers, system integrators, consulting partners, and distributors. Our sales and marketing organization is comprised of sales teams, each consisting of employees engaged in field sales, field technical support, and telemarketing activities. Each sales and marketing organization is responsible for the coordination of both direct and indirect sales in its assigned territory. We believe that focusing our direct sales efforts on identified customers while supporting our indirect sales channels to service our channel partners’ customers maximizes the utilization of our direct sales personnel.

Our sales cycle varies from customer to customer, typically requiring several months from the time of initial contact until closing a sale. For large customers or larger deals, the sales cycle can be over a year.

To support our sales efforts, we conduct marketing programs, including advertising, direct mail, public relations, web-based and face-to-face seminars and demonstrations at customer sites and at our offices, appearances at trade shows, and ongoing customer communications programs.

Product Development

We believe that innovation, timeliness of product releases, and high product quality are essential to maintain our competitive position. Consequently, we dedicate considerable resources to development efforts to enhance our existing products and to develop new products. To date, we have relied primarily on internal development of our products, but have in the past and may in the future continue to license or acquire technology or products from third parties. The product development group is responsible for the design, development and release of product enhancements, upgrades, and new products, and is based primarily in Levallois-Perret, France, with smaller groups located in Canada, the U.K., and the U.S.

The product development cycle consists of five phases:

•  The planning phase, in which a vision statement of the product is developed, the initial design and prototype of the product is completed, specifications of the product are written, a testing strategy is developed, and the basic documentation of the product is started.

•  The development phase, during which the product code is written and tested, and bugs are identified and fixed.

•  The stabilization phase, during which the product undergoes further testing, including beta testing, final release testing and bug fixing, results of the testing and bug fixes are reviewed, and final sign-off prior to commercial shipments are commenced. In addition, the product group runs a field readiness program during this phase to ensure that all departments in our organization are ready to sell and support the new release or product.

•  The release phase, which culminates in the general availability of a given product. A product is deemed to be ready to manufacture (RTM) when all involved groups indicate they are satisfied with the stabilization stage and are ready to start shipping the product.

•  The maintenance phase, during which service packs are developed and released for products released RTM.

Customers

Our customers represent a wide, cross-industry spectrum of large global corporations, major governmental institutions, and educational institutions. A partial list of customers who have purchased at least $100,000 of our software licenses in 2001 includes:

Financial Services/Insurance

Barclays Bank
Citibank
Compaq Financial Services
Credit Suisse First Boston
Dresdner Bank AG
GE Financial Services
J.P. Morgan Chase & Co.
Morgan Stanley
Prudential Insurance Company
Zurich Financial Services Group

Healthcare/Pharmaceuticals

Allergan Pharmaceuticals
Children’s Hospital of Philadelphia
Eli Lilly & Co.
GE Medical Systems
GlaxoSmithKline
Kaiser Permanente
Medtronic
Pfizer, Inc.
Philips Medical Systems

Energy

Caroline Power and Light
Duke Energy
GE Power Systems

Government/Educational

American Red Cross
French Ministry of Culture and Communication
French Ministry of Defense
The City of Calgary
U.K. Police Service
U.S. Department of Commerce
U.S. Department of Justice
U.S. Department of Transportation
U.S. Federal Aviation Administration (FAA)
The University of Michigan
Vanderbilt University

Telecommunications

AT&T
Belgacom
BellSouth
British Telecom
Ericsson
France Telecom
MCI WorldCom
Motorola
NTT Japan
Southwestern Bell Corporation (SBC)
Telecom Italia
Verizon
Vodafone

Consumer/Retail

Amazon.com
Belgian Post Group
Crate & Barrel
Heineken
Nordstrom
PepsiCo, Inc.
Ralston Purina Company
Sara Lee Hanes Printables
WW Grainger
Walt Disney Attractions

Transportation/Automotive

Air France
Boeing
Ford Motor Company
Honda of America
Peugeot
Volkswagen AG

Competition

The market for our software is highly competitive, rapidly evolving, and subject to rapidly changing technology. We compete principally with providers of business intelligence software, data warehousing, and query and reporting software. Our direct competitors for our core business include Actuate Corporation, Brio Software, Inc., Cognos Incorporated, Crystal Decisions, Hummingbird Communications, Ltd., MicroStrategy, Inc., and Oracle Corporation. We also indirectly compete with suppliers of enterprise application software encompassing both enterprise resource planning and customer relationship management including Microsoft Corporation, Siebel Systems, Inc., Peoplesoft, Inc., SAP AG, and Oracle Corporation. Competitors for our analytic applications include: Cognos Incorporated, Informatica Corporation, E.piphany, Inc., Hyperion Solutions Corporation, MicroStrategy, Inc., Oracle Corporation, SAS Institute Inc., and SAP AG. A number of our competitors and potential competitors have significantly greater financial and other resources than us, which may enable them to address more effectively new competitive opportunities. In addition, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well-established relations with some of our existing and targeted customers.

We believe that the principal competitive factors that impact the market we serve include: price, performance, and scalability, ease of use, functionality, product architecture, product quality and reliability, scope of distribution, customer support, and name recognition. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

Manufacturing

We rely upon third-party suppliers to perform our CD duplication, print our user manuals, package our products, and manufacture related materials incorporated into our products and to deliver our product via electronic software download. To date, we have not experienced any material difficulties or delays in manufacturing or electronic delivery by our third-party suppliers in France and the U.S.

Patents and Intellectual Property Protection

We believe that we own or have licensed all proprietary rights relating to our software products. Our success depends in part on our ability to protect our property rights in our intellectual property. To protect our proprietary information, we use a combination of protections provided by patent, copyright, and trademark laws, trade secret laws, employee and third-party nondisclosure agreements, and licensing arrangements, including confidentiality provisions.

We currently have two patents issued in the United States, numbers 5,555,403, and 6,247,008, both relating to a “Relational Database Access System Using Semantically Dynamic Objects.” We also have obtained a registered trademark in the United States, France and other countries for our name, together with our logo as well as for certain other product names. Despite our efforts, we may not successfully protect our proprietary rights from misappropriation. While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition, and ongoing product support and enhancement may be more significant in maintaining our competitive position.

Litigation may be necessary to protect our proprietary rights. For example, in 1999 we settled litigation in our favor asserting that one of our competitors, Brio Software, Inc., was infringing upon our rights under our patent. We also filed lawsuits against competitors Cognos Inc. and Cognos Corporation in May 2000 and MicroStrategy Incorporated in October 2001, alleging patent infringement under U.S. patent number 5,555,403 and 6,247,008. (See Item 3. Legal Proceedings). Litigating claims relating to our intellectual property can be very expensive in terms of management time and resources.

Our software products are generally licensed to end users pursuant to a perpetual license. Occasionally, we license a portion of our technology in object code to third parties. In addition, we license software programs from third parties and incorporate these programs into our software products or sub-license them directly to our customers. For example, we license our object request broker, which allows messaging between software components, from Borland Software Corporation (formerly Inprise Corporation) and our Visual Basic Application functionality from Microsoft Corporation. This licensed software is embedded in our products. In addition, we license our BUSINESSOBJECTS PERSONAL TRAINER product from a third party, which is sold directly to end users as a stand-alone add-on product.

Employees

As of December 31, 2001 we had 2,226 full-time employees, including:

•	517 in research and development;

•	1,268 in sales and marketing;

•	197 in customer service and support; and

•	244 in finance and administration.

Our employees were not represented by any collective bargaining organization, and we have never experienced a work stoppage.

Under French law, management is required to hold monthly meetings with a delegation of elected employee representatives, called the comité d’entreprise, to discuss employment matters and our economic condition and to provide appropriate information and documents relating to these matters. As required under French law, one employee representative is entitled to be present at meetings of our Board of Directors, but does not have any voting rights.

Our newly hired employees may complete an orientation course ranging from one to three weeks in length presented by Business Objects University, our in-house education program. Generally, most employees complete at least a one week orientation course at our local facilities. Our engineers and other technical staff generally complete a two week training course, in addition to the one week orientation. Our extended training program consists of lectures, problem sets and independent and group projects relating to programmability and deployment of our products. We believe this emphasis on training yields highly qualified employees and promotes camaraderie among all of the Business Objects staff.

Foreign and Domestic Operations and Export Sales

See Note 10. Segment and Geographic Information in Notes to Consolidated Financial Statements. No customer accounted for 10% or more of our consolidated revenues for any period presented.

Item 2.     Description of Property

Since July 2000 our corporate headquarters have been located in a leased facility in Levallois-Perret, France, a suburb of Paris, under a lease expiring in 2009, with an option to cancel in 2006 without penalty. The facility is approximately 140,000 square feet, of which we are subleasing approximately 18,000 square feet.

We relocated our U.S. headquarters to a new location in San Jose, California in April 2001 under a ten-year lease which includes the right to extend the term for one additional six-year period. The new facility is approximately 126,000 square feet, of which we are subleasing approximately 51,000 square feet. In March 2001, we relocated our U.K. operations to a new facility in Maidenhead, England, measuring approximately 56,000 square feet, under a lease expiring in 2021. We have additional leased field sales and software development offices in the Americas, Europe, Japan and Asia Pacific regions. We believe that our existing facilities are adequate to meet current requirements, and that additional space will be available as needed to accommodate any future expansion of the corporate locations and for any sales and software development offices.

Item 3. Legal	Proceedings

On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (Microstrategy) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on our United States Patent No. 5,555,403 and 6,247,008 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. Our complaint requests that the defendant be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas by MicroStrategy. The complaint alleges that our software products, BROADCAST AGENT, INFOVIEW and BROADCAST AGENT PUBLISHER, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. On January 25th, 2002 we filed requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 with the United States Patent and Trademark Office. On February 21, 2002, MicroStrategy filed a Motion for Leave to File First Amended Complaint by which it seeks to add claims against us and our subsidiary, Business Objects Americas, for (i) violations of the Computer Fraud and Abuse Act, (ii) misappropriation of trade secrets, and (iii) tortious interference with contractual relations with employees. We intend to oppose the Motion at a hearing set by the Court for April 2, 2002. This case is set to proceed to trial on July 16, 2002 provided that this date is subject to change according to the Court’s rulings on April 2, 2002.

On May 5, 2000, we filed a lawsuit in the United States District Court for the Northern District of California against Cognos Incorporated and Cognos Corporation (collectively Cognos) for alleged patent infringement. The lawsuit alleges that Cognos infringes on our United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as Impromptu. Our complaint requests that the defendants be enjoined from further infringing the patent and seeks damages. On September 7, 2001, the United States District Court denied Cognos’ motion for a partial summary judgment where Cognos was seeking to invalidate our United States Patent No. 5,555,403. The Court determined that the case should proceed to trial and set a date of May 20, 2002.

Item 4. Submission	of Matters to a Vote of Security Holders

None.

Item 5. Market	For Registrant’s Common Equity and Related Stockholder Matters

U.S. Market Information

We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of American depositary shares (ADSs). Each American depositary share represents one ordinary share placed on deposit with the Bank of New York, as depositary, and is issued and delivered by the depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the depositary, ordinary shares may also be deposited with the Paris office of BNP Paribas, as custodian. Our American depositary shares have been quoted on the Nasdaq National Market since September 1994 under the symbol BOBJ.

French Market Information

Our ordinary shares have been listed on the Premier Marché of the Euronext Paris S.A. (“Euronext Paris”) since November 1999 under the Euroclear code 12074.

Securities listed on the Euronext Paris are traded on one of three markets: Premier Marché, Second Marché and Nouveau Marché. The securities of most large public companies are listed on the Premier Marché. Official trading of listed securities on the Euronext Paris is transacted through authorized financial institutions that are members of the Euronext Paris. Trading on the Premier Marché takes place continuously on each business day from 9:00 a.m. through 5:25 p.m. (Paris, France time), with a pre-opening session from 7:15 a.m. through 9:00 a.m. (Paris, France time), with a pre-closing session from 5:25 a.m. to 5:30 p.m. during which transactions are recorded but not executed and a closing auction at 5:30 p.m. Any trade that occurs after the close of a stock exchange session is recorded on the next business day at the previous session’s closing price for that security.

Euronext Paris has introduced continuous electronic trading during trading hours for most listed securities. Euronext Paris is managed and operated by Euronext Paris market enterprise. Euronext Paris publishes a daily official price list that includes price information on listed securities.

Euronext Paris places securities listed on the Premier Marché in one of three categories depending on their trading volume. Our shares are placed in the category known as Continu, which includes the most actively traded securities. Since October 29, 2001, Euronext Paris applied new regulations under which the yearly trading required for a security to be listed in Continu for a company already listed on a regulated market of Euronext Paris is 2,500 trades.

Since September 25, 2000, all trading on the Premier Marché is performed on a cash settlement basis. However, a Deferred Settlement Service (Service à Règlement Différé or SRD) allows investors who elect this service to benefit from leverage and other special features of the monthly settlement market. The service is only available for trades in securities which either are SBF 120 components or have both a total market capitalization of at least Euro 1 billion and represent a minumum average daily trading volume of Euro 1 million. Our shares are eligible for the SRD. Investors who opt for SRD get billed by the financial intermediary holding these shares. Only bearer shares can be traded using SRD. Investors can elect on the determination date (date de liquidation), which is the fifth trading day before the end of the month, either to settle the trade by the last trading day of the month or to pay an additional fee and postpone the settlement decision to the determination date of the following month.

Equity securities traded on a deferred settlement basis are considered to have been transferred only after they have been registered in the purchaser’s account. In accordance with French securities regulation, any sale of securities executed on a deferred settlement basis during the month of a dividend is deemed to occur after payment of the dividend. The account of the purchaser having purchased the securities prior to the date of the dividend payment, but during the month of a dividend payment date, is credited with an amount equal to the dividend paid, and the seller’s account is debited by the same amount.

Trading in securities listed on the Premier Marché may be suspended by the Euronext Paris if quoted prices exceed certain price limits defined by the regulations of the Euronext Paris S.A. In particular, if the quoted price of a Continu security varies by more than 10% from the previous day’s closing price, Euronext Paris may be suspend trading for up to 4 minutes. Further suspensions for up to 4 minutes are also possible if the price again varies by more than 10% from the threshold at which the suspension was initiated. During the continuous trading session, Euronext Paris may also suspend trading for a 4 minute period if the price varies by more than 2% from the last traded price. Euronext Paris may also suspend trading of a security listed on the Premier Marché in certain other limited circumstances, including for example, the occurrence of unusual trading activity in the security. In addition, in exceptional cases, the Conseil des Marchés Financiers may also suspend trading.

High and Low Price Range

The following table sets forth the range of quarterly high and low closing prices in U.S. dollars for our ADSs on the Nasdaq National Market exchange and in Euros for our ordinary shares on the Premier Marché for the two most recent fiscal years. All prices have been adjusted retroactively to reflect the three for two stock split effected on March 12, 2001 and the two for one stock split effected on January 20, 2000.

	Price per ADS		Price per Ordinary Share
	High	Low	High	Low
2001:
Fourth Quarter	$36.89	$19.11	Euro 41.01	Euro 20.95
Third Quarter	$29.19	$18.35	Euro 33.20	Euro 19.00
Second Quarter	$41.75	$22.07	Euro 43.50	Euro 24.71
First Quarter	$54.75	$28.56	Euro 58.86	Euro 31.15

2000:
Fourth Quarter	$75.83	$37.21	Euro 87.33	Euro 41.87
Third Quarter	$76.33	$52.92	Euro 85.00	Euro 56.67
Second Quarter	$68.00	$45.33	Euro 74.47	Euro 50.67
First Quarter	$98.67	$37.58	Euro 103.30	Euro 40.00

As of December 31, 2001, there were 61,928,474 ordinary shares outstanding (including 18,883,511 ordinary shares underlying the outstanding American depositary shares held by 49 stockholders of record and 817,675 treasury shares). All American depositary shares and ordinary share data has been adjusted retroactively to reflect the three for two stock split effected in the form of a dividend on March 12, 2001 and the two for one stock split effected on January 20, 2000. The Company has never declared or paid any cash dividends on its ordinary shares. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

Item 6. Selected	Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. The selected statement of operations data for each of the five years in the period ended December 31, 2001 and the balance sheet data at December 31, 2001, 2000, 1999, 1998, and 1997 respectively have been derived from the Consolidated Financial Statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States, and adjusted to reflect the three for two stock split effected March 12, 2001, and the two for one stock split effected January 20, 2000.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per ADS and per share data)
Total revenues	$415,794	$348,934	$241,643	$166,894	$114,253
Income from operations	$62,493	$59,025	$37,492	$15,777	$4,132
Net income	$44,878	$42,403	$23,780	$10,287	$2,877
Basic net income per ADS and per share	$0.74	$0.71	$0.44	$0.20	$0.06
Diluted net income per ADS and per share	$0.70	$0.65	$0.40	$0.19	$0.06
Weighted average shares—basic	60,879	59,741	54,159	50,897	49,872
Weighted average shares—diluted	64,361	65,292	59,303	53,223	50,627
Cash, cash equivalents, short-term investments and restricted cash	$249,673	$211,934	$176,233	$71,713	$39,013
Total assets	$421,469	$369,014	$272,546	$138,085	$94,340
Working capital	$193,150	$164,439	$138,604	$51,104	$36,479
Long term obligations	$3,174	$4,288	$2,924	$—	—

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates, and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

General

Business Objects develops, markets, and supports business intelligence software for client/server environments, intranets, extranets, and the internet. Business intelligence lets organizations access, analyze, and share information internally with employees and externally with customers, suppliers, and partners. Business intelligence helps organizations improve operational efficiency, build customer relationships, and develop differentiated product offerings.

We enter into arrangements for the sale of (1) licenses of software products and related maintenance contracts; (2) bundled license, maintenance, and services; and (3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, we use the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenue is allocated to the delivered elements.

For those contracts that consist solely of license and maintenance, we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, we recognize revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions.

Services can consist of maintenance, training and/or consulting services. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenue under the arrangement are recognized under the percentage of completion method of contract accounting. For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement, we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

We generate a significant portion of our revenue and incur a significant portion of our expenses in foreign currencies, primarily the Euro, British pounds sterling and the Japanese yen. Accordingly, our results of operations are affected by year-over-year exchange rate fluctuations of the United States dollar relative to these currencies. However, the net impact of foreign exchange rate fluctuations on operating income has been low as the variance in translated revenue is primarily offset by a variance in foreign operating expenses.

As with many software companies, we experience seasonality in our business, with revenues generally higher in the fourth quarter of each year and lower in the first quarter of the following year. We believe that this trend is primarily the result of a tendency of customers to delay software purchases until the fourth quarter due to their annual budget cycle. In addition, our third quarter is a relatively slow quarter due to the lower economic activity throughout Europe during the summer months.

In view of our significant growth in recent years, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to allowance for uncollectible accounts receivable, useful lives for property and equipment and intangibles, impairment of intangibles, employee benefits, and taxes. Actual results could differ from those estimates.

Critical Accounting Policies

We record provisions for allowances for doubtful accounts against general and administrative expenses. The provisions, which are netted against our accounts receivable on our consolidated balance sheets, totaled $3,861,000 and $3,987,000 at December 31, 2001 and 2000, respectively. These estimates are based on bad debt write-offs, analysis of credit memo data, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. Actual results could differ from those estimates.

We evaluate long-lived assets, including goodwill and acquired intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance covers the tax benefit from the exercise of employee stock options. When these tax benefits are realized the valuation allowance will be reversed and credited to capital in excess of par value.

Recent Acquisitions

During December 2001, the Company acquired all the outstanding shares of Blue Edge Software, a privately held software company based in Leeds, England, that develops and markets applications that specialize in web-based information delivery. Blue Edge has developed a set of information delivery solutions based on BUSINESSOBJECTS, and the purchase was undertaken to extend the Company's information delivery capabilities by leveraging the Blue Edge information distribution architecture to provide intuitive report access, navigation, and analysis to further empower both passive and interactive information consumers. The total purchase price, including direct acquisition costs, was $6,728,000 consisting of $4,400,000 of cash, notes payable totaling $1,768,000 due in two annual installments and $560,000 of assumed liabilities and transaction costs. The notes are partially secured by $631,000 that the Company has transferred into a restricted escrow account. Of the purchase price,

$5,091,000 has been allocated to developed technology which will be amortized over the greater of ratable related revenues or its five year estimated useful life, $1,137,000 has been allocated to employment related contingencies which are being amortized as compensation expense to research and development over the term of the related notes payable, and $500,000 has been allocated to goodwill which under FAS 142 will not be amortized but will be reviewed annually for impairment. Key elements of the purchase that are not valued separately in purchase accounting, such as the members of the Blue Edge management team and workforce, contributed to the generation of goodwill.

Results of Operations

The following table sets forth selected items from our consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2001	2000	1999
Revenues:
License fees	60%	63%	64%
Services	40	37	36

Total revenues	100	100	100
Cost of revenues:
License fees	1	1	2
Services	15	15	14

Total cost of revenues	16	16	16

Gross margin	84	84	84
Operating expenses:
Sales and marketing	49	48	49
Research and development	13	12	11
General and administrative	6	6	7
Goodwill amortization	1	1	1

Total operating expenses	69	67	68

Income from operations	15	17	16
Interest and other income, net	3	3	1

Income before provision for income taxes and minority interest	18	20	17
Provision for income taxes	(7)	(8)	(7)

Net income	11%	12%	10%

Gross margin %:
License fees	99%	99%	97%
Services	62%	59%	60%

Fiscal Years Ended December 31, 2001, 2000, and 1999.

Revenues

The following table sets forth information regarding the composition of our revenues and period-to-period changes:

	2001	Percent Change	2000	Percent Change	1999
	(Dollars in thousands)
License fees	$249,594	13%	$220,845	44%	$153,747
Percentage of total revenues	60%		63%		64%
Services	$166,200	30%	$128,089	46%	$87,896
Percentage of total revenues	40%		37%		36%

Total revenues	$415,794	19%	$348,934	44%	$241,643

Total revenues increased to $415.8 million in 2001, up from $348.9 million in 2000, and $241.6 million in 1999, representing increases of 19% from 2000 to 2001 and 44% from 1999 to 2000. In each year presented, a majority of our total revenues was derived from license fees for the BUSINESSOBJECTS product line. Our services revenues were comprised of revenues from maintenance, consulting and training activities. Our success in the extranet market was a key growth driver throughout the year, as license and allocated service revenues for extranets grew to $82.5 million, an increase of 97% over 2000. Also contributing to our growth to a lesser extent was the increase in analytic applications, whereby revenue from license fees grew to $8.0 million from $3.2 million in 2000. There can be no assurance that increases in revenues related to extranets and analytic applications will continue to occur, or occur to the same extent to which they have historically occurred.

•  License Fees.    Revenues from license fees increased by approximately $28.7 million or 13% in 2001 over the level achieved in 2000. This compares to an increase of $67.1 million or 44% during 2000 over the level achieved in 1999. The increase in license fees in 2001 and 2000 was primarily due to increased unit sales in all geographic areas in which we sell, representing sales to new customers and existing customers for either existing and/or new applications.

•  Services.    Revenues from services increased by approximately $38.1 million or 30% from 2000 to 2001. This compares to an increase of $40.2 million or 46% from 1999 to 2000. The increase in revenues from services for each period was primarily due to increases in maintenance resulting from the expansion of our installed customer base and concentration on the renewal of existing support contracts, and to a lesser extent increases in consulting and training revenues.

Cost of Revenues

The following table sets forth information regarding our cost of revenues and period-to-period changes:

	2001	Percent Change	2000	Percent Change	1999
	(Dollars in thousands)
Cost of license fees	$2,155	(16)%	$2,569	(40)%	$4,297
Percentage of license fees revenues	1%		1%		3%
Cost of services	$63,497	20%	$53,101	50%	$35,467
Percentage of services revenues	38%		41%		40%

Total cost of revenues	$65,652	18%	$55,670	40%	$39,764

Percentage of total revenues	16%		16%		16%

•  Cost of License Fees.    Cost of license fees consist primarily of materials, packaging, freight, and third-party royalties. Cost of license fees as a percentage of license fees was 1% for 2001 and 2000, down from 3% in 1999. The decrease in 2001 and 2000 from 1999 as a percent of related revenues was primarily due to improved management of inventory levels, and decreases in freight and documentation production costs and third-party royalty expense due to lower sales of third-party products.

•  Cost of Services.    Cost of services, which consist of the cost of providing consulting, training, and maintenance, increased by approximately $10.4 million or 20% in 2001 over the level experienced in 2000. This compares to an increase of $17.6 million or 50% in 2000 over the level experienced in 1999. In 2001, cost of services decreased by 3% as a percentage of service revenues from 2000. Cost of services as a percentage of service revenues increased 1% in 2000 from 1999. The decrease as a percentage of related revenues in 2001 was due to a change in the revenue mix, whereby more lower cost maintenance was sold as a percent of total service revenue and to improved productivity in providing maintenance support.

Operating Expenses

The following table sets forth information regarding the composition of our operating expenses and period-to-period changes:

	2001	Percent Change	2000	Percent Change	1999
	(Dollars in thousands)
Sales and marketing	$203,655	22%	$167,519	42%	$117,960
Percentage of total revenues	49%		48%		49%
Research and development	$55,246	36%	$40,725	52%	$26,746
Percentage of total revenues	13%		12%		11%
General and administrative	$24,256	12%	$21,741	31%	$16,538
Percentage of total revenues	6%		6%		7%
Goodwill and intangible asset amortization	$4,492	6%	$4,254	35%	$3,143
Percentage of total revenues	1%		1%		1%

Total operating expenses	$287,649	23%	$234,239	42%	$164,387

Percentage of total revenues	69%		67%		68%

•  Sales and Marketing.    Sales and marketing expenses were $203.7 million, or 49% of total revenues in 2001 as compared to $167.5 million, or 48% of total revenues in 2000 and $118.0 million, or 49% of total revenues in 1999. Sales and marketing expenses consist primarily of salaries and commissions for our sales and marketing personnel, together with amounts paid for advertising and product promotion activities, and related facilities expenses. The sales and marketing organization grew to 1,268 employees at December 31, 2001 from 1,121 at December 31, 2000 and 812 at December 31, 1999. Sales and marketing expenses as a percentage of total revenues increased by 1% in 2001 from 2000, and decreased by 1% in 2000 from 1999. The increase as a percentage of total revenues and absolute dollars from 2000 to 2001 was attributable to the expansion of our sales and marketing organization and increased facilities expenses related to new facilities in France, the U.S. and the U.K. The decrease as a percentage of total revenues from 1999 to 2000 was attributable to increased productivity of our sales and marketing organization. The increase in absolute dollars from 1999 to 2000 was due to the expansion of our sales and marketing organization. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

•  Research and Development.  Research and development expenses were $55.2 million in 2001, or 13% of total revenues in 2001 as compared to $40.7 million, or 12% of total revenues in 2000, and $26.7 million or 11% of total revenues in 1999. Research and development expenses consist primarily of salaries, related benefits, third party consultant fees, related facilities costs and amortization of intangible assets allocated to employment contingencies resulting from business acquisitions for research and development. The increase in research and development expenses both as a percentage of total revenues and in absolute dollars was primarily due to increased staffing and associated support for software engineers as part of our ongoing operations and expansion into the analytical applications market and increased facilities expenses related to new facilities in France, the U.S. and the U.K. Our research and development organization grew to 517 employees at December 31, 2001 from 395 at December 31, 2000 and 243 at December 31, 1999. The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products has been of relatively short duration, costs qualifying for capitalization were insignificant and all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

•  General and Administrative.    General and administrative expenses were $24.3 million, or 6% of total revenues in 2001 as compared to $21.7 million, or 6% of total revenues in 2000 and $16.5 million, or 7% of total revenues in 1999. General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses increased in absolute dollars in 2001 due to increased staffing to support our growth and increased facilities expenses related to new facilities in France, the U.S. and the U.K. General and administrative expenses increased in 2000 due to increased allowances for doubtful accounts related to the growth of accounts receivable associated with higher revenue levels, increased staffing to support our growth, and higher expenditures for legal and accounting services associated with operating a larger company. Our general and administrative organization grew to 244 employees at December 31, 2001 from 193 at December 31, 2000 and 146 at December 31, 1999.

General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

•  Amortization of Goodwill and Intangible Assets.    Goodwill and intangible asset amortization expense was $4.5 million in 2001 as compared to $4.3 million in 2000 and $3.1 million in 1999. Net Goodwill totaled $13.6 million at December 31, 2001. Goodwill and intangible asset amortization expense was approximately 1% of total revenues for all years presented. Goodwill and intangible asset amortization expense increased in 2001 over 2000 due to the purchase of Olap@Work, Inc. in April 2000 and the purchase of a division of Executive Computing Group, the Company’s Australian distributor, in August 2000. During all periods presented, goodwill has been amortized over its estimated useful life of five years, and intangible assets have been amortized over useful lives ranging from one to five years. Pursuant to our adoption of FAS 142 on January 1, 2002, we will no longer amortize goodwill but we will continue to amortize intangible assets. We are investigating what impact, if any, the adoption of FAS 142 will have on our financial position and results of operations.

Interest and Other Income, Net

The following table sets forth information regarding our interest and other income, net:

	2001	Percent Change	2000	Percent Change	1999
	(Dollars in thousands)
Net interest income	$8,389	15%	$7,281	160%	$2,798
Other income	2,082	(47)%	3,908	1375%	265
Net exchange gain (loss)	(11)	(102)%	458	1105%	38

Total interest income and other, net	$10,460	(10)%	$11,647	276%	$3,101

Interest and other income, net primarily represents net interest income, net gains resulting from foreign currency exchange rate changes, and other income net of litigation expenses from the settlement of a patent infringement action.

Net interest income totaled $8.4 million in 2001, $7.3 million in 2000 and $2.8 million in 1999. The increase in net interest income in 2001 compared to 2000 resulted from higher levels of invested cash due to increased cash provided by operations, partially offset by a decrease in average interest rates. The increase in net interest income from 2000 compared to 1999 resulted from higher levels of invested cash due to increased cash provided by operations, as well as from the $71.8 million we received in November 1999 from the sale of 3,105,000 ordinary shares in France and the rest of Europe in connection with a listing on the Premier Marché of the Euronext Paris in France.

During September 1999, we executed a Memorandum of Understanding with Brio Software Inc. (Brio) in settlement of pending patent litigation. As part of the settlement, we dismissed our pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against us involving patent number 5,915,257 and agreed to pay us $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. We received and recognized $2.5 million from Brio under the settlement in 2001 compared to $4 million received and recognized in 2000 included in other income. As at December 31, 2001 $1.5 million remained due under the settlement. Due to the inherent uncertainties with respect to Brio making the remaining quarterly payments on the settlement, we are recognizing the gain on settlement as payments are received.

Income Taxes

The following table sets forth information regarding our income taxes:

	2001	Percent Change	2000	Percent Change	1999
	(Dollars in thousands)
Provision for income taxes	$28,075	(1)%	$28,269	68%	$16,813
Effective tax rate	38%		40%		41%

Income taxes totaled $28.1 million in 2001, $28.3 million in 2000 and $16.8 million in 1999. This represented an effective income tax rate of 38% in 2001, 40% in 2000 and 41% in 1999. The 2001 and 2000 rates were lower primarily due to a decline in French statutory income tax rate in both years.

Liquidity and Capital Resources

	2001	Percent Change	2000
	(Dollars in thousands)
Working capital	$193,150	17%	$164,439
Cash and cash equivalents	240,421	20%	199,581
Cash, cash equivalents, and restricted cash	249,673	18%	211,934
Net cash provided by operating activities	80,869	17%	69,002
Net cash used in investing activities	(34,373)	(6)%	(32,485)
Net cash provided by (used in) financing activities	4,966	519%	(1,186)

As of December 31, 2001, we had cash and cash equivalents of $240.4 million, an increase of $40.8 million from December 31, 2000. Net cash provided by operating activities for the twelve months ended December 31, 2001 was $80.9 million, as compared to $69.0 million for the same period in 2000. The increase in cash provided by operating activities in 2001 was due to higher net income and non-cash charges for depreciation and increased net favorable changes in operating assets and liabilities, principally the change in accounts receivable, which used only $2.5 million of cash in 2001 as compared to $38.5 million in 2000, offset by the change in accounts payable, which used $1.5 million in 2001 as compared to providing $11.1 million in 2000, income taxes payable, which used $2.5 million in 2001 as compared to generating $8.5 million in 2000, and deferred revenue, which provided $11.9 million in 2001 as compared to $19.4 million in 2000. As of December 31, 2001 we had cash, cash equivalents and restricted cash of $249.7 million compared to $211.9 million at December 31, 2000. Restricted cash was $9.3 million at December 31, 2001 as compared to $12.4 million at December 31, 2000. The decrease in restricted cash was primarily due to the release of $2.0 million of restricted cash upon payment of secured notes payable related to business acquisitions and the release of $1.7 million securing notes payable issued to a principal under the acquisition of Olap@Work subject to employment related contingencies. The notes were forfeited due to voluntary termination of employment. Offsetting the decrease was an increase of $631,000 transferred into restricted cash related to the Blue Edge acquisition.

Accounts receivable net of allowances for doubtful accounts decreased to $87.5 million at December 31, 2001 from $88.7 million at December 31, 2000 resulting primarily from an improvement in collections activity. Accounts receivable days sales outstanding was 67 days as of December 31, 2001 and 75 days at December 31, 2000.

Our investing activities in 2001 consisted of purchases of property and equipment for $26.3 million and business acquisitions net of cash received totaling $8.0 million; $6.7 million for the acquisition of Blue Edge and $1.3 million for a less than 10 percent minority interest investment. This compares to purchases of property and equipment for $14.2 million and business acquisitions net of cash received of $18.2 million in 2000. The increase in spending for property and equipment was primarily due to spending on leasehold improvements for our new facilities in the US and UK. Purchases of property and equipment are expected to be lower in 2002 than in 2001 as no other major leasehold improvements are anticipated.

Our net financing activities provided $5.0 million in cash in 2001 and used $1.2 million of cash in 2000. Financing activities in 2001 included $10.1 million from the issuance of shares under employee stock option, purchase plans and directors warrants, $3.0 million from the transfer of cash from escrow and other restricted accounts and $1.8 million from the issuance of notes payable for the acquisition of BlueEdge, which was partially offset by the repayment of $5.6 million of notes payable and the $4.4 million purchase of treasury shares. Financing activities in 2000 included $13.4 million from the issuance of shares under employee stock option, purchase plans and directors warrants and $5.5 million from the issuance of notes payable for business acquisitions, which was partially offset by the transfer of $12.3 million into restricted cash accounts as security for the notes issued in 2000 and as collateral for a $7.0 million standby letter of credit issued in August, 2000 to secure our new San Jose facilities lease, and by the repayment of $7.8 million of notes payable.

The following table summarizes our outstanding cash commitments as of December 31, 2001. We are not aware of any provisions that would accelerate our commitments. In addition, we have issued a $7.0 million standby letter of credit to the lessor of our San Jose facilities as part of the lease contract. The letter of credit is fully secured by a restricted cash deposit.

	Payments due by Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 years
	(Dollars in Thousands)
Long-term Debt	6,038	3,488	2,550
Operating Leases	174,126	19,268	35,289	34,357	85,212
Total Contractual Cash Obligations	180,164	22,756	37,839	34,357	85,212

Our principal source of liquidity is our operating cash flow. There is a risk that a decrease in demand for our products could reduce the availability of operating cash flow; however, we believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for the next twelve months.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“FAS 141” and “FAS 142”, respectively). FAS 141 supercedes APB Opinion No. 16, Business Combinations, and eliminates the pooling-of-interest method of accounting for business combinations. FAS 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. Our adoption of FAS 141 did not have a material impact on our financial position or results of operations.

Under FAS 142, goodwill and indefinite lived intangible assets will no be longer amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15,2001, and we adopted FAS 142 on January 1,2002 when our new fiscal year began. With the adoption of FAS 142 on January 1, 2002, we will no longer amortize goodwill but we will continue to amortize intangible assets. Net Goodwill was $13.6 million as of December 31, 2001, and goodwill amortization expense totaled $4.5 million for the year ended December 31, 2001. We are investigating what impact, if any, the adoption of FAS 142 will have on our financial position or results of operations as a result of the requirement to perform an impairment analysis.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of Long-Lived Assets (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, and we adopted FAS 144 on January 1, 2002 when our new fiscal year began. Our adoption of FAS 144 is not expected to have any material adverse impact on our financial position or results of operations.

In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of sales and marketing expenses. We are required to adopt this guidance effective on January 1, 2002. Our adoption of Topic D-103 will result in increased services revenue and increased cost of services revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. We are currently in the process of determining the impact on our services revenue and cost of services revenue. Our adoption of Topic D-103 will not affect our net income in any past or future periods.

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

Historically, our quarterly operating results have varied substantially from quarter to quarter, and we anticipate this pattern to continue. This is principally because our license fees are variable from quarter to quarter, while a high percentage of our operating expenses are relatively fixed, and are based on anticipated levels of revenues. In addition, we expect our expenses to increase as our business grows. If revenues earned in any particular quarter fall short of anticipated revenue levels, our quarterly operating results and our stock price would be significantly harmed.

While the variability of our license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	We typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather then evenly throughout the quarter;

•
Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months;

•	Customers may delay purchasing decisions in anticipation of our new products or product enhancements or platforms or announced pricing changes by us or our competitors;

•
We partly depend on large orders which may take several months to finalize. A delay in closing a large order may result in the realization of license fees being postponed from one quarter to the next; and

•	Our revenues are also sensitive to the timing of our competitors’ offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.

As a result of the above, quarter to quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Our stock price is susceptible to our operating results and to stock market fluctuations.

In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. These market fluctuations have affected our stock price and could affect our stock price in the future.

Our software may have defects and errors, which may lead to a loss of revenue or product liability claims.

Our products and platforms are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered in our products, platforms or product enhancements after commercial release:

•	potential customers may delay or forego purchases;

•	our reputation in the marketplace may be damaged;

•	we may incur additional service and warranty costs; and

•	we may have to divert additional development resources to correct the defects and errors.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we successfully litigated a patent infringement claim against Brio Software, Inc. in 1999, and are currently involved with patent infringement claims against Cognos, Inc. and MicroStrategy Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

We do not believe that our products infringe the proprietary rights of any third parties. However, on October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas by MicroStrategy Inc. The complaint alleges that our software products, Broadcast Agent, Infoview and Broadcast Agent Publisher, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. On January 25th, 2002 we filed requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 with the United States Patent and Trademark Office. Also, in July 1999, Brio Software, Inc. filed an action alleging that we infringed upon one of its patents by selling our reporting functionality. Brio Software dismissed this lawsuit as part of a settlement announced in September 1999. We believe that software products offered in our target markets increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap.

The potential effects on our business operations resulting from any third party infringement claim that may be filed against us in the future include the following:

•	we could be forced to cease selling our products;

•	we would be forced to commit management resources to resolve the claim;

•	we may incur substantial litigation costs in defense of the claim;

•	we may be required to indemnify our customers;

•	we may have to expand significant development resources to redesign our products as a result of these claims; and

•	we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us, and these agreements may contain terms that are unfavorable to us.

We depend on strategic relationships and business alliances for continued growth of our business.

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

Because we conduct our business throughout the world, we are subject to a number of risks inherent in international operations, including their economies, compliance with various foreign laws, regulations and tax structures, and longer accounts receivable payment cycles outside of the United States.

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of December 31, 2001, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Risks related to our industry

Our markets are highly competitive and competition could harm our ability to sell products and services and reduce our market share.

Competition could seriously harm our ability to sell software and services at prices and terms favorable to us. If we cannot compete effectively, we may lose market share. Some of our competitors have been in business longer than us and have significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors enjoy greater name recognition and a larger installed customer base than we do. Moreover, some of our competitors, particularly companies that offer relational database management software systems, enterprise resource planning software systems and customer relationship management systems have well-established relationships with some of our existing and targeted customers.

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

The software markets that we target are subject to rapid technological change and new product introductions.

The market for business intelligence software tools is characterized by:

•	rapid technological advances;

•	changes in customer requirements; and

•	frequent new product introductions and enhancements.

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

As of December 31, 2001, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. A hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not have any investments in equity or debt securities traded in the public markets, nor do we currently use derivative financial instruments. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in Euro, British pounds sterling, and the Japanese yen. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of December 31, 2001, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Item 8. Financial	Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Business Objects S.A.

We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/	Ernst & Young LLP

San Jose, California
January 28, 2002

Business Objects S.A.

Consolidated Balance Sheets
(In thousands, except for per ordinary share amounts)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$240,421	$199,581
Restricted cash—current	8,103	9,020
Accounts receivable, net of allowances of $3,861 and $3,987 at December 31, 2001 and 2000, respectively	87,523	88,737
Deferred tax assets, net	9,900	7,458
Prepaid and other current assets	12,832	13,434

Total current assets	358,779	318,230
Goodwill and other intangible assets, net	20,621	21,582
Property and equipment, net	36,046	21,641
Deposits and other assets	4,874	4,228
Restricted cash—long term	1,149	3,333

Total assets	$421,469	$369,014

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,972	$22,503
Accrued payroll and related expenses	37,417	30,680
Income taxes payable	15,035	18,570
Deferred revenue	59,741	49,490
Other current liabilities	30,808	28,524
Notes payable—current portion	2,656	4,024

Total current liabilities	165,629	153,791
Notes payable and other long term liabilities	3,174	4,288
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, Euro 0.10 nominal value ($0.09 U.S. as of December 31, 2001): authorized 86,011 and 83,086 at December 31, 2001 and 2000, respectively; issued and outstanding—61,928 and 60,584 at December 31, 2001 and 2000, respectively	6,589	6,471
Additional paid-in capital	149,889	138,390
Treasury shares, 818 and 575 shares at December 31, 2001 and 2000, respectively	(9,049)	(4,611)
Retained earnings	139,455	94,577
Accumulated other comprehensive loss	(34,218)	(23,892)

Total shareholders’ equity	252,666	210,935

Total liabilities and shareholders’ equity	$421,469	$369,014

See accompanying notes.

Business Objects S.A.

Consolidated Statements of Income
(In thousands, except per ADS and per ordinary share data)

	Year Ended December 31,
	2001	2000	1999
Revenues:
License fees	$249,594	$220,845	$153,747
Services	166,200	128,089	87,896

Total revenues	415,794	348,934	241,643
Cost of revenues:
License fees	2,155	2,569	4,297
Services	63,497	53,101	35,467

Total cost of revenues	65,652	55,670	39,764

Gross margin	350,142	293,264	201,879
Operating expenses:
Sales and marketing	203,655	167,519	117,960
Research and development	55,246	40,725	26,746
General and administrative	24,256	21,741	16,538
Goodwill and intangible asset amortization	4,492	4,254	3,143

Total operating expenses	287,649	234,239	164,387

Income from operations	62,493	59,025	37,492
Interest and other income, net	10,460	11,647	3,101

Income before provision for income taxes	72,953	70,672	40,593
Provision for income taxes	(28,075)	(28,269)	(16,813)

Net income	$44,878	$42,403	$23,780

Net income per ADS and per share—basic	$0.74	$0.71	$0.44

ADS and shares used in computing net income per ADS and per share—basic	60,879	59,741	54,159

Net income per ADS and per share—diluted	$0.70	$0.65	$0.40

ADS and shares and common share equivalents used in computing net income per ADS and per share—diluted	64,361	65,292	59,303

See accompanying notes.

Business Objects S.A.

Consolidated Statements of Shareholders’ Equity
(In thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 1998	51,767	$3,166	$38,705	—	$—	$28,394	$(3,018)	$67,247
Issuance of ordinary shares, net of expenses of $5,813	3,105	166	71,678	—	—	—	—	71,844
Issuance of stock pursuant to employee stock option plans	2,883	154	9,008	—	—	—	—	9,162
Issuance of ordinary shares under Employee Stock Purchase Plans	682	36	3,195	—	—	—	—	3,231
Purchase of treasury shares	—	—	—	575	(4611)	—	—	(4,611)
Tax benefit of issuance of ordinary shares	—	—	1,036	—	—	—	—	1,036
Tax benefit of Nonqualified Stock Options	—	—	2,404	—	—	—	—	2,404
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	(10,040)	(10,040)
Net income	—	—	—	—	—	23,780	—	23,780

Total comprehensive income	—	—	—	—	—	—	—	13,740

Balance at December 31, 1999	58,437	$3,522	$126,026	575	$(4,611)	$52,174	$(13,058)	$164,053
Issuance of stock pursuant to employee stock option plans	1,768	116	8,069	—	—	—	—	8,185
Issuance of ordinary shares under Employee Stock Purchase Plans	197	12	4,630	—	—	—	—	4,642
Directors’ warrants exercise	182	12	574	—	—	—	—	586
Nominal Value increased to 0.10 Euro	—	930	(930)	—	—	—	—	—
Capitalization of share premium to effect 3 for 2 stock split in the form of a dividend	—	1,879	(1,879)	—	—	—	—	—
Tax benefit of Nonqualified Stock Options	—	—	1,900	—	—	—	—	1,900
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	(10,834)	(10,834)
Net income	—	—	—	—	—	42,403	—	42,403

Total comprehensive income	—	—	—	—	—	—	—	31,569

Balance at December 31, 2000	60,584	$6,471	$138,390	575	$(4,611)	$94,577	$(23,892)	$210,935
Issuance of stock pursuant to employee stock option plans	1,137	99	6,482	—	—	—	—	6,581
Issuance of ordinary shares under Employee Stock Purchase Plans	155	14	3,204	—	—	—	—	3,218
Directors’ warrants exercise	52	5	341	—	—	—	—	346
Purchase of treasury shares	—	—	—	243	(4,438)	—	—	(4,438)
Tax benefit of Nonqualified Stock Options	—	—	1,472	—	—	—	—	1,472
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	(10,326)	(10,326)
Net income	—	—	—	—	—	44,878	—	44,878

Total comprehensive income	—	—	—	—	—	—	—	34,552

Balance at December 31, 2001	61,928	$6,589	$149,889	818	$(9,049)	$139,455	$(34,218)	$252,666

See accompanying notes.

Business Objects S.A.

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net income	$44,878	$42,403	$23,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,572	6,923	6,896
Amortization of goodwill and other intangible assets	5,960	8,097	3,546
Deferred income taxes	(2,224)	(1,461)	(1,861)
Tax benefits from employee stock plans	1,472	1,900	3,440
Changes in operating assets and liabilities:
Accounts receivable, net	(2,550)	(38,522)	(14,130)
Current and other assets	175	(6,416)	(4,429)
Accounts payable	(1,491)	11,140	2,307
Accrued payroll and related expenses	8,124	7,999	8,934
Income taxes payable	(2,495)	8,469	3,396
Deferred revenue	11,866	19,424	11,141
Other current liabilities	4,582	9,046	3,257

Net cash provided by operating activities	80,869	69,002	46,277

Cash Flows from Investing Activities:
Purchases of property and equipment	(26,330)	(14,240)	(8,807)
Business acquisitions, net of cash acquired	(8,043)	(18,245)	(12,865)

Net cash used for investing activities	(34,373)	(32,485)	(21,672)

Cash Flows from Financing Activities:
Issuance of shares	10,145	13,413	84,189
Purchase of treasury shares	(4,438)	—	(4,611)
Issuance of notes payable	1,768	5,542	10,559
Transfer of cash from (to) restricted cash accounts	3,050	(12,340)	—
Principal payments on notes payable	(5,559)	(7,801)	—

Net cash provided by (used in) financing activities	4,966	(1,186)	90,137
Effect of foreign exchange rate changes on cash and cash equivalents	(10,622)	(11,983)	(10,222)

Net increase in cash and cash equivalents	40,840	23,348	104,520
Cash and cash equivalents at the beginning of the year	199,581	176,233	71,713

Cash and cash equivalents at the end of the year	$240,421	$199,581	$176,233

Supplemental disclosures of non cash activities:
Cash paid for interest expense	$112	$182	$—
Cash paid for income taxes	$32,968	$19,586	$12,047

See accompanying notes.

Business Objects, S.A.

Notes to Consolidated Financial Statements—
Business Objects S.A.

1.	Organization and Summary of Significant Accounting Policies

•  Organization and Basis of Presentation.    Business Objects S.A. (the Company) was organized in 1990 as a société anonyme, or limited liability company, under the laws of the Republic of France. The Company develops, markets, and supports business intelligence software for client/server environments, intranets, extranets and the internet. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority controlled subsidiaries, after elimination of intercompany transactions and balances. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis.

•  Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to allowance for uncollectible accounts receivable, product warranty, useful lives for property and equipment and intangibles, employee benefits, sales returns and taxes. Actual results could differ from those estimates.

•  Translation of Financial Statements of Foreign Entities.    The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” while the Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly exchange rates for the year. Translation gains or losses are recorded as a separate component of shareholders’ equity, and transaction gains and losses are reflected in net income.

Due to the number of currencies involved, the constant change in currency exposures, and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant. To date, the Company has not undertaken hedging transactions to cover any currency or translation exposure.

•  Revenue Recognition.    The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contract; 2) bundled license, maintenance, and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenue is allocated to the delivered elements.

Arrangements consisting of license and maintenance only.    For those contracts that consist solely of license and maintenance the Company recognizes license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, the Company recognizes revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since the Company has no risk of concessions.

Arrangements consisting of license, maintenance and other services.    Services can consist of maintenance, training and/or consulting services. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenue under the arrangement are recognized under the percentage of completion method of contract accounting. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

•  Net Income Per ADS and Per Share.    Basic net income per ADS and per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per ADS and per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. Dilutive common equivalent shares consist of stock options and warrants. Net income per share and per ADS has been adjusted for all periods presented to reflect the three for two stock split in the form of a dividend effective March 2001 and the two for one stock split effective January 2000.

•  Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with maturity dates of greater than three months and less than one year are considered to be short-term investments. Cash equivalents include marketable securities that are principally money market funds, commercial paper, certificates of deposit and term deposits.

All of the Company’s cash and cash equivalents are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at December 31, 2001 and 2000. Unrecognized gains or losses on available-for-sale securities are included net of tax in equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest income. The cost of securities sold is based on the specific identification method.

•  Software Development Costs.    The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products has been of relatively short duration, costs qualifying for capitalization were insignificant during the years ended December 31, 2001, 2000 and 1999. Accordingly, there were no capitalized software development costs at December 31, 2001 and 2000.

•  Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation and amortization. Office and computer equipment is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are depreciated over the shorter of the asset life or the remaining lease term.

•  Concentration of Credit Risk.    The Company sells its products to various companies across several industries throughout the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have been within management’s expectations. The Company generally requires no collateral from its customers. Substantially all revenues of the Company have been derived from the successive releases of one product and, as a consequence, any factor adversely affecting any release of this product would have a material adverse effect on the Company.

•  Employee Stock Option Plans.    The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock options because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant, and no compensation expense is recorded. When the exercise price of the Company’s employee stock options is less than the market price of the underlying shares of the date of the grant, compensation expense is recognized.

•  Goodwill and Other Intangible Assets.    Amortization of goodwill and purchased intangibles has been provided on a straight-line basis over the respectful useful lives of the assets, which range from one to five years. As circumstances dictate, the Company assesses the recoverability of its other intangible assets by comparing the undiscounted net cash flows associated with such assets against their respective carrying values. Impairment, if any, is based on the excess of the carrying value over the fair value. Pursuant to the adoption of FAS 142 on January 1, 2002, we will no longer amortize goodwill but we will continue to amortize intangible assets. Net Goodwill was $13,648,000 as of December 31, 2001, and goodwill amortization expense totaled $4,492,000, $4,254,000 and $3,143,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

•  Advertising Costs.    The Company expenses advertising expenses as incurred. Advertising expenses totaled $4,112,000, $4,081,000 and $2,750,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

•  Reclassifications.    Certain prior year amounts have been reclassified to conform to current year presentation.

•  Recent Pronouncements.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“FAS 141” and “FAS 142”, respectively).

FAS 141 supercedes APB Opinion No. 16, Business Combinations, and eliminates the pooling-of-interest method of accounting for business combinations. FAS 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The adoption of FAS 141 did not have a material impact on the Company’s financial position or results of operations.

Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001, and we adopted FAS 142 on January 1,2002 when our new fiscal year began. With the adoption of FAS 142 on January 1, 2002, we will no longer amortize goodwill but we will continue to amortize intangible assets. Net Goodwill was $13,648,000 as of December 31, 2001, and goodwill amortization expense totaled $4,492,000 for the year ended December 31, 2001. We are investigating what impact, if any, the adoption of FAS 142 will have on our financial position or results of operations as a result of the requirement to perform an impairment analysis.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of Long-Lived Assets (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, and we adopted FAS 144 on January 1, 2002 when our new fiscal year began. The adoption of FAS 144 is not expected to have any material adverse impact on the Company’s financial position or results of its operations.

In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of sales and marketing expenses. We are required to adopt this guidance effective on January 1, 2002. Our adoption of Topic D-103 will result in increased services revenue and increased cost of services revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. We are currently in the process of determining the impact on our services revenue and cost of services revenue. Our adoption of Topic D-103 will not affect our net income in any past or future periods.

•  Introduction of the European Economic and Monetary Union (EMU).    On January 1, 1999, 11 of the 15 member countries of the European Union established a fixed conversion rate between their sovereign currencies and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and is available beginning January 1, 2002 for all transactions. The Company expended resources, reviewed and modified pricing policies in the new economic environment, analyzed the legal and contractual implications for contracts, evaluated system capabilities, and ensured that banking vendors support its operations in Euro-related transactions. The Company has modified its business operations and systems to accommodate the Euro conversion, and as of December 31, 2001, the cost of these modifications has not significantly affected its operating results.

2.	Cash and Cash Equivalents

The Company’s cash and cash equivalents are as follows (in thousands):

	December 31,
	2001	2000
Cash and cash equivalents:
Cash	$10,270	$14,643
Certificates of deposit	2,577	43,618
Commercial paper	109,852	—
Money market funds	117,722	141,320

Total cash and cash equivalents	$240,421	$199,581

Unrealized holding gains and losses on available-for-sale securities at December 31, 2001 and 2000 and gross realized gains and losses on sales of available-for-sale securities during 2001, 2000 and 1999 were insignificant.

3.	Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2001	2000
Office and computer equipment	$50,621	$39,738
Leasehold improvements	16,393	6,370

Total property and equipment	67,014	46,108
Accumulated depreciation and amortization	(30,968)	(24,467)

Property and equipment, net	$36,046	$21,641

Depreciation and amortization expense related to property and equipment totaled $12,572,000, $6,923,000, and $6,896,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.	Acquisitions

During December 2001, the Company acquired all the outstanding shares of Blue Edge Software, a privately held software company based in Leeds, England, that develops and markets applications that specialize in web-based information delivery. Blue Edge has developed a set of information delivery solutions based on BUSINESSOBJECTS, and the purchase was undertaken to extend the Company’s information delivery capabilities by leveraging the Blue Edge information distribution architecture to provide intuitive report access, navigation, and analysis to further empower both passive and interactive information consumers. The total purchase price, including direct acquisition costs, was $6,728,000 consisting of $4,400,000 of cash, notes payable totaling $1,768,000 due in two annual installments and $560,000 of assumed liabilities and transaction costs. The notes are partially secured by $631,000 that the Company has transferred into a restricted escrow account. Of the purchase price, $5,091,000 has been allocated to developed technology which will be amortized over the greater of ratable related revenues or its five year estimated useful life, $1,137,000 has been allocated to employment related contingencies which are being amortized to research and development over the term of the related notes payable, and $500,000 has been allocated to goodwill which under FAS 142 will not be amortized but will be reviewed annually for impairment. Key elements of the purchase that are not valued separately in purchase accounting, such as the members of the Blue Edge management team and workforce, contributed to the generation of goodwill.

During August 2000, the Company acquired a division of Executive Computing Group, the Company’s Australian distributor, for approximately $2,500,000 in cash and $500,000 in notes payable fully secured by a restricted cash escrow account. The purchase price has been allocated to goodwill and other intangible assets and has been amortized over 5 years from the date of acquisition. As of December 31, 2001, the note has been paid in full and the restricted cash has been released.

During April 2000, the Company acquired all the outstanding shares of Olap@Work, Inc., a privately held software company based in Ottawa, Canada, that develops and markets high-end online analytical processing reporting tools. The total purchase price including direct acquisition costs was $15,154,000, including notes payable of $5,000,000. The notes are due in three annual installments subject to employment related contingencies, and are secured by $5,000,000 of restricted cash that the Company has placed into an escrow account. Of the purchase price, approximately $8,664,000 has been allocated to goodwill, $5,000,000 has been allocated to deferred employee retention costs, and $1,490,000 has been allocated to the net book value of the acquired assets and liabilities, which approximate fair value. Goodwill has been amortized over a five year life beginning April 2000, and employee retention costs are being amortized to research and development expense over the term of the related notes payable. During 2001, one of the principals voluntarily terminated his employment with the Company and forfeited his rights to $1,667,000 of notes payable. As a result, the Company reduced the purchase price allocated to deferred employee retention costs by $1,667,000, and has recovered $1,667,000 of cash previously placed into a restricted escrow account. The total remaining balance at December 31, 2001 under notes issued for the purchase of Olap@Work, Inc., was $1,666,000 payable in two equal annual installments due April 2002 and 2003.

During October 1999, the Company acquired all the outstanding shares of Next Action Technology, Ltd. (“NAT”), a UK-based developer of set-based analysis technology for customer selection and segmentation applications. The total purchase price including direct acquisition costs was $8,396,000, including notes payable of $7,559,000. The notes bear interest at 5% and are due in four installments, with $4,600,000 due and paid in full in April 2000, $1,035,000 due and paid in full in December 2000, $985,000 due and paid in full in December 2001 and $938,000 due December 2002. The final installment due December 2002 is subject to certain contingencies relating to continuing employment of the NAT principals. Of the purchase price, approximately $5,437,000 has been allocated to goodwill and has been amortized over a five year life beginning October 1999, and $2,959,000 has been allocated to deferred employee retention costs and is being amortized to research and development, sales and marketing and general and administrative expenses over the term of the related notes payable.

During April 1999, the Company acquired all the outstanding shares of Prophecy Holding B.V., the sole shareholder of Prophecy Automatisering B.V. (“Prophecy”), a Dutch consulting firm predominately focused on decision support solutions as they relate to packaged applications. The aggregate purchase price, including direct acquisition costs, was $3,075,000 in cash plus notes payable totaling $3,000,000. The notes were payable in two installments, with $2,000,000 due and paid in full in April 2000 and the remaining $1,000,000 due and paid in full in April 2001, subject to certain contingencies relating to continuing employment of the principals of Prophecy. $5,278,000 of the purchase price has been allocated to goodwill and is being amortized over a five year period that began in April 1999.

The Company has accounted for all the acquisitions listed above using the purchase method, and accordingly, the operating results of the acquired companies have been included in the accompanying consolidated financial statements from their dates of acquisition. Accumulated amortization of goodwill and other intangible assets totaled $19,443,000 at December 31, 2001 and $13,483,000 at December 31, 2000.

The unaudited pro-forma consolidated results for the Company had the acquisitions been consummated at the beginning of the immediately preceding fiscal year are as follows (in thousands except per share amounts):

	December 31,
	2001	2000	1999
Revenues	$416,921	$351,566	$243,144
Net income	$43,421	$40,096	$19,391
Net income per ADS and per share—diluted	$0.67	$0.61	$0.33

5.	Commitments and Contingencies

•  Commitments.    The Company leases its facilities and certain equipment under operating leases that expire through 2021. Future minimum lease payments under operating leases due for the fiscal years ending December 31 are as follows (in thousands):

2002	$19,268
2003	17,769
2004	17,520
2005	17,233
2006	17,124
Thereafter	85,212

Total	$174,126

Rent expense net of sublease income under all operating leases was approximately $20,000,000, $10,600,000 and $9,200,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Sublease income totaled $3,366,000, $880,000 and $10,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The total future minimum sublease rental income under all non-cancelable subleases is $1,200,000 for the year ending December 31, 2002.

The Company leases certain facilities under operating leases that contain free rent periods. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as deferred rent and is included in other current liabilities. The total liability for deferred rent was $4,011,000 and $1,677,000 at December 31, 2001 and 2000, respectively. The Company's obligation under its San Jose, California lease facility is collateralized by a letter of credit for $6,954,000. The letter of credit is renewable annually, and is secured by a $6,954,000 cash account that is restricted from withdrawal.

•  Legal matters.    On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (MicroStrategy) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on our United States Patent No. 5,555,403 and 6,247,008 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. Our complaint requests that the defendants be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas, by MicroStrategy. The complaint alleges that our software products, BROADCAST AGENT, INFOVIEW and BROADCAST AGENT PUBLISHER, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. On January 25th, 2002 we filed requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 with the United States Patent and Trademark Office. On February 21, 2002, MicroStrategy filed a Motion for Leave to File First Amended Complaint by which it seeks to add claims against us and our subsidiary, Business Objects Americas, for (i) violations of the Computer Fraud and Abuse Act, (ii) misappropriation of trade secrets, and (iii) tortious interference with contractual relations with employees. We intend to oppose the Motion at a hearing set by the Court for April 2, 2002. This case is set to proceed to trial on July 16, 2002 provided that this date is subject to change according to the Court’s rulings on April 2, 2002.

On May 5, 2000, the Company filed a lawsuit in United States District Court for the Northern District of California against Cognos, Inc. and Cognos Corporation for alleged patent infringement. The lawsuit alleges that Cognos Incorporated and Cognos Corporation (collectively Cognos) infringe the Company’s United States Patent No. 5,555,403 by making, using, offering to sell and selling its product known as Impromptu. The Company’s complaint requests that the defendants be enjoined from further infringing the patent and seeks damages. On September 7, 2001, the United Stated District Court denied Cognos’ motion for a partial summary judgment where Cognos was seeking to invalidate the Company’s United States Patent No. 5,555,403. The Court determined that the case should proceed to trial and set a date of May 20, 2002.

Sublease income totaled $3,366,000, $880,000 and $10,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The total future minimum sublease rental income under all non-cancelable subleases is $1,200,000 for the year ending December 31, 2002.

The Company's obligation under its San Jose, California lease facility is collateralized by a letter of credit for $6,954,000. The letter of credit is renewable annually, and is secured by a $6,954,000 cash account that is restricted from withdrawal.

On September 9, 1999, the Company executed a Memorandum of Understanding with Brio Software Inc. (Brio) in settlement of pending patent litigation. As part of this settlement, the Company dismissed its pending lawsuit against Brio involving patent number 5,555,403 and Brio dismissed its pending lawsuit against the Company involving patent number 5,915,257 and agreed to pay the Company $10,000,000 payable quarterly in $1,000,000 payments beginning September 30, 2000. Due to the inherent uncertainties with respect to Brio making the remaining quarterly payments on the settlement, the Company deferred the gain on the settlement and is recognizing it under the cost-recovery method. Under the cost-recovery method, no gain is recognized until cash payments by Brio exceed the legal expenses incurred by the Company. Payments under the settlement are included in interest and other income, net of related legal expenses. Total payments received under the settlement were $2,500,000, $4,000,000 and $2,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company is involved in various other legal proceedings arising in the ordinary course of business. The Company believes that the ultimate resolution of these matters, and the ones above, will not have a material effect on the Company’s financial position, results of operations, or cash flows.

6.	Shareholders’ Equity

•  Stock Splits.    During February 2001, the Company’s shareholders and Board of Directors voted approval for a three for two stock split in the form of a dividend of its ordinary shares and American depositary shares, which was effective on March 12, 2001. Because the three for two split was in the form of a dividend, the nominal value per ADS and per share was not adjusted. Instead, the Company recorded a transfer effective December 31, 2000 of approximately $1,879,000 from additional paid-in capital to ordinary share capital corresponding to 0.10 Euro per ADS and per share nominal value for the shares and ADS outstanding as of that date to reflect the result of the three for two split. During January 2000, the Company’s shareholders and Board of Directors voted approval for a two for one stock split, for which the nominal value per share and ADS was adjusted. The split was effective January 20, 2000. All share and per share information have been adjusted to give effect to both splits.

•  Ordinary shares.    During November 1999, the Company sold 3,105,000 ordinary shares in a public offering in France and the rest of Europe made in connection with a listing on the Premier Marché of the Euronext Paris in France. Net proceeds from the offering were $71,844,000 after deducting underwriting discounts, commissions and other related expenses.

•  Conversion of share capital into Euro and Increase in Nominal Value per Share.    At the annual shareholders’ meeting in May 1999, the shareholders authorized the Board to convert the nominal value of the Company’s ordinary shares from French Francs to the Euro. During November 1999, the Company’s Board of Directors approved the conversion of the nominal value into Euro. In January 2000, the shareholders authorized an increase in the nominal value from 0.075 Euro per share to 0.10 euro per share, resulting in a transfer of $930,000 from additional paid-in capital to ordinary share capital. All nominal value and option and warrant exercise price data have been adjusted to reflect this change.

•  Dividend Rights.    Net income in each fiscal year after deduction for legal reserves is available for distribution to shareholders of the Company as dividends, subject to the requirements of French law and the Company’s “statuts,” or bylaws. Dividends may also be distributed from reserves of the Company, subject to approval by the shareholders and certain limitations. Payment of dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the Board of Directors. If net income is sufficient, the Board of Directors has the authority, subject to French law and regulation and without the approval of shareholders, to distribute interim dividends. The Company has not distributed any dividends since its inception.

The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its share capital, funded by a transfer of at least 5% of the Company’s net income per year to such legal reserve. The legal reserve balance requirement was $546,000 and $376,000 as of December 31, 2001 and 2000, respectively. The legal reserve is distributable only upon the liquidation of the Company. The Company’s statuts also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the general meeting of shareholders.

•  Liquidation Rights.    In the event that the Company is liquidated, the assets of the Company remaining after payment of debts, liquidation expenses, and all remaining obligations will be distributed first to repay in full the capital of any outstanding shares. The surplus, if any, will then be distributed pro rata among the shareholders in proportion to the nominal value of their share holdings and subject to special rights granted to holders of priority shares, if any.

•  Preemptive Subscription Rights.    Shareholders have preemptive rights to subscribe for additional shares issued by the Company for cash on a pro rata basis. Shareholders may waive such preemptive subscription rights at an extraordinary general meeting of shareholders under certain circumstances. Preemptive subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offer of shares.

•  Stock Option Exchange Program.    On May 16, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to France based employees (the “French program”) and the other to international employees including employees in the United States (the “International program”). Pursuant to the terms and conditions of each program, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options granted on or after January 1, 2000 under the Business Objects S.A. 1999 Stock Option Plan, as amended, in exchange for an equal number of new options to be granted on or after December 18, 2001. If an employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six month period prior to the cancellation of any options. The offer expired June 14, 2001. A total of 140 eligible employees elected to participate in the French program and these employees tendered a total of 329,287 options. A total of 301 eligible employees elected to participate in the International program and these employees tendered a total of 1,083,554 options. As a result of the two separate offers, an aggregate of 441 eligible employees tendered an aggregate of 1,412,841 options in return for the promise to grant new options on or after December 18, 2001.

On December 18, 2001, the Company regranted the cancelled options. Under the French program, a total of 314,137 options with an exercise price of 36.60 Euros per share were regranted. Under the International program, a total of 1,068,015 options were regranted with an exercise price of 36.60 Euros, except for Italy based employees where the exercise price was set at 37.94 Euros in accordance with Italian tax regulations. Fewer options were regranted than were canceled due to employee terminations.

The exercise price of the new options was calculated as the higher of (i) 100% of the closing price of our ordinary shares as reported on the Premier Marché of Euronext Paris S.A. (the “Premier Marché”) on the last trading day before the date of grant, or (ii) 80% of the average of the closing prices of our ordinary shares on the Premier Marché over the twenty trading days preceding the grant date. In addition, for eligible employees who are Italy-based employees, the exercise price per share could not be less than 100% of the average of the closing prices of our ordinary shares on the Premier Marché over the thirty days preceding the grant date.

The new options granted under the International program retained the vesting schedule of the old options they replaced. The new options granted under the French program retained substantially the vesting schedule of the old options they replaced, except that the new options will not become exercisable until one year following the date of grant of the new options.

The programs were not available to (i) members of our extended executive committee, (ii) employees with general management and/or management responsibility for multiple countries, (iii) employees with general sales management responsibility for named strategically important countries, (iv) employees responsible for sales representing 10% or more of our consolidated budget revenues for fiscal 2001, (v) former employees and (vi) any of our employees who were resident in Belgium or Switzerland. In addition, new options were not granted to individuals who were not employees as of the grant date of the new options.

•  Stock Repurchase Program.    In October 1998, the Board of Directors approved the implementation of a share repurchase program whereby the Company could repurchase its ordinary shares or ADSs up to a set amount of shares at a maximum price per share or ADS. In May 1999, the Company repurchased on the Nasdaq National Market a total of 574,500 shares for an aggregate cost of $4,611,000. In September 2001, the Board of Directors authorized a share repurchase program whereby the Company could repurchase up to 2,000,000 of its ordinary shares or ADSs at a price not to exceed 60 Euros per share, in accordance with the authorization given by shareholders at the shareholders’ meeting of June 12, 2001. In September 2001, the Company repurchased on the Euronext Paris Exchange a total of 243,175 ordinary shares for an aggregate cost of $4,400,000. As of December 31, 2001, the Company was authorized to repurchase an additional 1,756,825 of its ordinary shares or ADSs at a price not to exceed 60 Euros per share. This authorization will expire in December 2002.

•  Stock Option Plans.    The Company’s 1993 Stock Option Plan expired in 1998, and the 1994 Stock Option Plan expired in 1999.

At the shareholders’ meeting held on February 6, 2001, the shareholders of the Company approved a new stock option plan (the 2001 Plan) in the form of an “evergreen plan” pursuant to which the Board of Directors was authorized to issue options corresponding to 3,450,000 shares, plus an annual increase to be added on June 30 of each year beginning in 2002 equal to the lesser of (i) 4,500,000 Shares, (ii) 5% of the total shares of the Company on such date, or (iii) a lesser amount determined by the Board.

On May 4, 1999, the shareholders of the Company approved a new stock option plan (the 1999 Plan) pursuant to which the Board of Directors was authorized to issue options corresponding to 2,625,000 shares. During June 2000, the shareholders approved an additional 4,500,000 shares reserved for issuance under the 1999 Plan.

The 2001 and 1999 Plans provide in accordance with French regulations applicable to companies listed on a French stock exchange that the option price may not be less than the higher of (i) 100% of the closing price as reported on the French stock exchange on the last trading day prior to the date of grant, or (ii) 80% of the average of the closing prices on such market over the twenty trading days preceding the grant date.

The 2001 and 1999 Plans are intended to qualify as incentive stock option plans within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting schedule of option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The options granted under both Plans are exercisable up to ten years from the date of grant (other than options granted to employees in the United Kingdom, which have a term of seven years less one day).

In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period (four years for options granted after May 2000) following the grant of the option. Currently, for options issued to France-based employees after January 1, 1997, holders of such options are not permitted to sell or dispose their shares within five years of the date of grant (four years for options granted after May 2000) and, therefore, no social charges will be due on these options.

A summary of the Company’s stock option activity under all Plans is summarized as follows:

	Options Outstanding
	Options Available	Number of Shares	Weighted Average Price Per Share (in Euro)
Balance at December 31, 1998	2,350,344	8,168,307	3.48
Shares reserved	2,625,000	—	—
Granted	(3,723,750)	3,723,750	12.99
Canceled	966,774	(966,774)	4.49
Exercised	—	(2,883,156)	3.03
Expired (1994 Option Plans)	(872,949)	—	—

Balance at December 31, 1999	1,345,419	8,042,127	7.88
Shares reserved	4,500,000	—	—
Granted	(3,276,338)	3,276,338	61.44
Canceled (1994 and 1999 Stock Plans)	464,807	(1,282,652)	18.11
Exercised	—	(1,768,459)	4.96

Balance at December 31, 2000	3,033,888	8,267,354	28.09
Shares reserved	3,450,000	—	—
Granted	(5,738,150)	5,738,150	36.70
Canceled	2,186,027	(2,421,523)	49.97
Exercised	—	(1,136,982)	6.62

Balance at December 31, 2001	2,931,765	10,446,999	30.10

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2001:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices in Euro	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price in Euro	Number of Shares	Weighted Average Exercise Price in Euro
0.00– 6.76	1,632,515	5.6	3.82	1,443,063	3.77
6.77–13.52	1,411,813	6.8	9.68	875,135	9.57
13.53–20.27	182,125	7.8	18.48	58,375	18.48
20.28–27.03	619,139	6.4	20.60	299,611	20.60
27.04–33.79	1,217,590	9.3	31.83	1,997	32.05
33.80–40.55	3,433,814	9.1	36.55	454,032	36.93
40.56–47.31	233,901	9.0	42.23	—	—
54.06–60.82	777,048	7.8	54.96	175,825	54.99
60.83–67.58	939,054	8.4	65.36	267,789	64.94

All options	10,446,999	7.9	30.10	3,575,827	18.17

•  Warrants.    On April 25, 1995, the Board of Directors approved the issuance of warrants to purchase 36,000 shares to a director with an exercise price of Euro 3.70 per share, vesting at a rate of 33.33% per year from June 22, 1995. The warrants were issued in June 1995 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. These warrants were fully exercised during the year ended December 31, 2000.

On April 28, 1997, the Board of Directors approved the issuance of warrants to purchase a total of 144,000 shares to four directors with an exercise price of Euro 2.81 per share. These warrants vest monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. During the year ended December 31, 2000, 108,000 of these warrants were exercised. As of December 31, 2001, there were 36,000 warrants outstanding that were fully vested and exercisable.

On April 28, 1998, the Board of Directors approved the issuance of warrants to purchase a total of 210,000 shares to five directors. The warrants were issued on June 18, 1998 after formal shareholder approval and have an exercise price of Euro 4.91, vesting at a rate of 33.33% per year from June 18, 1998. 7,500 of these warrants were exercised in 2001, and 37,500 were exercised in 2000, leaving 165,000 outstanding warrants vested and exercisable as of December 31, 2001.

In May 1999, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares at an exercise price of Euro 7.59 per share to a director. These warrants were fully exercised during the year ended December 31, 2001.

On February 6, 2001, the Company’s shareholders approved the issuance of warrants to purchase a total of 22,500 shares at an exercise price of Euro 57.96 per share to a director. The warrants vest at the rate of 33.33% per year on May 1, 2001, 2002 and 2003. As of December 31, 2001, all were outstanding and 7,500 were vested and exercisable.

On June 12, 2001, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares to three directors at an exercise price of Euro 36.13 per share. The warrants vest at the rate of 33.33% per year on June 1, 2002, 2003 and 2004. As of December 31, 2001, all were outstanding and none were vested or exercisable.

In summary, warrants to purchase an aggregate of 268,500 shares were outstanding as of December 31, 2001 at exercise prices ranging from 2.10 to 57.97 Euro per share.

•  Employee Stock Purchase Plans.    The Company has an International Employee Stock Purchase Plan intended to qualify under the provisions of sections 421 and 423 of the 1986 Internal Revenue Code of the United States. Under the terms of this plan, employees may contribute via payroll deductions up to 10% of their eligible compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. The Company issued approximately 153,000 shares under the plan in 2001 and 125,000 shares in 2000. There are approximately 312,000 shares remaining available for issuance under the plan as of December 31, 2001.

In addition, the Company also has an Employee Stock Purchase Plan available to the Company’s French employees, who are excluded from the International Plan. The French plan is part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. Stock purchases are limited under this plan to 10% of an employee’s compensation received during the offering period. The Company issued approximately 2,000 shares under the plan in 2001 and 71,000 shares in 2000. There are approximately 124,000 shares remaining available for issuance under the plan as of December 31, 2001.

•  Stock Based Compensation.    Pro forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options for 2001, 2000, and 1999 was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 4% for 2001 and 6% for 2000 and 5% for 1999 and a weighted average expected option life of six months and three years for options granted under Employee Stock Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company’s ordinary shares was assumed to be 86%, 101% and 79% for 2001, 2000 and 1999, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net income and pro forma net income per ADS and per share information):

	2001	2000	1999
Net income as reported	$44,878	$42,403	$23,780
Pro forma net income	$13,479	$26,933	$21,602
Net income per ADS and per share as reported—basic	$0.74	$0.71	$0.44
Pro forma net income per ADS and per share—basic	$0.22	$0.45	$0.40
Net income per ADS and per share as reported—diluted	$0.70	$0.65	$0.40
Pro forma net income per ADS and per share—diluted	$0.21	$0.41	$0.36

The weighted average fair value calculated under FAS 123 for stock options granted during 2001, 2000 and 1999 was $13.48, $27.54 and $7.17 per share, respectively. The weighted-average fair value of shares purchased under employee stock purchase plans during 2001, 2000, and 1999 was $17.77, $9.31 and $2.28, respectively.

7.	Employee Savings Plans

During 1991, the Company established an Employee Savings Plan that allows voluntary tax contributions by all full-time employees who are employed by the French entity and have completed at least three months of service. In 1995, the Employee Savings Plan was amended to allow these employees to purchase ordinary shares of the Company. Eligible employees may contribute up to 25% of pre-tax earnings to the Employee Savings Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase shares of the Company. See Note 6. Shareholders’ Equity—Employee Stock Purchase Plans. The Company does not match employee contributions.

The Company is subject to a Statutory Profit Sharing Plan (Statutory Plan) for substantially all of the employees of its French entity. Contributions under the Statutory Plan are based on a formula prescribed by French law. In addition, employees of the Company’s French entity may receive contributions from a separate profit sharing plan sponsored by the Company. Contributions under this plan are based on the achievement of certain goals established by the Board of Directors. Contributions under this plan are reduced by contributions required to be made under the Statutory Plan. The Company accrued $3,166,000 for all contributions required by both plans as of December 31, 2001, $2,673,000 as of December 31, 2000 and $2,475,000 as of December 31, 1999.

The Company’s subsidiary in the United States has a defined contribution 401(k) plan covering substantially all of its employees. Participants may contribute up to 20% of their annual compensation to the plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. During 1999, the Company implemented a matching policy whereby the Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $1,500 per year per person, subject to a three year vesting schedule. Net Company matching contributions to the plan totaled approximately $603,000 in 2001, $535,000 in 2000 and $349,000 in 1999.

During 1999, the Company implemented a nonqualified deferred compensation plan in its United States subsidiary which permits eligible officers and employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses per year. The Company does not contribute to the plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. The plan is funded through a Company owned life insurance policy. The liability for deferred compensation was approximately $1,957,000 and $1,027,000 at December 31, 2001 and 2000 and is included in other current liabilities.

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per ADS and per share amounts).

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net income	$44,878	$42,403	$23,780

Denominator:
Weighted average ADSs and shares outstanding	60,879	59,741	54,159

Incremental common shares attributable to shares exercisable under employee stock plans and warrants (Treasury stock method)	3,482	5,551	5,144

Denominator for diluted earnings per ADS and per share	64,361	65,292	59,303

Net income per ADS and per share—basic	$0.74	$0.71	$0.44

Net income per ADS and per share—diluted	$0.70	$0.65	$0.40

The effect of options to purchase 4,734,000 and 1,549,000 common shares was not included in the computation of the 2001 and 2000 diluted earnings per ADS and per share, respectively, because the options’ exercise price was greater than the average market price of common shares.

9.	Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
France	$37,949	$35,448	$11,687
Rest of world	35,004	35,224	28,906

Total	$72,953	$70,672	$40,593

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
France	$16,708	$12,324	$4,766
Rest of world	13,809	17,409	14,121
Total current	30,517	29,733	18,887
Deferred:
France	(2,500)	(28)	74
Rest of world	58	(1,436)	(2,148)

Total deferred	(2,442)	(1,464)	(2,074)

	$28,075	$28,269	$16,813

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company’s incentive stock option plan reduced taxes currently payable as shown above by approximately $1,500,000, $1,900,000 and $2,400,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Such benefits were credited to capital in excess of par value when realized.

A reconciliation of income taxes computed at the French statutory rate (36.38% in 2001, 37.77% in 2000 and 40% in 1999) to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Income tax provision computed at the French statutory rate	$26,541	$26,693	$16,237
Operating losses (utilized)/not utilized	271	(114)	(800)
Non-deductible goodwill	216	399	809
Income at lower tax rates	(433)	(451)	(885)
Research credits	(1,100)	(992)	—
Other individually immaterial items	2,580	2,734	1,452

	$28,075	$28,269	$16,813

Deferred taxes reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$18,712	$16,600
Deferred revenue	2,669	2,516
Accrued bonuses and compensation	3,509	658
Allowance for doubtful accounts	748	492
Deferred rent	220	3
Other reserves and accruals not currently deductible	7,032	6,751
Other	3,803	2,674

Total deferred tax assets	36,693	29,694
Valuation allowance	(26,302)	(22,022)

	10,391	7,672
Deferred tax liabilities:
Individually immaterial items	(491)	(214)

Net deferred tax assets	$9,900	$7,458

The valuation allowance for deferred tax assets increased by $4,280,000 and $13,904,000 in 2001 and 2000, respectively. Substantially all of the net operating carryforwards and all of the valuation allowance are attributed to stock options, the benefit of which will be credited to additional paid-in capital when realized.

As of December 31, 2001, the Company has U.S. federal and state net operating loss carryforwards of approximately $54,800,000 and $12,200,000, respectively. These net operating loss carryforwards will expire in the years 2004 through 2022, if not utilized.

10.	Segment and Geographic Information

•  Segment.    The Company has one reportable segment – business intelligence software products.

•  Geography.    Operations outside of France consist principally of sales, marketing, finance, customer support, and to a lesser extent, research and development activities. Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area. The following is a summary of operations within geographic area:

	Revenues from Unaffiliated Customers	Transfers Between Geographic Areas	Total Revenues	Identifiable Assets
2001:
France	$60,444	$98,412	$158,856	$267,296
United Kingdom	67,117	—	67,117	71,041
Rest of Europe	90,047	—	90,047	66,596
Americas	164,318	—	164,318	121,119
Rest of World	33,868	—	33,868	17,248
Eliminations	—	(98,412)	(98,412)	(121,831)

	$415,794	$—	$415,794	$421,469

2000:
France	$49,580	$75,920	$125,500	$228,417
United Kingdom	65,745	—	65,745	70,630
Rest of Europe	84,875	—	84,875	67,830
Americas	121,198	—	121,198	104,775
Rest of World	27,536	—	27,536	20,499
Eliminations	—	(75,920)	(75,920)	(123,137)

	$348,934	$—	$348,934	$369,014

1999:
France	$42,147	$43,964	$86,111	$175,632
United Kingdom	45,568	—	45,568	40,672
Rest of Europe	64,116	—	64,116	46,634
Americas	74,891	—	74,891	59,253
Rest of World	14,921	—	14,921	8,921
Eliminations	—	(43,964)	(43,964)	(58,566)

	$241,643	$—	$241,643	$272,546

Supplemental Financial Information (Unaudited)- Selected Quarterly Data

The following tables presents unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2001 (in thousands, except per share amounts). This information has been prepared on the same basis as the annual information presented elsewhere herein and adjusted to reflect the three for two stock split in the form of a dividend effective March 12, 2001, and the two for one stock split effective January 20, 2001 and, in management’s opinion, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	June 30, 2000	Mar. 31, 2000
	(In thousands, except per share data)

Total Revenues	$116,811	$99,200	$101,505	$98,278	$105,794	$86,005	$84,553	$72,582

Gross margin	$99,625	$82,956	$85,313	$82,248	$90,648	$72,384	$69,897	$60,335

Income from operations	$20,154	$12,895	$15,081	$14,363	$23,702	$13,465	$12,677	$9,181

Net income	$14,091	$9,292	$10,999	$10,496	$16,053	$10,151	$9,214	$6,985

Net income per ADS and per share—basic	$0.23	$0.15	$0.18	$0.17	$0.27	$0.17	$0.15	$0.12

Net income per ADS and per share—diluted	$0.22	$0.15	$0.17	$0.16	$0.25	$0.15	$0.14	$0.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10.	Directors and Executive Officers of Registrant

Incorporated by reference to the Company’s Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference to the Company’s Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2001.

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements. See Item 8 of this Form 10-K.

2.
Financial Statement Schedules.    The following financial statement schedule of the Company for each of the years ended December 31, 2001, 2000 and 1999 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

Page Number
Schedule II-1 Valuation and Qualifying Accounts	56

Schedules other that that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits. The exhibits listed in the accompanying index to exhibits are filed as part of this report.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002
BUSINESS OBJECTS S.A.

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

Signature	Title	Date

/s/ Bernard Liautaud Bernard Liautaud	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

/s/ Clifton T. Weatherford Clifton T. Weatherford	Chief Financial Officer and Executive Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 29, 2002

/s/ John Olsen John Olsen	Director, President and Chief Operating Officer	March 29, 2002

/s/ Bernard Charles Bernard Charles	Director	March 29, 2002

/s/ Albert Eisenstat Albert Eisenstat	Director	March 29, 2002

/s/ Arnold Silverman Arnold Silverman	Director	March 29, 2002

/s/ Bernard Bourigeaud Bernard Bourigeaud	Director	March 29, 2002

Index to Exhibits

Item 14(a).    Index to Exhibits

Exhibit Number	Description
3.0*
Status or Charter of the Company, as amended on May 4, 1999 (English translation), is incorporated herein by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84341).

3.1*	Bylaws of the Company, as amended, dated February 10, 1998, is incorporated herein by reference to Exhibit 3.1 filed with the Company’s 1997 Form 10-K filed with the SEC.

4.0*
Form of Deposit Agreement, as amended and restated on December 30, 1998, among Business Objects S.A., the Bank of New York as Depositary, and holder from time to time of American Depositary Shares issued thereunder, and Exhibit A to Deposit Agreement, is incorporated herein by reference to Exhibit 4.0 filed with the Company’s 1998 Form 10-K filed with the SEC.

10.0*
Lincoln Park Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated January 18, 1996, as amended, and assignment of interest to Speiker Properties, L.P., is incorporated herein by reference to Exhibit 10.0 filed with the Company’s 1997 Form 10-K filed with the SEC.

10.1*
Office Building Lease by and between Nabarro Nathanson, D.J. Downing, J.M. Jones Properties Limited and the Company dated March 6, 1996 is incorporated herein by reference to Exhibit 10.1 filed with the Company’s 1997 Form 10-K filed with the SEC.

10.2*	Commercial Lease by and between Foncierne Chaptal and the Company dated June 4, 1996 is incorporated herein by reference to Exhibit 10.2 filed with the Company’s 1997 Form 10-K filed with the SEC.

10.3*	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.4*	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.5*	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.6*
Summary: in English of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.7*
Stock subscription warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).

10.8*
Stock subscription warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).

10.9*
Stock subscription warrant for Philippe Claude dated June 19, 1997, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1997 (File No. 333-42059).

10.10*
Stock subscription warrant for Albert Eisenstat dated June 19, 1997, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).

10.11*
Stock subscription warrant for Arnold Silverman dated June 19, 1997, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).

10.12*
Stock subscription warrant for Vincent Worms dated June 19, 1997, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).

Exhibit Number	Description
10.13*
Value Added Reseller Agreement for Visigenics Products with Reseller Rights dated March 27, 1997, by and between the Company is incorporated herein by reference to Exhibit 10.16 with the Company’s 1997 Form 10-K filed with the SEC.

10.14*
Stock subscription warrant for Bernard Charles dated June 18, 1998, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).

10.15*
Stock subscription warrant for Philippe Claude dated June 18, 1998, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).

10.16*
Stock subscription warrant for Albert Eisenstat dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).

10.17*
Stock subscription warrant for Arnold Silverman dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).

10.18*
Stock subscription warrant for Vincent Worms dated June 18, 1998, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).

10.19*
License, Distribution, and Marketing Agreement by and between the Company and Microsoft Corporation, dated June 23, 1998, is incorporated herein by reference to Exhibit 10.21 filed with the Company’s 1998 Form 10-K filed with the SEC.

10.20*
Stock subscription warrant for Vincent Worms dated May 4, 1999, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84331).

10.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation)

10.22*
Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with the Company’s June 30, 2000 10-Q filed with the SEC.

10.23*
1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on July 31, 2000 (File No. 333-42670).

10.24*	Bylaws of the Company, as amended, June 12, 2001, is incorporated herein by reference to Exhibit 3.2 filed with the Company’s June 30, 2001 Form 10-Q filed with the SEC.

10.25*
French Employee Savings Plan, 1995 International Employee Stock Purchase Plan, and 2001 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001.

10.26*
Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001.

10.27*
Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 99-3.2 filed with the Company’s September 30, 2001 10-Q filed with the SEC.

21.0	List of Subsidiaries of the Company.

23.0	Consent of Ernst & Young, LLP, Independent Auditors.

24.0	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.

*	Previously filed.

Schedule II: Valuation and Qualifying Accounts

Schedule II: Valuation and Qualifying Accounts—Business Objects S.A.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:

Year ending December 31, 1999	$1,672	$180	$202	$1,650

Year ending December 31, 2000	$1,650	$2,514	$177	$3,987

Year ending December 31, 2001	$3,987	$681	$807	$3,861