Form 10-Q
period 2002-03-31
BUSINESS OBJECTS SA
filed 2002-05-14
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 0-24720

Business Objects S.A.
(Exact name of registrant as specified in its charter)

Republic of France	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

157-159 Rue Anatole France, 92300 Levallois-Perret, France
(Address of principal executive offices)

(408) 953-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of outstanding shares of each of the issuer’s classes of capital or common stock as of April 30, 2002 was 62,970,364 Ordinary Shares of Euro 0.10 nominal value, including 22,563,534 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

BUSINESS OBJECTS S.A.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per ordinary share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$261,436	$240,421
Restricted cash current	8,103	8,103
Accounts receivable, net	81,747	87,523
Deferred taxes	9,893	9,900
Other current assets	17,989	12,832

Total current assets	379,168	358,779
Goodwill, net	13,648	13,648
Other intangible assets, net	6,450	6,973
Property and equipment, net	35,991	36,046
Restricted cash, long term	1,149	1,149
Deposits and other assets	4,798	4,874

Total assets	$441,204	$421,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,347	$19,972
Accrued payroll and related expenses	34,752	37,417
Deferred revenue	69,617	59,741
Other current liabilities	42,668	48,499

Total current liabilities	165,384	165,629
Long-term liabilities	3,339	3,174
Commitments and Contingencies
Shareholders equity
Ordinary shares, Euro 0.10 nominal value ($0.09 U.S. as of March 31, 2002):
Authorized 86,006 at March 31, 2002 and 86,011 at December 31, 2001; Issued and outstanding—62,869 at March 31, 2002 and 61,928 at December 31, 2001	6,670	6,589
Additional paid-in capital	160,700	149,889
Treasury shares, 818 shares at March 31, 2002 and December 31, 2001	(9,049)	(9,049)
Retained earnings	150,476	139,455
Accumulated other comprehensive income	(36,316)	(34,218)

Total shareholders' equity	272,481	252,666

Total liabilities and shareholders' equity	$441,204	$421,469

Note:	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ADS and per ordinary share data)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Revenues:
License fees	$63,151	$60,601
Services	44,387	37,677

Total revenues	107,538	98,278
Cost of revenues:
License fees	543	602
Services	17,055	15,428

Total cost of revenues	17,598	16,030

Gross margin	89,940	82,248
Operating expenses:
Sales and marketing	52,183	47,987
Research and development	15,499	12,993
General and administrative	6,162	5,773
Goodwill amortization	—	1,132
Other intangible asset amortization	332	—

Total operating expenses	74,176	67,885

Income from operations	15,764	14,363
Interest and other income, net	2,012	2,843

Income before provision for income taxes	17,776	17,206
Provision for income taxes	(6,755)	(6,710)

Net income	$11,021	$10,496

Net income per ADS and per share—basic	$0.18	$0.17

ADS and shares used in computing net income per ADS and per share—basic	61,473	60,815

Net income per ADS and per share—diluted	$0.17	$0.16

ADS and shares and common share equivalents used in computing net income per ADS and per share—diluted	65,390	64,884

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$11,021	$10,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,749	2,448
Amortization of goodwill and other intangible assets	713	2,078
Deferred income taxes	71	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	5,181	15,224
Current and other assets	(5,159)	279
Accounts payable	(1,492)	(2,684)
Accrued payroll and related expenses	(2,522)	(3,607)
Deferred revenue	10,226	5,247
Other current liabilities	(5,464)	4,652

Net cash provided by operating activities	16,324	34,114
Cash flows from investing activities:
Purchases of property and equipment	(4,017)	(10,372)

Net cash used for investing activities	(4,017)	(10,372)
Cash flows from financing activities:
Issuance of shares	10,892	4,631
Release of restricted cash	—	350
Repayment of notes payable	—	(240)

Net cash provided by financing activities	10,892	4,741
Effect of foreign exchange rate changes on cash and cash equivalents	(2,184)	(8,543)

Net increase in cash and cash equivalents	21,015	19,940
Cash and cash equivalents at the beginning of the period	240,421	199,581

Cash and cash equivalents at the end of the period	$261,436	$219,521

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 2001.

2.    Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to allowances for uncollectible accounts receivable, product warranty, useful lives for property and equipment and intangibles, employee benefits and taxes. Actual results could differ from those estimates.

3.    Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $3,538,000 at March 31, 2002 and $3,861,000 at December 31, 2001.

4.    Revenue Recognition

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

BUSINESS OBJECTS S.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, we recognize revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions.

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

5.    Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income	$11,021	$10,496
Change in cumulative translation adjustment	(2,098)	(9,069)

Total comprehensive income	$8,923	$1,427

BUSINESS OBJECTS S.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Net Income per ADS and per Share

The following table sets forth the computation of basic and diluted net income per American Depositary Share (ADS) and per share (in thousands, except per ADS and per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income	$11,021	$10,496

Denominator:
Basic weighted average ADSs and shares outstanding	61,473	60,815
Incremental ordinary shares attributable to shares issuable under employee stock plans and warrants	3,917	4,069
Diluted weighted average ADS and shares outstanding	65,390	64,884
Net income per ADS and per share—basic	$0.18	$0.17

Net income per ADS and per share—diluted	$0.17	$0.16

BUSINESS OBJECTS S.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Adjusted Net Income per ADS and per Share

The following table sets forth net income per share and per ADS adjusted to exclude goodwill amortization recognized prior to the adoption of FAS 142 on January 1, 2002 (in thousands, except for per ADS and per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net income	$11,021	$10,496
Add back: goodwill amortization	—	1,132

Adjusted net income	$11,021	$11,628

Net income per share and per ADS—basic:
Reported net income	$0.18	$0.17
Goodwill amortization	—	0.02

Adjusted net income	$0.18	$0.19

Net income per share and per ADS—diluted:
Reported net income	$0.17	$0.16
Goodwill amortization	—	0.02

Adjusted net income	$0.17	$0.18

8.    Segment Information

The Company has one reportable segment—business intelligence software products.

9.    Legal Proceedings

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

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENTTM, BUSINESS OBJECTS INFOVIEWTM and BUSINESS OBJECTS BROADCAST AGENT PUBLISHERTM, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. On February 21, 2002 MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual

BUSINESS OBJECTS S.A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relations with employees. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. This case is currently expected to proceed to trial on October 8, 2002. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively.

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

10.    Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill and indefinite lived intangible assets will no be longer amortized but will be reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001, and we adopted FAS 142 on January 1, 2002 when our new fiscal year began. With our adoption of FAS 142 we no longer amortize goodwill but are required to perform an impairment analysis of goodwill annually and initially by June 30, 2002, six months from our adoption of FAS 142. We are investigating what impact, if any, the adoption of FAS 142 will have on our financial position and results of operations as a result of the requirement to perform this impairment analysis. Net goodwill was $13,648,000 at March 31, 2002 and December 31, 2001.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of Long-Lived Assets (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, and we adopted FAS 144 on January 1, 2002 when our new fiscal year began. Our adoption of FAS 144 did not have a material adverse impact on our financial position or results of operations.

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

Overview

General

Business Objects develops, markets, and supports business intelligence software for client/server environments, intranets, extranets, and the internet. Business intelligence lets organizations access, analyze, and share information internally with employees and externally with customers, suppliers, and partners, helping organizations improve operational efficiency, build customer relationships, and develop differentiated product offerings.

In view of our significant growth in recent years, we believe that period–to–period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of future performance.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to utilize accounting policies and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We believe the following accounting policies and estimates are the most critical to our business operations and understanding our results of operations. The following should be read in conjunction with our consolidated financial statements.

We record provisions for allowances for doubtful accounts against general and administrative expenses. The provisions, which are netted against our accounts receivable on our consolidated balance sheets, totaled $3,538,000 and $3,861,000 at March 31, 2002 and December 31, 2001, respectively. These estimates are based on bad debt write-offs, analysis of credit memo data, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. Actual results could differ from those estimates.

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

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, we recognize revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions.

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

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Revenues:
License fees	58.7%	61.7%
Services	41.3	38.3

Total revenues	100.0	100.0

Cost of revenues:
License fees	0.5	0.6
Services	15.9	15.7

Total cost of revenues	16.4	16.3

Gross margin	83.6	83.7
Operating expenses:
Sales and marketing	48.6	48.8
Research and development	14.4	13.2
General and administrative	5.7	5.9
Goodwill amortization	—	1.2
Other intangible asset amortization	0.3	—

Total operating expenses	69.0	69.1

Income from operations	14.6	14.6
Interest and other income, net	1.9	2.9

Income before provision for income taxes	16.5	17.5
Provision for income taxes	(6.3)	(6.8)

Net income	10.2%	10.7%

Gross margin license	99.1%	99.0%
Gross margin services	61.6%	59.1%

The following table sets forth the geographic source of our revenues:

	Three Months Ended March 31,
	2002	2001
Americas	47%	35%
Europe	46	56
Rest of World	7	9

Total	100%	100%

Prior year amounts have been reclassified to conform to current year presentation.

Total Revenue.    Total revenues increased $9.3 million, or 9% during the three months ended March 31, 2002 to $107.5 million from $98.3 million for the three months ended March 31, 2001. A majority of our total revenues was derived from license fees for the BUSINESS OBJECTS product line for all periods presented. Our services revenues were comprised of revenues from maintenance, consulting and training activities. Our success in the extranet market continued to be a key growth driver, as license and allocated related service revenues from extranet products grew 39% to $23.5 million in the three months ended March 31, 2002 from $16.9 million for the three months ended March 31, 2001. Also contributing to our growth to a lesser extent was an increase in license revenues from our analytic applications products, which increased 165% to $3.5 million for the quarter ended March 31, 2002, from $1.3 million for the quarter ended March 31, 2001. There can be no assurance that increases in revenues related to extranets and analytic applications will continue to occur, or occur to the same extent to which they have historically occurred.

We operate internationally, with a substantial portion of our business conducted in foreign currencies. As such, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the euro, the British pound sterling and to a lesser extent, the Japanese yen and other foreign currencies.

License Fees.    Revenues from license fees increased $2.6 million, or 4% during the three months ended March 31, 2002 to $63.2 million from $60.6 million for the three months ended March 31, 2001. Geographically, the increase in revenues from license fees was attributable to growth in the Americas partially offset by a decline in revenues from license fees in Europe and Japan mainly due to slowdowns in these regions’ economic environments.

We anticipate that license fees, which represented approximately 59% of our total revenues for the three months ended March 31, 2002 and 62% for the three months ended March 31, 2001, will continue to represent a majority of our revenue for the foreseeable future. It is expected, however, that the percentage of total revenues derived from license fees may continue to decrease in the future if the growth in service revenues continues to exceed the growth in license revenues. In addition, as the number of our competitors and the market penetration by our competitors increases, or if regional economic environments worsen, the growth rate of our license fees in the future may not be as high as the growth rate achieved in the past.

Services.    Revenues from services consist of maintenance, consulting, and training revenues. Revenues from services increased $6.7 million, or 17.8% during the three months ended March 31, 2002 to $44.4 million from $37.7 million for the three months ended March 31, 2001. The increase in revenues from services was primarily due to increases in maintenance revenues resulting from the expansion of our installed customer base and concentration on the renewal of existing support contracts partially offset by a decline in consulting and education revenues in Europe. In addition, as the number of our competitors and the market penetration by our competitors increases, or if regional economic environments worsen, the growth rate of our services revenues may not be as high as the growth rate achieved in the past.

Cost of License Fees.    Cost of license fees consists primarily of materials, packaging, freight and third-party royalties. Cost of license fees remained constant at approximately 1% of license fee revenues for the three month periods ending March 31, 2002 and 2001.

Cost of Services.    Cost of services, which consists of the cost of providing consulting, training and maintenance, increased $1.6 million, or 10.5% during the three months ended March 31, 2002 to $17.0 million from $15.4 million for the three months ended March 31, 2001. Cost of services as a percentage of service revenue was 38% and 41% for the three months ended March 31, 2002 and 2001, respectively. The decrease as a percentage of service revenues was primarily due to improved productivity in providing maintenance support, partially offset by higher costs of providing consulting and education services, relative to the percentage of revenues derived from these services, as costs remained relatively flat while revenues declined compared to the three months ended March 31, 2001. The increase in expenses in absolute dollars resulted primarily from increased staffing necessary to support our maintenance support activities and increased facilities costs related to the relocation to our new facility in San Jose in April, 2001.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising and product promotion activities, and related facilities costs. Sales and marketing expenses increased $4.2 million, or 9% during the three months ended March 31, 2002 to $52.2 million from $48.0 million for the three months ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues were 49% for the quarters ended March 31, 2002 and 2001. The increase in sales and marketing expenses in absolute dollars was attributable to increased staffing and increased facilities expenses related to the relocation to our new facility in San Jose in April, 2001 offset partially by lower expenditures on tradeshows and other marketing. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Research and Development.    Research and development expenses consist primarily of salaries, related benefits, third party consultant fees, related facilities expenses and amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Blue Edge Software in December 2001, Olap@Work, Inc. in April 2000 and Next Action Technology, Ltd. in October 1999. Research and development expenses increased $2.5 million, or 19% during the three months ended March 31, 2002 to $15.5 million from $13.0 million for the three months ended March 31, 2001. Research and development expenses as a percentage of total revenues were 14% and 13% for the quarters ended March 31, 2002 and 2001, respectively. The increase in research and development expenses both as a percentage of total revenues and in absolute dollars is due to increased staffing and associated support for software engineers as part of our ongoing operations and our continued expansion of the analytical applications product line offset partially by lower amortization of intangible assets. As of March 31, 2002 and 2001, we have not capitalized any software development costs and all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

General and Administrative.    General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses increased $0.4 million, or 7% during the three months ended March 31, 2002 to $6.2 million from $5.8 million for the three months ended March 31, 2001. General and administrative expenses were 6% of total revenues for the quarters ended March 31, 2002 and 2001. General and administrative expenses increased in absolute dollars in the quarter ended March 31, 2002 due to increased staffing to support our growth, and to a lesser extent higher legal expenses related to litigation involving MicroStratgy and Cognos, offset partially by lower allowances for doubtful accounts resulting from better collections. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Goodwill Amortization and Other Intangible Asset Amortization

Goodwill amortization and other intangible asset amortization was comprised of the following (in thousands):

	Three months ended March 31,
	2002	2001
Goodwill amortization	$—	$1,132

Other intangible asset amortization	$332	$—

The decrease in goodwill amortization was due to our adoption of FAS 142 on January 1, 2002 whereby we no longer amortize goodwill. The increase in other intangible asset amortization was from the amortization of developed technology acquired in the purchase of Blue Edge Software in December 2001. $5,091,000 was allocated to developed technology and is being amortized over the greater of ratable revenues or its five year estimated useful life.

Interest and Other Income, Net

Interest and other income, net was comprised of the following (in thousands):

	Three months ended March 31,
	2002	2001
Net interest income	$1,655	$2,232
Other income	357	611

Total interest and other income, net	$2,012	$2,843

Interest and other income, net primarily represents net interest income, net gains and losses resulting from foreign currency exchange rate changes, and other income net of litigation expenses from the settlement of a patent infringement action.

Net interest income decreased during the quarter ended March 31, 2002 due to a decrease in average interest rates for the same period year over year partially offset by a 19% increase in cash and cash equivalents at March 31, 2002 as compared to March 31, 2001. Cash and cash equivalents totaled $261.4 million at March 31, 2002.

During September 1999, we executed a Memorandum of Understanding with Brio Software Inc. (Brio) in settlement of pending patent litigation. As part of the settlement, we dismissed our pending lawsuit against Brio involving our U.S. patent number 5,555,403 and Brio dismissed its pending lawsuit against us involving patent number 5,915,257 and agreed to pay us $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. We received and recognized in other income $500,000 from Brio under the settlement during the three months ended March 31, 2002 compared to $1 million received and recognized during the three months ended March 31, 2001. As at March 31, 2002, $1.0 million remained due under the settlement. Due to the inherent uncertainties with respect to Brio making the remaining quarterly payments on the settlement, we are recognizing the gain on settlement as payments are received.

Income Taxes

Our effective tax rate was 38% for the quarter ended March 31, 2002 and 39% for the quarter ended March 31, 2001. The 2002 effective rate is lower due primarily to a reduction in the French statutory rate. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

As of March 31, 2002, we had cash and cash equivalents of $261.4 million, an increase of $21.0 million from December 31, 2001. Cash generated from operations totaled $16.3 million for the three months ended March 31, 2002, as compared to $34.1 million for the comparable period in 2001. Net cash provided by operating activities for the three months ended March 31, 2002 was generated primarily by an increase in net income plus non cash charges for depreciation and amortization, an increase in deferred revenue and a decrease in accounts receivable, partially offset by increases in current and other assets and decreases in other current liabilities, accrued payroll and related expenses and accounts payable.

Investing activities for the three months ended March 31, 2002 consisted of the purchase of $4.0 million of property and equipment. Financing activities for the three months ended March 31, 2002 consisted of the issuance of ordinary shares for $10.9 million under employee stock plans.

Our principal source of liquidity is our operating cash flow. There is a risk that a decrease in demand for our products could reduce the availability of operating cash flow; however, we believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets for our products and services. A softening of demand for business intelligence software caused by a weakening of the economy in Europe has resulted in decreased revenues and has resulted and may continue to result in lower revenue growth rates and operating margins during the quarter ended March 31, 2002.

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

We are increasingly focusing our selling efforts on larger, enterprise-wide deployments of our products. We may have difficulty providing and managing these increased technical requirements. These potential difficulties could cause us to lose existing customers, limit us to smaller deployments and cause us to expand our research and development and technical support costs which could cause a decline in our revenues and an increase in our expenses.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we successfully settled a patent infringement claim against Brio Software, Inc. in 1999, and are currently involved with patent infringement claims against Cognos, Inc. and MicroStrategy Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

We do not believe that our products infringe the proprietary rights of any third parties. However, on October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENTTM, BUSINESS OBJECTS INFOVIEWTM AND BUSINESS OBJECTS BROADCAST AGENT PUBLISHERTM, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. On February 21, 2002 MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations with employees. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. This case is currently expected to proceed to trial on October 8, 2002. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively. Also, in July 1999, Brio Software, Inc. (Brio) filed an action alleging that we infringed upon one of its patents by selling our reporting functionality. Brio dismissed this lawsuit as part of a settlement announced in September 1999. We believe that software products offered in our target markets increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of March 31, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

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

As of March 31, 2002, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. A hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not have any investments in equity or debt securities traded in the public markets, nor do we currently use derivative financial instruments. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in Euro, British pounds sterling, and the Japanese yen. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of March 31, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

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

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENTTM, BUSINESS OBJECTS INFOVIEWTM and BUSINESS OBJECTS BROADCAST AGENT PUBLISHERTM, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. On February 21, 2002 MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, and tortious interference with contractual relations with employees. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. This case is currently expected to proceed to trial on October 8, 2002. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively.

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

Item 6.    Exhibits and Current Reports on Form 8-K

a)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS OBJECTS S.A.

By:	/s/ BERNARD LIAUTAUD
Bernard Liautaud
Chairman of the Board and Chief Executive Officer

Date:    May 14, 2002

By:	/s/ CLIFTON T. WEATHERFORD
Clifton T. Weatherford
Chief Financial Officer and Executive Vice President, Finance and Administration

Date:    May 14, 2002