Form 10-Q
period 2002-06-30
BUSINESS OBJECTS SA
filed 2002-08-14
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes____X__             No_____

The number of outstanding shares of each of the issuer’s classes of capital or common stock as of July 31, 2002 was 63,095,829 Ordinary Shares of Euro 0.10 nominal value, including 20,917,948 American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

Business Objects S.A.

BUSINESS OBJECTS S.A.
CONSOLIDATED BALANCE SHEETS
(In thousands of US dollars)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$324,845	$240,421
Restricted cash, current	8,103	8,103
Accounts receivable, net	79,997	87,523
Deferred taxes	9,981	9,900
Other current assets	14,017	12,832

Total current assets	436,943	358,779
Goodwill, net	13,870	13,648
Other intangible assets, net	5,734	6,973
Property and equipment, net	37,548	36,046
Restricted cash—long term	315	1,149
Deposits and other assets	5,400	4,874

Total assets	$499,810	$421,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,450	$19,972
Accrued payroll and related expenses	34,431	37,417
Deferred revenue	73,798	59,741
Other current liabilities	55,697	48,499

Total current liabilities	182,376	165,629
Long-term liabilities	2,913	3,174
Shareholders’ equity
Ordinary shares, Euro 0.10 nominal value ($0.10 U.S. as of June 30, 2002):
Authorized 88,154 at June 30, 2002 and 86,011 at December 31, 2001;
Issued and outstanding—63,054 at June 30, 2002 and 61,928 at December 31, 2001.	6,689	6,589
Additional paid-in capital	162,495	149,889
Treasury stock, 818 shares at June 30, 2002 and December 31, 2001	(9,049)	(9,049)
Retained earnings	162,354	139,455
Accumulated other comprehensive income	(7,968)	(34,218)

Total shareholders’ equity	314,521	252,666

Total liabilities and shareholders’ equity	$499,810	$421,469

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of US dollars, except per ADS and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues:	(unaudited)
License fees	$60,939	$61,012	$124,090	$121,613
Services	50,257	40,493	94,644	78,170

Total revenues	111,196	101,505	218,734	199,783
Cost of revenues:
License fees	519	464	1,062	1,066
Services	17,632	15,728	34,687	31,156

Total cost of revenues	18,151	16,192	35,749	32,222

Gross margin	93,045	85,313	182,985	167,561
Operating expenses:
Sales and marketing	54,658	48,490	106,841	96,477
Research and development	16,934	13,574	32,433	26,567
General and administrative	7,183	7,053	13,345	12,826
Restructuring charge	3,756	—	3,756	—
Intangible asset amortization	228	—	560	—
Goodwill amortization	—	1,115	—	2,247

Total operating expenses	82,759	70,232	156,935	138,117

Income from operations	10,286	15,081	26,050	29,444
Interest and other income, net	8,871	2,950	10,883	5,793

Income before provision for income taxes	19,157	18,031	36,933	35,237
Provision for income taxes	(7,279)	(7,032)	(14,034)	(13,742)

Net income	$11,878	$10,999	$22,899	$21,495

Net income per ADS and share—basic	$0.19	$0.18	$0.37	$0.35

ADS and shares used in computing net income per ADS & per share—basic	62,168	61,216	61,707	60,984

Net income per ADS and share—diluted	$0.18	$0.17	$0.35	$0.33

ADS and shares and common share equivalents used in computing net income per ADS & per share—diluted	64,605	64,686	64,686	64,802

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands of US dollars)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$22,899	$21,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,316	9,122
Deferred income taxes	57	—
Changes in operating assets and liabilities:
Accounts receivable, net	14,279	8,777
Current and other assets	277	46
Accounts payable	(3,268)	(5,420)
Accrued payroll and related expenses	(5,989)	(2,580)
Deferred revenue	9,628	5,836
Other current liabilities	4,990	(2,439)

Net cash provided by operating activities	51,189	34,836
Cash flows from investing activities:
Purchases of property and equipment	(6,460)	(21,218)
Business and minority interest acquisitions, net of cash acquired	—	(1,316)

Net cash used for investing activities	(6,460)	(22,534)
Cash flows from financing activities:
Issuance of shares	12,705	6,344
Restricted cash	833	2,013
Payments on notes payable	(833)	(2,907)

Net cash provided by financing activities	12,705	5,450
Effect of foreign exchange rate changes on cash and cash equivalents	26,990	(15,078)

Net increase in cash and cash equivalents	84,424	2,674
Cash and cash equivalents at the beginning of the period	240,421	199,581

Cash and cash equivalents at the end of the period	$324,845	$202,255

See accompanying notes to Condensed Consolidated Financial Statements.

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
June 30, 2002

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 2001.

2.    Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to allowances for uncollectible accounts receivable, product warranty, useful lives for property and equipment and intangibles, employee benefits, taxes and accrued restructuring charges. Actual results could differ from those estimates.

3.    Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $2.9 million at June 30, 2002 and $3.9 million at December 31, 2001.

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

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, we recognize revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions.

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

5.    Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$11,878	$10,999	$22,899	$21,495
Change in cumulative translation adjustment	28,348	(5,557)	26,250	(14,626)

Total comprehensive income	$40,226	$5,442	$49,149	$6,869

6.    Net Income per ADS and per Share

The following table sets forth the computation of basic and diluted net income per American Depositary Share (ADS) and per share (in thousands, except per ADS and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$11,878	$10,999	$22,899	$21,495

Denominator:
Basic weighted average ADSs and shares outstanding	62,168	61,216	61,707	60,984
Incremental ordinary shares attributable to shares issuable under employee stock plans and warrants	2,437	3,470	2,979	3,818

Diluted weighted average ADS and shares outstanding	64,605	64,686	64,686	64,802
Net income per ADS and per share—basic	$0.19	$0.18	$0.37	$0.35

Net income per ADS and per share—diluted	$0.18	$0.17	$0.35	$0.33

7.    Adjusted Net Income per ADS and per Share

The following table sets forth net income per share and per ADS adjusted to exclude goodwill amortization recognized prior to the adoption of FAS 142 on January 1, 2002 (in thousands, except for per ADS and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income	$11,878	$10,999	$22,899	$21,495
Add back: goodwill amortization, net of tax benefit of $435 and $876 for the three and six months ended June 30, 2001	—	680	—	1,371

Adjusted net income	$11,878	11,679	$22,899	22,866

Net income per share and per ADS—basic:
Reported net income per share and per ADS	$0.19	$0.18	$0.37	$0.35
Add back: goodwill amortization, net of tax benefit per share and per ADS	—	$0.01	—	$0.02

Adjusted net income per share and per ADS	$0.19	$0.19	$0.37	$0.37

Net income per share and per ADS—diluted:
Reported net income	$0.18	$0.17	$0.35	$0.33
Add back: goodwill amortization, net of tax benefit per share and per ADS	—	$0.01	—	$0.02

Adjusted net income per share and per ADS	$0.18	$0.18	$0.35	$0.35

8.    Segment Information

The Company has one reportable segment—business intelligence software products.

9.    Legal Proceedings

During May, 2002, we entered into an agreement in settlement of our patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively Cognos). Under the terms of the agreement, Cognos will license the rights to our technology under United States patent number 5,555,403 in exchange for payments totaling $24.0 million. The license will cover both past and future use of our technology. A $10.0 million first installment, which we estimate was attributable to past use of our technology, was received during June, 2002, and is included, net of $3.1 million of related legal expense, in interest and other income, net on the Consolidated Statements of Income. The remaining balance, which we estimate is attributable to future use of our technology, is due in eight quarterly installments of $1.75 million commencing on July 1, 2002. We will recognize these payments as they come due to match the timing of the recognition with the use of the licensed technology.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy Incorporated (MicroStrategy). The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENTTM, BUSINESS OBJECTS INFOVIEWTM and BUSINESS OBJECTS BROADCAST AGENT PUBLISHERTM, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. On February 21, 2002, MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations with employees and conspiracy in violation of the Virginia Code. The complaint seeks relief in the form of an injunction against us and monetary damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050, respectively. On June 13, 2002, the Court of Virginia granted our motion to stay the patent claims pending the reexamination of MicroStrategy’s two patents by the USPTO. The trial on the non-patent related claims is currently expected to proceed on October 8, 2002.

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

10.    Business Restructuring Charge

During the quarter ended June 30, 2002 we implemented a restructuring plan to eliminate approximately 50 positions and related facilities from our European field operations in order to better align our revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. Implementation of the plan resulted in restructuring charges to earnings totaling $3.8 million. The restructuring charges include $3.1 million of severance and fringe benefits and $720,000 for the net costs of abandoning leases. Four employees had been terminated as of June 30, 2002. No severance or lease abandonment costs had been paid as of June 30, 2002.

11.    Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill and indefinite lived intangible assets are no longer being amortized but are instead reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001, and we adopted FAS 142 on January 1, 2002 when our new fiscal year began. We performed an initial impairment analysis of our goodwill as of January 1, 2002 and found no impairment. Net goodwill was $13.9 million at June 30, 2002 and $13.6 million at December 31, 2001. The change in goodwill between periods is as a result of translating foreign denominated goodwill into U.S. dollars at varying exchange rates in effect at each balance sheet date.

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

12.    Subsequent Event

On July 9, 2002, we signed a definitive agreement to acquire Acta Technology, Inc. (Acta) of Mountain View, California. Acta is a privately held data integration vendor. The acquisition is expected to provide Business Objects with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications.

The purchase price is $65.0 million in cash in exchange for all shares of Acta. The transaction will be accounted for under the purchase method of accounting. Business Objects expects the acquisition to be completed during the third quarter of 2002. The acquisition has been approved by the board of directors of each company and is subject to regulatory approval and customary closing conditions.

On July 16, 2002, Informatica Corporation (Informatica) announced that it had filed a patent infringement action in U.S. District Court in Northern California against Acta, asserting that certain Acta products infringe on three of Informatica’s patents. In the suit, Informatica is seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. Informatica has asserted that Acta’s infringement of the Informatica patents was willful and deliberate, entitling Informatica to an award of treble damages, costs and reasonable attorney’s fees. Our current assessment is that Acta’s products do not infringe on the Informatica patents, and we intend to defend Acta from this action once the acquisition closes.

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

Recent Developments

During July, 2002, we signed a definitive agreement to acquire Acta Technology, Inc. (Acta) of Mountain View, California. Acta is a privately held data integration vendor. The acquisition is expected to provide Business Objects with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications.

The purchase price is $65.0 million in cash in exchange for all shares of Acta. The transaction will be accounted for under the purchase method of accounting. Business Objects expects the acquisition to be completed during the third quarter of 2002. The acquisition has been approved by the board of directors of each company and is subject to regulatory approval and customary closing conditions.

On July 16, 2002, Informatica Corporation (Informatica) announced that it had filed a patent infringement action in U.S. District Court in Northern California against Acta, asserting that certain Acta products infringe on three of Informatica’s patents. In the suit, Informatica is seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. Informatica has asserted that Acta’s infringement of the Informatica patents was willful and deliberate, entitling Informatica to an award of treble damages, costs and reasonable attorney’s fees. Our current assessment is that Acta’s products do not infringe on the Informatica patents, and we intend to defend Acta from this action once the acquisition closes.

Based upon a preliminary independent valuation of Acta’s intangible assets, we expect that a significant portion of the purchase price will be allocated to goodwill. Goodwill recorded as a result of this transaction will not be amortized in accordance with FAS 142 but will be tested for impairment annually. We also anticipate that a portion of the purchase price will be assigned to in-process research and development for technology which has not yet reached technological feasibility and which has no alternative future use. We plan on taking a special charge to write off the in-process technology during the third quarter of 2002. In addition, we expect to incur other non-recurring transition costs for salaries, relocation expenses and marketing costs. We expect that our cash and cash equivalents as of September 30, 2002 will be lower than at June 30, 2002 due to payment of the purchase price, which in turn may also have a negative impact on interest income for the quarter ended September 30, 2002.

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

We record provisions for allowances for doubtful accounts against general and administrative expenses. The provisions, which are netted against our accounts receivable on our consolidated balance sheets, totaled $2.9 million and $3.9 million at June 30, 2002 and December 31, 2001, respectively. These estimates are based on bad debt write-offs, analysis of credit memo data, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. Actual results could differ from those estimates.

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

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract as vendor specific objective evidence of fair value for maintenance exists. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). In situations where the reseller has a purchase order from the end-user that is immediately deliverable, we recognize revenue on shipment to the reseller, if other criteria in SOP 97-2 are met, since we have no risk of concessions.

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

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues:
License fees	55%	60%	57%	61%

Services	45%	40%	43%	39%

Total revenues	100%	100%	100%	100%
Cost of revenues:

License fees	0%	1%	0%	0%

Services	16%	15%	16%	16%

Total cost of revenues	16%	16%	16%	16%

Gross margin	84%	84%	84%	84%
Operating expenses:
Sales and marketing	49%	48%	49%	48%
Research and development	15%	13%	15%	13%
General and administrative	7%	7%	6%	7%
Restructuring charge	4%	0%	2%	0%

Intangible asset amortization	0%	0%	0%	0%
Goodwill amortization	0%	1%	0%	1%

Total operating expenses	75%	69%	72%	69%

Income from operations	9%	15%	12%	15%
Interest and other income, net	8%	3%	5%	3%
Income before provision for income taxes	17%	18%	17%	18%
Provision for income taxes	(7%)	(7%)	(7%)	(7%)

Net income	11%	11%	10%	11%

Gross margin license	99%	99%	99%	99%
Gross margin services	65%	61%	63%	60%

The following table sets forth the geographic source of our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Americas	52%	40%	50%	38%
Europe	42	54	44	55
Rest of World	6	6	6	7

Total	100%	100%	100%	100%

Prior year amounts have been reclassified to conform to current year presentation.

Total Revenue.    Total revenues increased $9.7 million, or 10% during the three month period ended June 30, 2002 to $111.2 million from $101.5 million for the three month period ended June 30, 2001. Total revenues increased $18.9 million, or 9% during the six month period ended June 30, 2002 to $218.7 million from $199.8 million for the six month period ended June 30, 2001. A majority of our total revenues for all periods presented was derived from license fees, primarily for the BUSINESSOBJECTS product line. Our services revenues were comprised of revenues from maintenance, consulting and training activities.

The growth in total revenues was due to increases in services revenues, while license revenues remained relatively flat from the prior year. Extranet revenues and allocated related service revenues decreased by 10% to $19.6 million for the three month period ended June 30, 2002 from $21.7 million for the same prior year period. Extranet revenues and allocated related service revenues increased by 12% to $43.1 million for the six month period ended June 30, 2002 from $38.6 million for the same prior year period due a strong 39% growth rate in the first quarter of 2002 over the same prior year period. Geographically, extranet revenues grew in the
Americas for the three and six month periods ended June 30, 2002 vs. the same periods in the prior year, but declined in Europe during the same periods vs. the same periods in the prior year due to an overall weak information technology (IT) spending environment.

Geographically, we experienced strong revenue growth in the Americas with period over period increases of 40% and 44% for the three and six month periods ended June 30, 2002, respectively, and 25% and 0% growth in the rest of world for the three and six month periods ended June 30, 2002, respectively. In Europe, total revenues decreased 10% for the three and six month periods ended June 30, 2002, compared to the same prior year periods as the overall IT spending environment continues to remain weak.

We operate internationally, with a substantial portion of our business conducted in foreign currencies. As such, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the euro, the British pound sterling and to a lesser extent, the Japanese yen and other foreign currencies.

License Fees.    Revenues from license fees decreased $0.1 million, or 0% during the three month period ended June 30, 2002 to $60.9 million from $61.0 million for the three months ended June 30, 2001. Geographically, the change in revenues from license fees was attributable to growth in the Americas and Japan offset by a decline in revenues from license fees in Europe due to a weak IT spending environment. Revenues from license fees increased $2.5 million, or 2% during the six month period ended June 30, 2002 to $124.1 million from $121.6 million for the six months ended June 30, 2001. Geographically, the increase in revenues from license fees for the six month period ended June 30, 2002 was attributable to growth in the Americas partially offset by declines in revenues from license fees in Europe and the rest of the world for the first half of 2002 as compared to the same period in 2001. We expect IT spending within Europe to remain weak at least through the quarter ending September 30, 2002, which may have a negative impact on our revenue growth during that quarter.

Revenues from the sale of our analytic applications increased 128% to $4.5 million for the quarter ended June 30, 2002, from $2.0 million for the quarter ended June 30, 2001 and 143% to $8.0 million for the six months ended June 30, 2002, from $3.3 million for the same period in the prior year.

Services.     Revenues from services consist of maintenance, consulting, and training revenues. Revenues from services increased $9.8 million, or 24% during the three month period ended June 30, 2002 to $50.3 million from $40.5 million for the three month period ended June 30, 2001. Revenues from services increased $16.5 million, or 21% during the six month period ended June 30, 2002 to $94.6 million from $78.2 million for the six month period ended June 30, 2001. The increase in revenues from services was primarily due to increases in maintenance revenues resulting from the expansion of our installed customer base and concentration on the renewal of existing support contracts partially offset by declines in consulting and education revenues in Europe. As the number of our competitors and the market penetration by our competitors increases, or if regional economic environments worsen, the growth rate of our services revenues may not be as high as the growth rate achieved in the past.

Cost of License Fees.    Cost of license fees consists primarily of materials, packaging, freight and third-party royalties. Cost of license fees remained constant at approximately 1% of license fee revenues for the three and six month periods ending June 30, 2002 and 2001.

Cost of Services.    Cost of services, which consists of the cost of providing consulting, training and maintenance, increased $1.9 million, or 12% during the three month period ended June 30, 2002 to $17.6 million from $15.7 million for three month period ended June 30, 2001. Cost of services increased $3.5 million, or 11% during the six month period ended June 30, 2002 to $34.7 million from $31.2 million for six month period ended June 30, 2001. Cost of services as a percentage of service revenue was 35% and 37% for the three and six month periods ended June 30, 2002 and 39% and 40% for the three and six month periods ended June 30, 2001, respectively. The decrease as a percentage of service revenues was primarily due to improved productivity in providing maintenance support. This was partially offset by higher costs of providing consulting and education services relative to the percentage of revenues derived from these services as costs increased while revenues remained relatively flat compared to the same period last year. The increase in expenses in absolute dollars resulted primarily from an increase in average salaries due to changes in the management structure of our customer support group in order to better support our customers by tier. To a lesser extent, year to date costs were higher compared to the same six month period in 2001 due to increased facilities costs related to the relocation to our new facility in San Jose in April, 2001.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising and product promotion activities, and related facilities costs. Sales and marketing expenses increased $6.2 million, or 13% to $54.7 million during the three month period ended June 30, 2002 from $48.5 million for the three month period ended June 30, 2001. Sales and marketing expenses increased $10.4 million, or 11% to $106.8 million during the six month period ended June 30, 2002 from $96.5 million for the six month period ended June 30, 2001. Sales and marketing expenses as a percentage of total revenues were 49% for the three and six month periods ended June 30, 2002 and 48% for the three and six month periods ended June 30, 2001. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenues for the three months ended June 30, 2002 was due to other severance costs totaling $1.6 million for the involuntary separation of approximately 30 employees which were in addition to severance costs included in part of the restructuring charge (see “Business Restructuring Charge” below), an increase in the average cost per employee, increased travel and entertainment expenses, and solution selling training expenses for our sales force, partially offset by a reduction in marketing expenses. Year to date expenses were also impacted to a lesser extent by increased facilities expenses related to the relocation to our new facility in San Jose in April, 2001. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Research and Development.    Research and development expenses consist primarily of salaries, related benefits, third party consultant fees, related facilities expenses and amortization of intangible assets allocated to employment contingencies resulting from the acquisitions of Blue Edge Software in December 2001, Olap@Work, Inc. in April 2000 and Next Action Technology, Ltd. in October 1999. Research and development expenses increased $3.4 million, or 25% during the three month period ended June 30, 2002 to $16.9 million from $13.6 million for the three month period ended June 30, 2001. Research and development expenses increased $5.9 million, or 22% during the six month period ended June 30, 2002 to $32.4 million from $26.6 million for the six month period ended June 30, 2001. Research and development expenses as a percentage of total revenues were 15% and 13% for the three and six month periods ended June 30, 2002 and 2001 respectively. The increase in research and development expenses both as a percentage of total revenues and in absolute dollars is due to an increase in the average number of employees for the three months and six months ended June 30, 2002 as part of our ongoing operations and our continued expansion of the analytical applications product line offset partially by lower amortization of intangible assets. As of June 30, 2002 and 2001, we have not capitalized any software development costs and all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

General and Administrative.    General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses increased $0.1 million, or 2% during the three month period ended June 30, 2002 to $7.2 million from $7.1 million for the three month period ended June 30, 2001. General and administrative expenses increased $0.5 million, or 4% during the six month period ended June 30, 2002 to $13.3 million from $12.8 million for the six month period ended June 30, 2001. General and administrative expenses were 7% of total revenues for the three months ended June 30, 2002 and 2001 and 6% and 7% for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses, while relatively flat in absolute dollars for all periods presented as compared to the same periods in the prior year had increases in salary expenses due to increased staffing to support our growth and higher legal expenses related to patent litigation, offset by reductions in allowances for doubtful accounts resulting from better collections. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Business Restructuring Charge

During the quarter ended June 30, 2002 we implemented a restructuring plan to eliminate approximately 50 positions in our European field operations in order to better align our revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. Implementation of the plan resulted in restructuring charges to earnings totaling $3.8 million. The restructuring charges include $3.1 million of severance and fringe benefits and $720,000 for the net costs of abandoning leases. Four employees had been terminated as of June 30, 2002. No severance or lease abandonment costs had been paid as of June 30, 2002.

Goodwill Amortization and Other Intangible Asset Amortization

Goodwill amortization and other intangible asset amortization was comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Goodwill amortization	$—	$1,115	$—	$2,247

Other intangible asset amortization	$228	$—	$560	$—

The decrease in goodwill amortization was due to our adoption of FAS 142 on January 1, 2002 whereby we no longer amortize goodwill. The increase in other intangible asset amortization was from the amortization of developed technology acquired in the purchase of Blue Edge Software in December 2001. Of the purchase price, $5.1 million was allocated to developed technology and is being amortized over the greater of ratable revenues or its five year estimated useful life.

Interest and Other Income, Net

Interest and other income, net was comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net interest income	$2,006	$2,112	$3,661	$4,343
Exchange (losses) gains	(556)	472	(699)	72
Other income	7,421	365	7,921	1,378

Total interest and other income, net	$8,871	$2,949	$10,883	$5,793

Interest and other income, net primarily represents net interest income, net gains and losses resulting from foreign currency exchange rate changes, and other income net of litigation expenses from the settlement of patent infringement actions.

During May, 2002, we entered into an agreement in settlement of our patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively Cognos). Under the terms of the agreement, Cognos will license the rights to our technology under patent number 5,555,403 in exchange for payments totaling $24.0 million. The license will cover both past and future use of our technology. The payments are due in installments of one $10.0 million payment due and paid during June, 2002, which we estimate is attributable to past use of our technology, and eight quarterly payments of $1.75 million due quarterly beginning the quarter ending September 30, 2002, which we estimate is attributable to future use of our technology. We recognized in other income $6.9 million in the quarter ended June 30, 2002 comprised of the $10 million payment net of legal fees of $3.1 million. We will recognize the remaining payments as they come due to match the timing of the recognition with the use of the licensed technology.

During September 1999, we executed a Memorandum of Understanding with Brio Software Inc. (Brio) in settlement of pending patent litigation. As part of the settlement, we dismissed our pending lawsuit against Brio involving our United States patent number 5,555,403 and Brio dismissed its pending lawsuit against us involving United States patent number 5,915,257 and agreed to pay us $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. We received and recognized in other income $500,000 and $1.0 million from Brio under the settlement during the three and six month periods ended June 30, 2002 respectively compared to $1.0 million and $2.0 million received and recognized during the three and six month periods ended June 30, 2001. As at June 30, 2002, $500,000 remained due under the settlement and will be recognized when received.

Net interest income decreased during the three and six month periods ended June 30, 2002 due to a decrease in average interest rates compared to the same periods in 2001 partially offset by an increase in invested cash at June 30, 2002 as compared to June 30, 2001. Cash and cash equivalents totaled $324.8 million at June 30, 2002.

Income Taxes

Our effective tax rate was 38% for the three and six months ended June 30, 2002 and 39% for the three and six months ended June 30, 2001. The lower effective rate for the three and six months ended June 30, 2002 was primarily due to a reduction in the French statutory rate. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $324.8 million, an increase of $84.4 million from December 31, 2001. Cash generated from operations totaled $51.2 million for the six month period ended June 30, 2002, as compared to $34.8 million for the same period in 2001. Net cash provided by operating activities for the six months ended June 30, 2002 was generated primarily by an increase in net income plus non cash charges for depreciation and amortization, a decrease in accounts receivable and an increase in deferred revenue and other current liabilities, partially offset by decreases in accounts payable and accrued payroll and related expenses.

Investing activities for the six month period ended June 30, 2002 consisted of the purchase of $6.5 million of property and equipment. Financing activities for the three and six month periods ended June 30, 2002 consisted of the issuance of ordinary shares for $12.7 million under employee stock plans, the release of $833,000 of restricted cash and the payment of $833,000 from escrow accounts due under notes payable.

Foreign exchange rate changes contributed $27.0 million in cash and cash equivalents due to the strengthening of the Euro and other currencies against the US dollar. A significant portion of our cash and cash equivalents is denominated in Euros, and to a lesser extent US dollars, the British pound sterling, the Japanese yen and other foreign currencies.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets for our products and services. A softening of demand for business intelligence software caused by a weak economy in Europe has resulted in decreased revenues and has resulted in lower revenue growth rates and operating margins during the quarter ended June 30, 2002, and we expect this trend will continue through at least the quarter ending September 30, 2002.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we successfully settled patent infringement claims against Brio in 1999, and Cognos in May of 2002, and are currently involved with a patent infringement claim against MicroStrategy Inc. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENTTM, BUSINESS OBJECTS INFOVIEWTM and BUSINESS OBJECTS BROADCAST AGENT PUBLISHERTM, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations with employees and conspiracy in violation of the Virginia Code. The complaint seeks relief in the form of an injunction against us and monetary damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050, respectively. On June 13, 2002, the Court of Virginia granted our motion to stay the patent claims pending the reexamination of MicroStrategy’s two patents by the USPTO. The trial on the non-patent related claims is currently expected to proceed on October 8, 2002. Also, in July 1999, Brio filed an action alleging that we infringed upon one of its patents by selling our reporting functionality. Brio dismissed this lawsuit as part of a settlement announced in September 1999. In addition, on July 16, 2002 Informatica Corporation filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”). If the proposed acquisition of Acta is consummated, Acta will become a wholly-owned subsidiary of Business Objects and Acta will continue to be a party in this suit. The complaint alleges that certain Acta products infringe on three of Informatica’s patents. Informatica has asserted that Acta’s infringement of the Informatica patents was willful and deliberate, entitling Informatica to an award of treble damages, costs and reasonable attorney’s fees. Informatica is seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. We believe that software products offered in our target markets increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and product functionalities begin to overlap.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of June 30, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

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

Risks related to our pending acquisition of Acta Technology, Inc.

If the proposed acquisition of Acta Technology, Inc. is consummated, integrating business operations may be difficult and may have a negative impact on the operating results and financial condition of the combined businesses, including employee morale and retention, customer and supplier retention, marketing operations, and all pending patent litigation.

If we complete the proposed merger, we will integrate two companies that have previously operated independently. The successful integration of Acta Technology, Inc. (“Acta”) with Business Objects will require, among other things, integration of Acta’s and our products, sales and marketing operations, information, software systems, the coordination of employee retention, hiring and training operations and coordination of future research and development efforts. Integrating Acta’s operations and personnel with ours will be a complex process. We may not be able to integrate the operations of Acta with our operations rapidly or without encountering difficulties, which, if they occur, may cause us to fail to realize the benefits we currently expect to result from integration and may cause material adverse short- and long-term effects on our operating results and financial condition. Among the difficulties may be negative employee morale, our inability to retain key Acta employees or personnel, loss of key customers and disruption of manufacturing and marketing operations.

On July 16, 2002 Informatica Corporation filed a patent infringement action in U.S. District Court in Northern California against Acta. If the proposed acquisition of Acta is consummated, Acta will become a wholly-owned subsidiary of Business Objects and Acta will continue to be a party in this suit. The complaint alleges that certain Acta products infringe on three of Informatica’s patents. Informatica has asserted that Acta’s infringement of the Informatica patents was willful and deliberate, entitling Informatica to an award of treble damages, costs and reasonable attorney’s fees. Informatica is seeking an injunction against future sales of the infringing products, as well as damages for past sales of the infringing products. See the Risk Factor “Third parties could assert that our technology infringes their proprietary rights” for the potential effects on our business operations.

We may be required to recognize additional non-cash charges against earnings if our management were to determine in the future that the remaining balance of goodwill was impaired.

Based upon a preliminary independent valuation of Acta’s intangible assets, we expect that a significant portion of the purchase price will be allocated to goodwill. Goodwill recorded as a result of this transaction will not be amortized in accordance with FAS 142 but will be tested for impairment annually. If our management were to determine in the future that the goodwill was impaired, we would be required to recognize a non-cash charge to write down the value of this goodwill and which would reduce our earnings.

We may be required in the future to expense stock options against earnings, which would adversely affect our reported earning.

The International Accounting Standards Board (IASB) has recently announced plans to require companies using IASB standards to recognize the fair value of employee stock options granted as an expense against reported earnings, Since we are listed on the Premier Marche Euronext Paris, we may be required to adopt IASB standards in the future. We do not currently expense stock options against earnings, but disclose pro forma information regarding net income and net income per share in the footnotes to our consolidated financial statements as included in our Annual Report or Form 10-K as required by U.S. Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standard 123. If we are required to expense stock options against earnings under FASB standards or if other similar standards are adopted by the FASB, our reported earnings in future periods would periods would be adversely affected, perhaps materially.

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

As of June 30, 2002, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. A hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not have any investments in equity or debt securities traded in the public markets, nor do we currently use derivative financial instruments. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in Euro, British pounds sterling, and the Japanese yen. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of June 30, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

During May, 2002, we entered into an agreement in settlement of our patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively Cognos). Under the terms of the agreement, Cognos will license the rights to our technology under United States patent number 5,555,403 in exchange for payments totaling $24.0 million. The license will cover both past and future use of our technology. A $10.0 million first installment, which we estimate was attributable to past use of our technology, was received during June, 2002, and is included, net of $3.1 million of related legal expense, in interest and other income, net on the Consolidated Statements of Income. The remaining balance, which we estimate is attributable to future use of our technology, is due in eight quarterly installments of $1.75 million commencing on July 1, 2002. We will recognize these payments as they come due to match the timing of the recognition with the use of the licensed technology.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy Incorporated (MicroStrategy). The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENTTM, BUSINESS OBJECTS INFOVIEWTM and BUSINESS OBJECTS BROADCAST AGENT PUBLISHERTM, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. On February 21, 2002, MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations with employees and conspiracy in violation of the Virginia Code. The complaint seeks relief in the form of an injunction against us and monetary damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, operating results, and financial condition. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050, respectively. On June 13, 2002, the Court of Virginia granted our motion to stay the patent claims pending the reexamination of MicroStrategy’s two patents by the USPTO. The trial on the non-patent related claims is currently expected to proceed on October 8, 2002.

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

Item 4.    Submission of Matters to a Vote of Security Holders

a) The Annual Ordinary and Extraordinary General Meeting of Shareholders was held on June 5, 2002.

b) Bernard Bourigeaud was elected Director of the Company.

Other Directors whose term of office continued after the meeting were:

Bernard Liautaud
Bernard Charlès
Albert Eisenstat
Arnold Silverman
John Olsen

c) The following proposals were adopted at the Annual Meeting of Shareholders by the margins indicated:

1.	To approve the unconsolidated financial statements of Business Objects S.A for the year ended December 31, 2001.

For	30,057,626
Against	237,023

2.	To approve the consolidated financial statements of Business Objects S.A for the year ended December 31, 2001.

For	30,156,315
Against	138,289

3.	To allocate the profits of the year ended December 31, 2001.

For	30,256,952
Against	34,816

4.	To ratify the appointment of Mr. Bernard Bourigeaud as a Director of the Company.

For	29,642,879
Against	652,498

5.	To elect Mr. Bernard Bourigeaud as a Director of the Company.

For	29,747,893
Against	547,353

6.	To authorize the Board of Directors to repurchase shares of the Company.

For	30,077,922
Against	214,521

7.	To issue 15,000 warrants to Mr. Bernard Bourigeaud.

For	28,551,039
Against	1,740,769

8.	To reserve 260,000 shares for issuance under the Company’s French Employee Savings Plan.

For	29,283,469
Against	1,008,929

9.	To re-affirm the price setting conditions of shares reserved for issuance under the 1995 International Employee Stock Purchase Plan.

For	30,242,436
Against	49,270

10.	To reserve 240,000 shares for issuance under the 1995 International Employee Stock Purchase Plan.

For	29,662,533
Against	629,833

11.	To authorize capital reductions by cancellation of treasury shares.

For	30,280,958
Against	14,329

12.	To delegate to the Board of Directors powers to issue securities of the Company giving immediate or deferred access to the share capital of the Company with preferential subscription rights.

For	30,273,172
Against	21,114

13.	To delegate to the Board of Directors powers to issue securities of the Company giving immediate or deferred access to the share capital of the Company without preferential subscription rights.

For	28,768,403
Against	1,492,193

14.	To authorize the Board of Directors to increase the share capital of the Company by incorporation of premiums, reserves or profits.

For	29,903,811
Against	391,733

15.	To confirm the waiver of the shareholders’ preferential subscription rights to the shares underlying share warrants issued to certain Directors at the shareholders meeting of June 12, 2001.

For	26,111,740
Against	4,180,377

16.	To amend article 12 of the Company’s articles of association relating to the powers of the Board of Directors in accordance with the French Commercial Code, as amended.

For	30,273,190
Against	21,643

17.	To amend article 13 of the Company’s articles of association relating to the powers of the Chairman of the Board, in accordance with the French Commercial Code, as amended.

For	30,288,128
Against	6,893

18.
To amend article 14 of the Company’s articles of association to allow for the separation of the offices of the Chairman of the Board and the Chief Executive Officer, in accordance with the French Commercial Code, as amended.

For	30,281,477
Against	12,437

19.
To amend article 15 of the Company’s articles of association to broaden it’s scope relating to the agreements subject to prior authorization or disclosure, in accordance with the French Commercial Code, as amended.

For	30,293,775
Against	1,548

20.
To amend article 11.2 of the Company’s articles of association in order to allow Directors representing a third of the members of the Board or the Chief Executive Officer to request the Chairman to call a Board of Directors meeting on a specific agenda, in accordance with the French Commercial Code, as amended.

For	30,288,594
Against	6,582

21.
To amend article 7.2 of the Company’s articles of association in order to apply certain notification obligations to the intermediaries holding shares on behalf of shareholders which are not resident of France, in accordance with the French Commercial Code, as amended.

For	28,281,235
Against	2,015,041

22.
To amend the form but not the content of articles 1, 7, 8, 11, 16, 18 and 21 of the Company’s articles of association in order to reflect the terminology of the law n.2001-420 of May 15, 2001 and the renumbering of law n.66-537 of July 24, 1966, due to the consolidation of this law into the French Commercial Code.

For	30,288,507
Against	6,577

For each of the above, abstentions are included as votes against, consistent with French law.

d)	Not applicable.

Item 6.    Exhibits and Current Reports on Form 8-K

a)	Exhibit 3(ii) By Laws
Exhibit 99.1 Certification of CEO and CFO

b)	Reports on Form 8-K-None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.

Date: August 14, 2002	By:	/s/ BERNARD LIAUTAUD
Bernard Liautaud Chairman of the Board and Chief Executive Officer

Date: August 14, 2002	By:	/s/ CLIFTON T. WEATHERFORD
Clifton T. Weatherford Chief Financial Officer and Executive Vice President, Finance and Administration