Form 10-Q
period 2002-09-30
BUSINESS OBJECTS SA
filed 2002-11-14
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of outstanding shares of each of the issuer’s classes of capital or common stock as of October 31, 2002 was 63,434,39 Ordinary Shares of Euro 0.10 nominal value, including 22,122,806American Depositary Shares (as evidenced by American Depositary Receipts), each corresponding to one Ordinary Share.

BUSINESS OBJECTS S.A.

BUSINESS OBJECTS S.A.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,356	$240,421
Restricted cash, current	8,654	8,103
Accounts receivable, net	76,276	87,523
Deferred taxes	9,979	9,900
Other current assets	14,979	12,832

Total current assets	376,244	358,779
Goodwill	75,361	13,648
Other intangible assets, net	12,097	6,973
Property and equipment, net	36,018	36,046
Restricted cash—long term	10,570	1,149
Deposits and other assets	4,964	4,874

Total assets	$515,254	$421,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,025	$19,972
Accrued payroll and related expenses	38,776	37,417
Deferred revenue	71,476	59,741
Income taxes payable	7,397	15,035
Other current liabilities	41,959	30,808
Notes payable—current portion	2,656	2,656

Total current liabilities	178,289	165,629
Notes and escrows payable	10,613	1,717
Long-term deferred rent	7,105	1,457

Commitments and contingencies

Shareholders’ equity
Ordinary shares, Euro 0.10 nominal value ($0.10 as of September 30, 2002 and $0.09 U.S. as of December 31, 2001):
Authorized 81,436 at September 30, 2002 and 86,011 at December 31, 2001;
Issued and outstanding—63,358 at September 30, 2002 and 61,928 at December 31, 2001	6,719	6,589
Additional paid-in capital	164,542	149,889
Treasury stock, 818 shares at September 30, 2002 and December 31, 2001.	(9,049)	(9,049)
Retained earnings	167,222	139,455
Accumulated other comprehensive loss	(10,187)	(34,218)

Total shareholders’ equity	319,247	252,666

Total liabilities and shareholders’ equity	$515,254	$421,469

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ADS and per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(unaudited)
Revenues:
License fees	$53,736	$55,293	$177,826	$176,906
Services	56,146	43,907	150,790	122,077

Total revenues	109,882	99,200	328,616	298,983
Cost of revenues:
License fees	742	532	1,804	1,598
Services	18,036	15,712	52,723	46,868

Total cost of revenues	18,778	16,244	54,527	48,466

Gross margin	91,104	82,956	274,089	250,517
Operating expenses:
Sales and marketing	56,056	50,419	162,897	146,896
Research and development	20,262	13,447	53,255	40,014
General and administrative	8,144	5,073	21,489	17,899
Acquired in-process technology	2,000	—	2,000	—
Restructuring	—	—	3,756	—
Goodwill amortization	—	1,122	—	3,369

Total operating expenses	86,462	70,061	243,397	208,178

Income from operations	4,642	12,895	30,692	42,339
Interest and other income, net	4,435	2,093	15,318	7,886

Income before provision for income taxes	9,077	14,988	46,010	50,225
Provision for income taxes	(4,209)	(5,696)	(18,243)	(19,438)

Net income	$4,868	$9,292	$27,767	$30,787

Net income per ADS and share—basic	$0.08	$0.15	$0.45	$0.51

ADS and shares used in computing net income per ADS & per share—basic	62,295	60,823	61,827	60,919

Net income per ADS and share—diluted	$0.08	$0.15	$0.43	$0.48

ADS and shares and common share equivalents used in computing net income per ADS & per share—diluted	63,801	63,762	64,095	64,510

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$27,767	$30,787
Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	13,259	13,217
Acquired in-process technology	2,000	—
Deferred income taxes	41	—
Changes in operating assets and liabilities:
Accounts receivable, net	20,120	8,514
Current and other assets	1,959	(2,067)
Accounts payable	(5,560)	(6,679)
Accrued payroll and related expenses	(1,385)	1,626
Deferred revenue	5,890	3,583
Income taxes payable	(6,164)	(8,770)
Other current liabilities	30	6,733

Net cash provided by operating activities	57,957	46,944
Cash flows from investing activities:
Purchases of property and equipment	(6,579)	(22,906)
Business and minority interest acquisitions, net of cash acquired	(62,454)	(1,316)

Net cash used for investing activities	(69,033)	(24,222)
Cash flows from financing activities:
Issuance of shares	14,782	8,539
Purchase of treasury shares	—	(4,438)
Increase in escrow payable	9,728	—
Changes in restricted cash	(9,421)	3,679
Repayment of notes payable	(833)	(4,573)

Net cash provided by financing activities	14,256	3,207
Effect of foreign exchange rate changes on cash and cash equivalents	22,755	(4,149)

Net increase in cash and cash equivalents	25,935	21,780
Cash and cash equivalents at the beginning of the period	240,421	199,581

Cash and cash equivalents at the end of the period	$266,356	$221,361

See accompanying notes to Condensed Consolidated Financial Statements.

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
September 30, 2002

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes as included in our Annual Report or Form 10-K for the year ended December 31, 2001.

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

3.    Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $3,285,000 at September 30, 2002 and $3,861,000 at December 31, 2001.

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

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract. Vendor specific objective evidence of the fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the renewal rate), which is based on the price established by us and the history we have developed of charging our customers for maintenance renewals. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). We do not accept orders from resellers when we are aware that a reseller does not have a purchase order from an end-user.

Services can consist of maintenance, training and/or consulting services. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenue under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor-specific objective evidence of fair value of services is based upon hourly rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

5.    Other Current Liabilities

Other current liabilities include accruals for sales, use and value added taxes, deferred rent, audit, tax and legal fees, accrued restructuring, deferred compensation under our deferred compensation plan, and other accruals, none of which individually account for more than 5 percent of total current liabilities.

6.    Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in stockholders’ equity. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$4,868	$9,292	$27,767	$30,787
Change in cumulative translation adjustment	(2,218)	11,363	24,032	(3,263)

Total comprehensive income	$2,650	$20,655	$51,799	$27,524

7.    Net Income per ADS and per Share

The following table sets forth the computation of basic and diluted net income per American Depositary Share (ADS) and per share (in thousands, except per ADS and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income	$4,868	$9,292	$27,767	$30,787

Denominator:
Basic weighted average ADSs and shares outstanding	62,295	60,823	61,827	60,919
Incremental ordinary shares attributable to shares issuable under employee stock plans and warrants	1,506	2,939	2,268	3,591

Diluted weighted average ADS and shares outstanding	63,801	63,762	64,095	64,510

Net income per ADS and per share—basic	$0.08	$0.15	$0.45	$0.51

Net income per ADS and per share—diluted	$0.08	$0.15	$0.43	$0.48

8.    Adjusted Net Income per ADS and per Share

The following table sets forth net income per share and per ADS adjusted to exclude goodwill amortization recognized prior to the adoption of FAS 142 on January 1, 2002 (in thousands, except for per ADS and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$4,868	$9,292	$27,767	$30,787
Add back: goodwill amortization, net of tax benefit of $426 and $1,304 for the three and nine months ended September 30, 2002	—	696	—	2,065

Adjusted net income	$4,868	$9,988	$27,767	$32,852

Net income per share and per ADS—basic:
Reported net income	$0.08	$0.15	$0.45	$0.51
Add back: goodwill amortization, net of tax benefit	—	$0.01	—	$0.03

Adjusted net income	$0.08	$0.16	$0.45	$0.54

Net income per share and per ADS—diluted:
Reported net income	$0.08	$0.15	$0.43	$0.48
Add back: goodwill amortization, net of tax benefit	—	$0.01	—	$0.03

Adjusted net income	$0.08	$0.16	$0.43	$0.51

9.    Segment Information

The Company has one reportable segment – business intelligence software products. We recognize our license revenue from three product families: BUSINESSOBJECTS 2000, BUSINESSOBJECTS Analytics and BUSINESSOBJECTS Data Integration. The Company does not track services revenues by product family as it is impracticable to do so. The following table summarizes license revenue recognized from each family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
BUSINESSOBJECTS 2000	$48,797	$52,944	$164,887	$171,267
BUSINESSOBJECTS Analytics	3,782	2,349	11,782	5,639
BUSINESSOBJECTS Data Integration	1,157	—	1,157	—

Total license revenue	$53,736	$55,293	$177,826	$176,906

10.    Legal Proceedings

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc (“Acta”). We acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s United States Patent No. 6,014,670 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, United States Patent No. 6,339,775 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications”. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References”. The complaint seeks relief in the form of an injunction, unspecified damages, and an award of treble damages. While this action is in a preliminary stage and we are still evaluating all issues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously. We cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

During May, 2002, we entered into an agreement in settlement of our patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively Cognos). Under the terms of the agreement, Cognos licensed the rights to our technology under patent number 5,555,403 in exchange for payments totaling $24 million. The license covers both past and future use of our technology. A $10 million first installment representing past use was received during June 2002, and was classified as Interest and Other income, net on the Consolidated Statements of Income for the quarter ended June 2002 net of $3.1 million of related legal expense . The remaining balance representing future use is to be paid in eight quarterly installments of $1.75 million commencing July 1, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments over the next two years, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, we will recognize the remaining settlement as other income once the amounts become due.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENT™, BUSINESS OBJECTS INFOVIEW™ and BUSINESS OBJECTS BROADCAST AGENT PUBLISHER™, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”.

MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations with employees and conspiracy in violation of the Virginia Code. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts that could derive in any material damages. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively. On June 13,

2002, the Court of Virginia granted our motion to stay the patent claims pending the reexam of MicroStrategy’s two patents by the USPTO. The trial on the non-patent related claims which was scheduled to proceed on October 8, 2002 has been continued by the Court. A new trial date has not been set yet. We believe that these claims are without merit and it is our current assessment that the likelihood that these claims will be material to us is remote.

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

11.    Business Restructuring Charge

During the quarter ended June 30, 2002 we implemented a restructuring plan to eliminate approximately 50 positions in our European field operations in order to better align our revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. Implementation of the plan resulted in restructuring charges to earnings totaling $3.8 million. The restructuring charges include $3.1 million of severance and fringe benefits and $720,000 for the net costs of abandoning leases. The restructuring reserve is included on the balance sheet as a component of other current liabilities.

The following table displays the status of the restructuring reserve at September 30, 2002 (in 000’s):

	Employee severance	Lease abandonment	Total
Restructuring charges in June 2002	$3,036	$720	$3,756
Cash payments	(942)	(86)	(1,028)
Adjustments to accrual due to foreign currency fluctuations from June 2002 to September 2002	147	35	182

Balance at September 30, 2002	$2,241	$669	$2,910

12.    Acquisition

On August 23, 2002, we acquired all the outstanding shares of Acta Technology, Inc. (“Acta”), a privately held data integration vendor. The results of Acta’s operations have been included in the consolidated financial statements since that date. The acquisition provides Business Objects with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications.

The aggregate purchase price was $65,465,000 in cash, including $700,000 of transactions costs. Of the purchase price, $9,310,000 has been placed in a stockholder escrow account. In addition, another $944,000 has been placed in an employee escrow account, representing withholdings from payments due to Acta management pursuant to change of control clauses and other employees’ future bonuses. Both funds are security for the indemnification obligations set forth in the merger agreement, and will be available for release in February 2004, subject to claims for indemnification. We have accounted for the escrow funds on our consolidated balance sheet as long-term restricted cash, and we have recorded a related long-term liability for $9,310,000 due former Acta stockholders February 2004 and $418,000 due employees over the next 3 years. The Acta acquisition has been accounted for under the purchase method of accounting.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, based on an independent third-party valuation of the intangible assets:

August 23, 2002
(in 000’s)
Cash	$3,011
Accounts receivable, net	2,658
Prepaid expense and other assets	3,084
Property, plant and equipment	662
In-process research and development	2,000
Other intangible assets	7,270
Goodwill	61,556

Total assets acquired	$80,241

Facilities shutdown accrual	$8,277
Other current liabilities	6,499

Total liabilities assumed	$14,776

Net assets acquired	$65,465

The in-process research and development was written off to the acquired in-process technology line on the Statement of Income at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Other intangible assets, which include developed technology of $4,500,000 and maintenance contracts of $2,700,000, will be amortized straight-line over a 5-year estimated useful life or actual revenues compared to estimated revenues, whichever is greater.

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”), goodwill will no longer be amortized but will be reviewed annually for impairment (or more frequently if impairment indicators arise). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company is still evaluating how much, if any, of the goodwill is expected to be deductible for tax purposes.

The facilities shutdown accrual represents the total future minimum lease payments of $13,124,000 that expire through 2007 for duplicate facilities in the United States and Europe, net of projected sublease income of $4,847,000.

The following pro forma combined results of operations for the three and nine months ended September 30, 2002 and 2001 are presented as if the acquisition had occurred at the beginning of the period. The charges associated with acquired in-process technology have not been reflected in the following pro forma summary as they are nonrecurring.

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Unaudited, in thousands except per share data)
Net revenues	$116,186	$104,964	$345,498	$318,869
Income (loss) before provision for income taxes	$(1,313)	$8,771	$26,650	$26,596
Net Income (loss)	$(6,788)	$3,774	$8,216	$10,205
Net income (loss) per ADS and share-basic	$(0.11)	$0.06	$0.13	$0.17
Net income (loss) per ADS and share-diluted	$(0.11)	$0.06	$0.13	$0.16

13.    Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001, and we adopted FAS 142 on January 1, 2002 when our new fiscal year began. With our adoption of FAS 142 we no longer amortize goodwill but are required to perform an impairment analysis of goodwill annually. We performed an initial impairment analysis at June 30, 2002 and found no impairment.

The changes in the carrying amount of goodwill from December 31, 2001 through September 30, 2002, are as follows (in thousands):

Balance as of December 31, 2001	$13,648
Goodwill acquired during the year	61,556
Foreign currency fluctuations	157

Balance as of September 30, 2002	$75,361

Other intangible assets are composed of the following at September 30, 2002 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Employment contracts	$7,434	$6,635	$799
Developed technology	9,591	905	8,686
Maintenance contracts	2,700	88	2,612

Totals	$19,725	$7,628	$12,097

The aggregate intangible amortization expense was $839,000 and $355,000 for the three months ended September 30, 2002 and 2001, respectively, and $2,077,000 and $1,483,000 for the nine months ended September 30, 2002 and 2001, respectively.

The estimated amortization expense for the next 5 fiscal years is as follows (in thousands):

For the year ended December 31, 2003	$3,582
For the year ended December 31, 2004	$2,813
For the year ended December 31, 2005	$2,350
For the year ended December 31, 2006	$1,796
For the year ended December 31, 2007	$272

14.    Notes and escrows payable

Notes and escrows payable represent non-interest bearing obligations due through February 2004 issued in connection with the acquisitions of Acta Technology, Inc. in August 2002 and Blue Edge Software in December 2001. The notes and escrows payable are due to former shareholders and employees of the acquired companies, and are secured by $10,046,000 of long term restricted cash placed into escrow accounts.

15.    Recent Pronouncements

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Cost Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 is not expected to have any material adverse impact on our financial position or results of its operations.

16.    Subsequent Events

Stock Repurchase Program

On October 22, 2002 we announced that our board of directors has authorized the repurchase of up to $40 million of the Company’s stock over the next year. Initially, the Company plans to purchase shares on the Euronext Paris market; the exact timing and number of shares will be determined by market conditions, and corporate and regulatory considerations. Consistent with current shareholders’ authorizations, the Company may repurchase up to 2,000,000 shares. This plan supersedes the previously announced stock repurchase plan, under which the Company was authorized to repurchase an additional 1,756,825 of shares through December 31, 2002, at a price not to exceed 60 euros per share. As of November 8, 2002, the Company had repurchased 250,000 shares under the new plan at an average price of 16.34 euros per share.

Stock Option Exchange Program

On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees and other to eligible international employees including employees in the United States. Pursuant to the terms and conditions of each program, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of 30 euros or higher granted under the Business Objects S.A. 1999 and 2001 Stock Option Plans, as amended. In exchange, new options will be granted on or about May 22, 2003, equal to the amount obtained by multiplying the number of shares to which a benefit has been renounced by the applicable exchange percentage. If an eligible employee renounces the right to the benefit of any one option, the employee is required to renounces the right to the benefit of all options granted to the employee during the six month period prior to the commencement of the offer regardless of its exercise price.

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

Acquisition

On August 23, 2002, we acquired all the outstanding shares of Acta Technology, Inc. (“Acta”), a privately held data integration vendor. The results of Acta’s operations have been included in the consolidated financial statements since that date. The acquisition provides Business Objects with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications.

The aggregate purchase price was $65.5 million in cash, including $700,000 of transactions costs. Of the purchase price, $9.3 million has been placed in a stockholder escrow account. In addition, another $944,000 has been placed in an employee escrow account, representing withholdings from payments due to Acta management pursuant to change of control clauses and other employees’ future bonuses. Both funds are security for the indemnification obligations set forth in the merger agreement, and will be available for release in February 2004, subject to claims for indemnification. We have accounted for the escrow funds on our consolidated balance sheet as long-term restricted cash, and we have recorded a related long-term liability for $9.3 million due former Acta stockholders February 2004 and $418,000 due employees over the next 3 years. The Acta acquisition has been accounted for under the purchase method of accounting.

Based upon an independent valuation of Acta’s intangible assets, $61.6 million of the purchase price was allocated to goodwill and $2.0 million was allocated to in-process research and development. In accordance with FAS 142, goodwill recorded as a result of this transaction will not be amortized but will be tested for impairment at least annually. The in-process research and development was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Other intangible assets include developed technology of $4.5 million and maintenance contracts of $2.7 million, both of which will be amortized straight-line over a 5-year estimated useful life or actual revenues compared to estimated revenues, whichever is greater.

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

We record provisions for allowances for doubtful accounts against general and administrative expenses. The provisions, which are netted against our accounts receivable on our consolidated balance sheets, totaled $3.3 million and $3.9 million at September 30, 2002 and December 31, 2001, respectively. These estimates are based on bad debt write-offs, analysis of credit memo data, specific identification of probable bad debts based on collection efforts, aging of accounts receivable and other known factors. Actual results could differ from those estimates.

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

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract. Vendor specific objective evidence of the fair value of maintenance is determined by reference to the price the customer will be required to pay when maintenance is sold separately (that is, the renewal rate), which is based on the price established by us and the history we have developed of charging our customers for maintenance renewals. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). We do not accept orders from resellers when we are aware that a reseller does not have a purchase order from an end-user.

Services can consist of maintenance, training and/or consulting services. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenue under the arrangement are recognized under the percentage of completion method of contract accounting based on input measures of hours. For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria, and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

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

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues:
License fees	49%	56%	54%	59%
Services	51%	44%	46%	41%

Total revenues	100%	100%	100%	100%
Cost of revenues:
License fees	1%	—	—	—
Services	17%	16%	16%	16%

Total cost of revenues	18%	16%	16%	16%

Gross margin	82%	84%	84%	84%
Operating expenses:
Sales and marketing	51%	51%	50%	49%
Research and development	18%	14%	16%	14%
General and administrative	7%	5%	6%	6%
Acquired in-process technology	2%	—	1%	—
Restructuring	—	—	1%	—
Goodwill	—	1%	—	1%

Total operating expenses	78%	71%	74%	70%

Income from operations	4%	13%	10%	14%
Interest and other income, net	4%	2%	4%	3%
Income before provision for income taxes	8%	15%	14%	17%
Provision for income taxes	(4%)	(6%)	(6%)	(7%)

Net income	4%	9%	8%	10%

Gross margin license	99%	99%	99%	99%
Gross margin services	68%	64%	65%	62%

The following table sets forth the geographic source of our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Americas	46%	44%	48%	40%
Europe	47	48	45	52
Rest of World	7	8	7	8

Total	100%	100%	100%	100%

Total Revenue.    Total revenues increased $10.7 million, or 11% during the three month period ended September 30, 2002 to $109.9 million from $99.2 million for the three month period ended September 30, 2001. Total revenues increased $29.6 million, or 10% during the nine month period ended September 30, 2002 to $328.6 million from $299.0 million for the nine month period ended September 30, 2001. The growth in total revenues for the three and nine months ended September 30, 2002 compared to the same prior year periods was due to an increase in service revenues, while license revenues decreased slightly for the 3 months ended September 30, 2002, and remained flat on a year to date basis. If the increase in the growth rate of our service revenues continues to exceed the growth rate of our license revenues, we could experience a decline in our gross margins, which could negatively impact our results of operations.

We operate internationally, with a substantial portion of our business conducted in foreign currencies. As such, our results are affected by year-over-year exchange rate fluctuations of the United States dollar relative to the euro, the British pound sterling and to a lesser extent, the Japanese yen and other foreign currencies.

License Fees.    Revenues from license fees decreased $1.6 million, or 3% during the three month period ended September 30, 2002 to $53.7 million from $55.3 million for the three months ended September 30, 2001. Geographically, the change in revenues from license fees was attributable to decreases in Europe, Japan and Asia Pacific due to weak IT spending environments offset by an increase in revenues from license fees in the United States. Revenues from license fees increased $0.9 million, or 1% during the nine month period ended September 30, 2002 to $177.8 million from $176.9 million for the nine months ended September 30, 2001. Geographically, growth in revenues from license fees in the Americas for the nine month period ended September 30, 2002 was partially offset by declines in license fees in the rest of the world as compared to the same period in 2001. We expect IT spending within Europe to remain weak at least through the quarter ending December 31, 2002, which may have a negative impact on our quarter over quarter revenue growth.

License revenues from the sale of BUSINESSOBJECTS 2000 decreased 8% to $48.8 million for the three months ended September 30, 2002, from $52.9 million for the three months ended September 30, 2001 and 4% to $164.9 million for the nine months ended September 30, 2002, from $171.3 million for the same period in the prior year. The decreases were primarily due to weak IT spending environments outside the United States.

License revenues from the sale of our BUSINESSOBJECTS Analytic products increased 61% to $3.8 million for the three months ended September 30, 2002, from $2.3 million for the three months ended September 30, 2001 and 109% to $11.8 million for the nine months ended September 30, 2002, from $5.6 million for the same period in the prior year. License revenues increased for all periods presented compared to the same periods in the prior year as customers from Europe and the Americas increased their spending on our analytic applications family of products.

License revenues from the sale of our BUSINESSOBJECTS Data Integration products, formerly Acta Technology products, totaled $1.1 million for the three and nine months ended September 30, 2002.

Services.    The majority of our service revenues are derived from maintenance revenue. Other service revenues consist of consulting and education revenues. Revenues from services increased $12.2 million, or 28% during the three month period ended September 30, 2002 to $56.1 million from $43.9 million for the three month period ended September 30, 2001. Revenues from services increased $28.7 million, or 24% during the nine month period ended September 30, 2002 to $150.8 million from $122.1 million for the nine month period ended September 30, 2001. Service revenues increased in all major geographic regions in absolute dollars and as a percentage of revenues for all periods presented compared to the same prior year periods.

The increase in revenues from services for all periods presented was primarily due to increases in maintenance revenues resulting from the expansion of our installed customer base and a concentration on the renewal of existing support contracts. As a high percentage of our customers renew maintenance each year, our maintenance revenue is generated from a growing cumulative customer base. If the rate of growth in our license revenue declines further or flattens, our installed customer base may not grow at the same rates as achieved in the past, which could cause the rate of maintenance revenue growth to slow and which could negatively impact our results of operations.

Other service revenues excluding maintenance revenues were flat for the three months ended September 30, 2002 and slightly down for the nine months ended September 30, 2002 as compared to the same prior year periods. The decrease in other service revenues for the nine month period was principally due to declines in consulting and education revenues in Europe offset by increases in the Americas.

Cost of License Fees.    Cost of license fees consists primarily of materials, packaging, freight, third-party royalties and amortization of developed technology. Cost of license fees remained constant at approximately 1% of license fee revenues for the three and nine month periods ending September 30, 2002 and 2001. The increase in cost of license fees in absolute dollars was due to charges from the amortization of developed technology related to the Acta and Blue Edge acquisitions, partially offset by manufacturing savings. Cost of license fees is expected to increase in absolute dollars on a quarter over quarter basis as developed technology is amortized to cost of license fees. Amortized technology expense totaled $370,000 for the three and nine months ended September 30, 2002. Amortization expense for the quarter ending December 31, 2002 and for the year ending December 31, 2003 related to Acta and Blue Edge acquired technology is projected to be $686,000 and $2.3 million, respectively.

Cost of Services.    Cost of services, which consists of the cost of providing maintenance, consulting and education, increased $2.2 million, or 14% during the three month period ended September 30, 2002 to $18.0 million from $15.7 million for three month period ended September 30, 2001. Cost of services increased $5.7 million, or 12% during the nine month period ended September 30, 2002 to $52.6 million from $46.9 million for nine month period ended September 30, 2001. Cost of services as a percentage of service revenue was 32% and 35% for the three and nine month periods ended September 30, 2002 and 36% and 38% for the three and nine month periods ended September 30, 2001, respectively.

The decrease as a percentage of service revenues was primarily due to improved productivity in providing maintenance support, and a change of mix in the services sold. During the three and nine month periods ended September 30, 2002, we sold more maintenance, which has a lower cost, than we did of consulting and education, which have a higher cost of sales, as compared to the same periods in the prior year. This decrease was partially offset by higher costs of providing consulting and education services for the three and nine months ended September 30, 2002 as compared to the same periods in the prior year. If consulting or education revenues continue to decline at a faster rate than at the rate at which we are able to reduce our underlying cost structure, we could experience a decline in service gross margins, which could negatively impact our results of operations.

The increase in costs in absolute dollars resulted primarily from an increase in the number of employees and average salaries due to changes in the management structure of our customer support group in order to better support our customers by tier, increases in third party consulting fees to support our consulting group and unfavorable changes in foreign exchange rates. To a lesser extent, year to date costs were higher compared to the same nine month period in 2001 due to increased facilities costs related to the relocation to our new facility in San Jose in April 2001.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising and product promotion activities, and related facilities costs. Sales and marketing expenses increased $5.6 million, or 11% to $56.1 million during the three month period ended September 30, 2002 from $50.4 million for the three month period ended September 30, 2001. Sales and marketing expenses increased $16.0 million, or 11% to $162.9 million during the nine month period ended September 30, 2002 from $146.9 million for the nine month period ended September 30, 2001. Sales and marketing expenses as a percentage of total revenues were 51% for the three month periods ended September 30, 2002 and 2001, and were 50% and 49% for the nine month periods ended September 30, 2002 and 2001, respectively.

The increase in absolute dollars for the three months ended September 30, 2002 as compared to the same period in the prior year was principally due to $850,000 of non recurring expenses for marketing programs, transitional employee expenses related to our acquisition of Acta and unfavorable changes in foreign exchange rates, offset partially by reductions in marketing programs. In addition to these factors, the increase in absolute dollars for the nine months ended September 30, 2002 as compared to the same period in the prior year was also caused by a charge for $1.6 million of severance costs related to the involuntary separation of approximately 30 employees in the second quarter of 2002, increases in the average cost per employee as we attract more experienced sales people, increased travel and entertainment expenses, and sales training expenses for our sales force, partially offset by a reduction in marketing expenses. Year to date expenses also increased to a lesser extent due to higher facilities expenses related to the relocation to our new facility in San Jose in April 2001. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Research and Development.    Research and development expenses consist primarily of salaries, related benefits, retention bonuses due employees hired as a result of the acquisition of Acta, third party consultant fees, related facilities expenses and amortization of intangible assets allocated to employment contingencies. Research and development expenses increased $6.8 million, or 51% during the three month period ended September 30, 2002 to $20.3 million from $13.4 million for the three month period ended September 30, 2001. Research and development expenses increased $12.7 million, or 32% during the nine month period ended September 30, 2002 to $52.7 million from $40.0 million for the nine month period ended September 30, 2001. Research and development expenses as a percentage of total revenues were 18% and 14% for the three month periods ended September 30, 2002 and 2001 respectively. Research and development expenses as a percentage of total revenues were 16% and 14% for the nine month periods ended September 30, 2002 and 2001, respectively.

The increase in research and development expenses for the three months ended September 30, 2002 both as a percentage of total revenues and in absolute dollars is primarily due to increased expenses associated with Acta for ongoing salaries, retention plan bonuses, and facilities, and to a lesser extent due to unfavorable changes in foreign exchange rates as the majority of our research and development expenses is incurred in euros. Expenses for the nine months ended September 30, 2002 were also higher due to the increase in the average number of employees due to our acquisition of Acta, our ongoing operations and our continued expansion of the analytical applications product line offset partially by lower amortization of intangible assets. As of September 30, 2002 and 2001, we have not capitalized any software development costs and all research and development costs have been expensed as incurred. Research and development expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

General and Administrative.    General and administrative expenses consist primarily of salaries, related benefits, fees for professional services including legal and accounting services, and allowances for doubtful accounts. General and administrative expenses increased $3.1 million, or 61% during the three month period ended September 30, 2002 to $8.1 million from $5.1 million for the three month period ended September 30, 2001. General and administrative expenses increased $3.6 million, or 20% during the nine month period ended September 30, 2002 to $21.5 million from $17.9 million for the nine month period ended September 30, 2001. General and administrative expenses were 7% and 5% of total revenues for the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses were 6% for the nine months ended September 30, 2002 and 2001. The increase in general and administrative expenses in absolute dollars and as a percentage of total revenue was primarily due to increases in salary expenses due to increased staffing to support our growth, higher legal expenses related to patent and other litigation, executive recruiting fees, and unfavorable changes in foreign exchange rates. Bad debt expense was also higher for the three months ended September 30, 2002 as compared to the same period in the prior year, but substantially lower for the nine month period ended September 30, 2002 due to better collections, resulting in a generally improved aging as compared to the same period in the prior year. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

Acquired In-Process Technology

On August 23, 2002, we acquired all the outstanding shares of Acta Technology, Inc. a privately held data integration vendor in exchange for $65.5 million in cash, including $700,000 of transaction costs. Based on an independent third-party valuation of the intangible assets, $2.0 million was allocated to acquired in-process technology, which was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

Business Restructuring Charge

During the quarter ended June 30, 2002, we implemented a restructuring plan to eliminate approximately 50 positions in our European field operations in order to better align our revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. Implementation of the plan resulted in restructuring charges to earnings totaling $3.8 million. The restructuring charges include $3.1 million of severance and fringe benefits and $720,000 for the net costs of abandoning leases. Of the total charges, $1.0 million has been paid through September 30, 2002. The restructuring reserve of $2.9 million is included on the balance sheet as a component of other current liabilities.

Goodwill Amortization and Other Intangible Asset Amortization

Goodwill amortization and other intangible asset amortization was comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Goodwill amortization	$—	$1,122	$—	$3,369

The decrease in goodwill amortization was due to our adoption of FAS 142 on January 1, 2002 whereby we no longer amortize goodwill.

During the quarter ended September 30, 2002, we reclassified $560,000 of other intangible asset amortization expense related to the amortization of Blue Edge developed technology incurred during the six months ended June 30, 2002 to research and development expenses on the consolidated statements of income. This corresponded to the period during which the Blue Edge technology was being integrated into our BUSINESSOBJECTS product offering. Effective July 1, 2002, we classify this amortization expense to cost of license fees.

Interest and Other Income, Net

Interest and other income, net was comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net interest income	$2,265	$2,217	$5,926	$6,560
Cognos payments, net of legal fees	1,750	—	8,671	—
Exchange losses	(155)	(308)	(854)	(236)
Other income	575	184	1,575	1,562

Total interest and other income, net	$4,435	$2,093	$15,318	$7,886

Interest and other income, net primarily represents net interest income, net gains and losses resulting from foreign currency exchange rate changes, and other income net of litigation expenses from the settlement of patent infringement actions.

During May 2002, we entered into an agreement in settlement of our patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively Cognos). Under the terms of the agreement, Cognos licensed the rights to our technology under patent number 5,555,403 in exchange for payments totaling $24 million. The license covers both past and future use of our technology. A $10 million first installment representing past use was received during June 2002 and classified as Other Income in the Consolidated Statements of Income for the quarter ending June 30, 2002, net of $3.1 million of related legal expense. The remaining balance representing future use will be paid in eight quarterly installments of $1.75 million commencing the quarter ending September 30, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments over the next two years, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, we will recognize the remaining settlement as other income once the amounts become due. For the three and nine month periods ended September 30, 2002, we have recognized other income, net of $1.75 million and $8.6 million, respectively. The $8.6 million is comprised of the $6.9 million net June 2002 payment plus the one installment of $1.75 million paid in July 2002.

During September 1999, we executed a Memorandum of Understanding with Brio Software Inc. (Brio) in settlement of pending patent litigation. As part of the settlement, we dismissed our pending lawsuit against Brio involving our U.S. patent number 5,555,403 and Brio dismissed its pending lawsuit against us involving patent number 5,915,257 and agreed to pay us $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. We received and recognized in other income $500,000 and $1.5 million from Brio under the settlement during the three and nine month periods ended September 30, 2002 respectively compared to $500,000 and $2.0 million received and recognized during the three and nine month periods ended September 30, 2001. As of September 30, 2002, the settlement has been paid in full.

Net interest income increased slightly during the three months ended September 30, 2002 compared to the same period in the prior year due to an increase in invested cash partially offset by a decrease in average interest rates compared to the same periods in 2001. Net interest income decreased on a year to date basis through September 30, 2002 compared to the same period in the prior year due to a decrease in average interest rates compared to the same periods in 2001 partially offset by an increase in invested cash.

Cash and cash equivalents totaled $266.4 million at September 30, 2002, down from $324.8 million at June 30, 2002. The principal cause of the decrease in cash and cash equivalents was due to the purchase of Acta Technology, Inc. in August 2002 for $65.5 million in cash, including transaction costs.

Income Taxes

Our effective tax rate was 46% for the three months ended September 30, 2002 and 40% for the nine months ended September 30, 2002. Excluding the impact of the non-deductible charge for acquired in-process technology, our adjusted effective tax rate was 38% for the three and nine months ended September 30, 2002, compared to 38% and 39% for the three and nine months ended September 30, 2001, respectively. The lower adjusted effective rate for the nine months ended September 30, 2002 was primarily due to a reduction in the French statutory rate. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents of $266.4 million, an increase of $25.9 million from December 31, 2001. Cash generated from operations totaled $58.0 million for the nine month period ended September 30, 2002, as compared to $46.9 million for the same period in 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was generated primarily by an increase in net income plus non cash charges for depreciation and amortization, a decrease in accounts receivable and an increase in deferred revenue, partially offset by decreases in other current liabilities and accounts payable and accrued payroll and related expenses.

Deferred revenue represents the balance of maintenance billed but not yet recognized, as we generally invoice first year and renewal maintenance services in advance for the 12 month maintenance period. Because a high percentage of our customers renew maintenance each year, the increase in the balance of deferred revenue is primarily due to a growing cumulative customer base and a corresponding increase in maintenance services billed but not yet recognized. During the quarters ended June 30, and September 30, 2002, we identified a number of customers who had allowed their maintenance contracts with us to expire. We were able to bring these customers back under maintenance, which contributed to a lesser extent to the increase in deferred revenue as of September 30, 2002. In addition, because a high percentage of our deferred revenue is foreign currency denominated, the balance is subject to fluctuations from changes in the value of the US dollar in relation to other foreign currencies, principally the euro and British pound sterling and this also contributed to the increase in deferred revenue as of September 30, 2002 to a lesser extent. Because a significant portion of our services revenues are recognized from maintenance revenues, a decline in the rate at which we renew maintenance contracts could negatively impact our results of operations.

Investing activities for the nine month period ended September 30, 2002 consisted of the purchase of Acta Technology, Inc., including transaction costs, for $62.5 million of cash, ($65.5 million in cash, including transaction costs net of $3.0 million of cash acquired), and the purchase of $6.6 million of property and equipment. Financing activities for the three and nine month periods ended September 30, 2002 consisted the transfer of $10.3 million into restricted cash accounts under escrow agreements related to the Acta acquisition, an increase in escrow payable of $9.7 million related to amounts due shareholders and employees related to the Acta acquisition, the issuance of ordinary shares for $14.8 million under employee stock plans, the release of $833,000 of restricted cash and the payment of $833,000 due under notes payable.

On October 22, 2002 we announced that our board of directors has authorized the repurchase of up to $40 million of the Company’s stock over the next year. Initially, the Company plans to purchase shares on the Euronext Paris market; the exact timing and number of shares will be determined by market conditions, and corporate and regulatory considerations. Consistent with current shareholders’ authorizations, the Company may repurchase up to 2,000,000 shares. This plan supersedes the previously announced stock repurchase plan, under which the Company was authorized to repurchase an additional 1,756,825 of its shares through December 31, 2002 at a price not to exceed 60 euros per share. As of November 8, 2002, the Company had repurchased 250,000 shares under the plan at an average price of 16.34 euros per share.

Our principal source of liquidity is our operating cash flow. There is a risk that a decrease in demand for our products could reduce the availability of operating cash flow; however, we believe that cash from operations together with existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

Stock Option Exchange Program

On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “French program”) and the other to eligible international employees including employees in the United States (the “International program”). Pursuant to the terms and conditions of each program, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of 30 euros or higher granted under the Business Objects S.A. 1999 and 2001 Stock Option Plans, as amended. In exchange, new options will be granted on or about May 22, 2003 equal to the amount obtained by multiplying the number of shares to which a benefit has been renounced by the applicable percentage as outlined below:

Exercise Price of Canceled Options	Applicable exchange Percentage
(in euros)
30 to 39.99	50%
40 to 49.99	33%
50 to 59.99	25%
60 and above	20%
Options granted since April 10, 2002 with an exercise price of less than 30 euros	67%

If an eligible employee renounces the right to the benefit of any one option, the employee is required to renounce the right to the benefit of all options granted to the employee during the six month period prior to the commencement of the offer regardless of its exercise price.

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

For the new options granted pursuant to the terms and conditions of the International program, each new option will retain the vesting schedule of the old option it replaces. For the new options granted pursuant to the terms and conditions of the French program, each new option will substantially retain the vesting schedule of the old option it replaces, except that the new options will not become exercisable until one year following the date of grant of the new options.

The programs were not available to (i) officers who are also members of the Board of Directors of Business Objects S.A. (ii) former employees and (iii) any of our employees who are resident in Sweden or Switzerland. In addition, new options will not be granted to individuals who are not employees of Business Objects S.A. or one of our affiliates (meaning entities in which Business Objects owns directly or indirectly 10% or more of the voting rights of such entities) as of the grant date of the new options.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market, and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets for our products and services. A softening of demand for business intelligence software caused by a weak economy in Europe has resulted in decreased revenues, lower revenue growth rates, and lower operating margins during the quarter ended September 30, 2002, and we expect this trend will continue through at least the quarter ending December 31, 2002.

Our quarterly operating results are subject to fluctuations, which may affect our stock price
.

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we successfully settled patent infringement claims against Brio in 1999, and Cognos in May of 2002, and are currently involved with a patent infringement claim against MicroStrategy Inc. and Informatica. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc (“Acta”). We acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s United States Patent No. 6,014,670 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, United States Patent No. 6,339,775 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications”. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References”. The complaint seeks relief in the form of an injunction, unspecified damages, and an award of treble damages. While this action is in a preliminary stage and we are still evaluating all issues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously. We cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENT™, BUSINESS OBJECTS INFOVIEW™ and BUSINESS OBJECTS BROADCAST AGENT PUBLISHER™, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”.

MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations with employees and conspiracy in violation of the Virginia Code. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts that could derive in any material damages. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively. On June 13, 2002, the Court of Virginia granted our motion to stay the patent claims pending the reexam of MicroStrategy’s two patents by the USPTO. The trial on the non-patent related claims which was scheduled to proceed on October 8, 2002 has been continued by the Court. A new trial date has not been set yet. We believe that these claims are without merit and it is our current assessment that the likelihood that these claims will be material to us is remote.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of September 30, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

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

Based upon an independent valuation of Acta’s intangible assets, a significant portion of the purchase price has been allocated to goodwill. In accordance with FAS 142, goodwill recorded as a result of this transaction will not be amortized but will be tested for impairment annually. If our management were to determine in the future that the goodwill was impaired, we would be required to recognize a non-cash charge to write down the value of this goodwill and which would reduce our earnings.

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

As of September 30, 2002, all of our cash and cash equivalents were classified as available-for-sale. The principal portion of our investments are not subject to interest rate risk; however, declines in interest rates over time will reduce our interest income. A hypothetical 10% move in interest rates would have an insignificant effect on our financial position, results of operations and cash flows. We do not have any investments in equity or debt securities traded in the public markets, nor do we currently use derivative financial instruments. Therefore, we do not currently have any direct equity price risk.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date, and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in Euro, British pounds sterling, and the Japanese yen. As a result, our operating results have been in the past, and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of September 30, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Item 4.    Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures.

Within the 90-day period prior to the date of the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in to Rule 13a-149(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in internal controls.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 5.    Other Information

Audit Services

We currently engage Ernst & Young PLC (“Ernst & Young”) as our independent auditors. In addition to the audit services they provide with respect to our annual audited consolidated financial statements and other filings with the Securities and Exchange Commission, Ernst & Young has provided non-audit services to us in the past and may provide them in the future. Non-audit services are services other than those provided in connection with an audit or a review of the financial statements of the Company. Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the third quarter of 2002 by the Company’s Audit Committee to be performed by Ernst & Young. During the quarterly period covered by this filing, the Audit Committee approved the recurring engagement of Ernst & Young for tax consultation services.

Board of Directors

On October 30, 2002, the Company’s Board of Directors appointed Gerald Held as Director of the Company subject to ratification at the next general meeting of shareholders. This nomination was made to fill the vacancy created by the resignation of Bernard Bourigeaud effective October 30, 2002.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc (“Acta”). We acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s United States Patent No. 6,014,670 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, United States Patent No. 6,339,775 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications”. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References”. The complaint seeks relief in the form of an injunction, unspecified damages, and an award of treble damages. While this action is in a preliminary stage and we are still evaluating all issues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously. We cannot forecast at this time with reasonable certainty the potential costs associated with an adverse outcome of this matter.

During May, 2002, we entered into an agreement in settlement of our patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively Cognos). Under the terms of the agreement, Cognos licensed the rights to our technology under patent number 5,555,403 in exchange for payments totaling $24 million. The license covers both past and future use of our technology. A $10 million first installment representing past use was received during June 2002, and was classified as Interest and Other income, net on the Consolidated Statements of Income for the quarter ended June 2002 net of $3.1 million of related legal expense. The remaining balance representing future use is to be paid in for the quarter ended June 2002, eight quarterly installments of $1.75 million commencing July 1, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments over the next two years, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, we will recognize the remaining settlement as other income once the amounts become due.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESS OBJECTS BROADCAST AGENT™, BUSINESS OBJECTS INFOVIEW™ and BUSINESS OBJECTS BROADCAST AGENT PUBLISHER™, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”.

MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations with employees and conspiracy in violation of the Virginia Code. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts that could derive in any material damages. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted our requests for reexamination of MicroStrategy’s United

States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively. On June 13, 2002, the Court of Virginia granted our motion to stay the patent claims pending the reexam of MicroStrategy’s two patents by the USPTO. The trial on the non-patent related claims which was scheduled to proceed on October 8, 2002 has been continued by the Court. A new trial date has not been set yet. We believe that these claims are without merit and it is our current assessment that the likelihood that these claims will be material to us is remote.

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

Item 6.    Exhibits and Current Reports on Form 8-K

a)     Exhibits

b)     Reports on Form 8-K:

A Report on Form 8-K was filed September 6, 2002 announcing under Item 2 the acquisition of Acta Technology, Inc., a Delaware corporation. No financial statements were filed with the report.

A Report on Form 8-K/A was filed November 6, 2002 under Item 7 reporting financial statements and exhibits required related to the acquisition of Acta Technology, Inc., a Delaware corporation.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.

Date: November 14, 2002	By:	/S/ BERNARD LIAUTAUD
Bernard Liautaud Chairman of the Board and Chief Executive Officer

Date: November 14, 2002	By:	/S/ CLIFTON T. WEATHERFORD
Clifton T. Weatherford Chief Financial Officer and Executive Vice President, Finance and Administration

I, Bernard Liautaud, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Business Objects S.A.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/S/ BERNARD LIAUTAUD
Bernard Liautaud Chairman of the Board and Chief Executive Officer

I, Clifton T. Weatherford, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Business Objects S.A.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/S/ CLIFTON T. WEATHERFORD
Clifton T. Weatherford Chief Financial Officer and Executive Vice President, Finance and Administration