Form 10-K
period 2002-12-31
BUSINESS OBJECTS SA
filed 2003-03-24
CIK 928753

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 0-24720

BUSINESS OBJECTS S.A.

(Exact name of registrant as specified in its charter)

The Republic of France	98-0355777
(Jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

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

* Ordinary Shares are not traded in the United States, rather they are deposited with The Bank of New York, as Depositary. Each American depositary share represents one Ordinary Share.

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☒  Yes    ☐  No

As of June 28, 2002, the last business day of our most recently completed second fiscal quarter, there were 63,054,461 Ordinary Shares of €0.10 nominal value (including 21,841,468 American depositary shares each corresponding to one Ordinary Share and 817,675 treasury shares). The aggregate market value of our common equity held by non-affiliates, based upon the closing sale price of our American depositary shares on June 28, 2002 as reported on the Nasdaq National Market, was approximately $1,742,297,198. Ordinary Shares and American depositary shares held by each of our officers and directors and by each person owning, to our knowledge, 5% or more of our common stock are excluded because such persons may be deemed to be affiliates of Business Objects. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, the number of outstanding shares of our common stock was 63,557,033 Ordinary Shares of €0.10 nominal value (including 26,867,289 American depositary shares each corresponding to one Ordinary Share and 1,067,675 treasury shares).

Documents Incorporated by Reference

We have incorporated by reference into Part III of this Form 10-K portions of our Proxy Statement for our Annual Meeting of Shareholders. References in this Form 10-K to the “Company,” “Business Objects,” “we,” “our,” and “us” refer to Business Objects S.A. and our consolidated subsidiaries.

Trademarks

BUSINESSOBJECTS, the Business Objects logo, BUSINESSQUERY, RAPID MARTS, SET ANALYZER, BUSINESSOBJECTS BROADCAST AGENT, BUSINESSOBJECTS PERSONAL TRAINER, RAPID DEPLOYMENT TEMPLATES, Set Analyzer, Semantically Dynamic, Smart Space, Universe Repository, Microcube, and WEBINTELLIGENCE are trademarks or registered trademarks of Business Objects S.A. in the U.S. and /or other countries. All other trademarks or trade names referenced in this Form 10-K may be the property of their respective owners.

Reporting Currency

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

American Depositary Shares

We have sponsored a program that provides for the trading of our Ordinary Shares in the United States in the form of American depositary shares (“ADSs”). Each ADS represents one Ordinary Share placed on deposit with The Bank of New York, as depositary (the “Depositary”) and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement (the “Deposit Agreement”) dated September 22, 1994, as amended and restated on May 8, 1996 and December 30, 1998, Ordinary Shares may be deposited with the Paris office of BNP Paribas, as custodian (the “Custodian”), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. The form of the Deposit Agreement is incorporated by reference as an exhibit to this Form 10-K.

This discussion contains forward-looking statements based on our expectations, assumptions, estimates and projections about Business Objects and our industry as of the filing date of this Form 10-K. These statements include, but are not limited to, statements concerning: the Company’s business strategy; the Company’s intention to capitalize on the opportunity to lead the market in enterprise standardization; the Company’s intention to continue to integrate Extraction, Transformation and Loading (ETL) software into its overall offering; the Company’s intention to continue to develop analytic applications functionality; the Company’s belief that it is well-positioned to take advantage of the interest in Enterprise Performance Management (EPM) applications and the Company’s belief that the likelihood that certain litigation will not be material. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1. Description of Business

Our Company

Business Objects S.A. is a leading worldwide provider of business intelligence (BI) solutions. We develop, market and distribute software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise to make better, more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create new queries or reports, access catalogs of reports and do simple or complex analysis of the data. Instead of struggling with complex and technical database terminology, users interact with data using business representations of information, or “business objects”, with which they are familiar. This patented technology is commonly referred to as our “semantic layer”. Our products are designed to be easy to use and architected to be secure, scalable and extensible.

We were incorporated in France in 1990. Our principal executive offices are located at 157-159, rue Anatole France, Levallois-Perret, France and 3030 Orchard Parkway, San Jose, California. Our web site is www.businessobjects.com.

Business Strategy

Our business strategy is focused on four key areas:

Lead the market in enterprise standardization. Companies are beginning the phase of selecting a business intelligence solution for enterprise standardization and this is a significant business opportunity for us. As enterprises realize the benefits of deploying business intelligence software, they look to standardize on a single enterprise-wide solution that can maximize their return on investment. To capitalize on this opportunity, we intend to ensure that our software can be used throughout the enterprise by the maximum number of users.

Offer a best-of-breed, end-to-end, business intelligence stack. We believe that corporations are increasingly looking to source all the components necessary for their business intelligence deployment from a single supplier. In 2002, Business Objects acquired Acta Technology Inc., a privately held data integration software vendor. Data integration software, often referred to as Extraction, Transformation and Loading (ETL) software, is used to extract data from corporate databases and enterprise applications. The software then transforms the data into the desired format and loads it into a data warehouse or data marts for reporting and analysis by business intelligence software. We intend to continue to integrate this software into our overall offering to provide a tightly integrated solution for customers looking to meet all their business intelligence requirements from a single supplier – from data integration to business intelligence platform to analytic applications.

Expand the analytic applications strategy. We believe that corporate IT departments are providing their users with packaged solutions to their business intelligence needs through both the purchase of off-the-shelf analytic applications and the development of applications in-house. Business Objects meets this dual need for “build and buy” by providing an analytic applications framework consisting of BUSINESSOBJECTS APPLICATION FOUNDATION, a software tool for building packaged applications and a set of thirteen pre-packaged application modules built using Application Foundation and grouped into the five domains of: Customer Intelligence; Product and Service Intelligence; Supply Chain Intelligence; Human Resources Intelligence and Financial Intelligence.

Exploit the wave of Enterprise Performance Management (EPM). One significant application of BI technology is EPM. EPM is the combination of BI, metrics and methodologies to improve enterprise performance. EPM has become a significant force in the market due to a number of factors. First, the economic downturn is driving the focus on operational dashboards to help companies more closely monitor their performance. Second, there is a general increase in demand for financial transparency and control. Third, there is pressure for companies to show a real return on their investments in Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) systems. Lastly, while the concepts of EPM are not new, the ability for companies to implement EPM applications is finally possible. Today, the enabling infrastructure of data warehouses and ERP/CRM systems are in place to make EPM meaningful. We believe that Business Objects is well-positioned to take advantage of the interest in EPM applications.

Products

Business Objects offers a complete suite of business intelligence software, which includes data integration, query, reporting, online analytical processing, information broadcasting, business alerts for end users, analytic application framework and pre-packaged analytic applications. It also includes administration tools that enable information technology professionals to set up and deploy our products across the enterprise. To provide greater flexibility to our customers, our software can be deployed in web, Windows or mobile environments. The Business Objects product line is divided into three families of products: data integration, BI platform and enterprise analytic applications.

Data Integration

Data Integration includes both the core data integration tool and pre-packaged data integration solutions.

•	BUSINESSOBJECTS DATA INTEGRATOR. DATA INTEGRATOR is the industry’s first real-time and batch data integration tool designed to simplify and speed data movement and data sharing across the enterprise. Interfaces are infrastructure components that enable BUSINESSOBJECTS Data Integrator to interact with applications and a broad range of corporate information stores in both batch and real-time.

•	BUSINESSOBJECTS RAPID MARTS. RAPID MARTS are packaged solutions to building data marts for business intelligence and analytic applications that enable IT departments to accelerate time to value for data integration projects. Rapid Marts combine domain knowledge with data integration best practice to deliver pre-built data models, transformation logic and data flows for extracting data from enterprise applications such as SAP, PeopleSoft, Oracle, JD Edwards and Siebel.

Business Intelligence Platform

BUSINESSOBJECTS 2000 is a strategic business intelligence platform and integrated BI toolset that enables users to access, analyze and share information within and beyond the enterprise. It has been designed to be easy to use and has been architected to be secure, scalable and extensible. BUSINESSOBJECTS 2000 consists of query, reporting and analysis; portal and broadcasting and administration products.

Query, Reporting and Analysis. BUSINESSOBJECTS 2000 provides query, reporting and analysis tools to meet the needs of all users with both Windows and web-based interfaces.

•	BUSINESSOBJECTS. BUSINESSOBJECTS provides integrated query, reporting and analysis for the enterprise. It is a web-enabled full-client tool that allows users to easily access, analyze and share the wealth of information stored in multiple data sources within and beyond the enterprise.

•	WEBINTELLIGENCE. WEBINTELLIGENCE provides query, reporting and analysis solutions for the web. It is a thin-client solution that enables users to access, analyze and share corporate data using a simple browser as their interface, while maintaining tight security over data access.

•	BUSINESSQUERY for Excel. BUSINESSQUERY opens up the power and ease of use of BUSINESSOBJECTS data access to users of Microsoft Excel. It offers users a simple tool to retrieve data from corporate databases, then combine and analyze it in their favorite spreadsheet.

•	BUSINESSOBJECTS PERSONAL TRAINER. PERSONAL TRAINER is an intranet-based training product for BUSINESSOBJECTS INFOVIEW, BUSINESSOBJECTS and WEBINTELLIGENCE users. It delivers fast, cost-effective training to users throughout the organization, while also monitoring their progress.

Portal and Broadcasting. BUSINESSOBJECTS 2000 meets information delivery requirements through the combination of a BI portal and powerful broadcast capabilities.

•	BUSINESSOBJECTS INFOVIEW. INFOVIEW is a BI portal that collects and consolidates a company’s BI information and presents it in a secure, focused and personalized view to users inside and outside an organization. INFOVIEW lets users personalize how they view, manage and distribute BI content. It is both a standalone BI portal and a BI content provider for enterprise information portals.

•	BUSINESSOBJECTS INFOVIEW MOBILE. INFOVIEW MOBILE extends the BI portal functionality of INFOVIEW, presenting BI information in a secured, focused and personalized way to mobile users inside and outside an organization via support for wireless devices such as mobile phones and personal digital assistants, including Palm, PocketPC and RIM Blackberry.

•	BUSINESSOBJECTS BROADCAST AGENT. BROADCAST AGENT delivers timely and personalized information via multiple devices to hundreds or thousands of users, through intelligent and cost effective delivery mechanisms. It provides a scalable solution to drive the quick delivery of business driven alerts and mission critical information that decision makers need, however, whenever and wherever they need it.

Administration. BUSINESSOBJECTS 2000 provides a full set of administrative tools to set up and manage an enterprise BI deployment.

•	BUSINESSOBJECTS DESIGNER. DESIGNER is a graphical design tool used to create the rich semantic layer or metadata that makes Business Objects tools intuitive for non-technical users. It can also work with existing metadata in an enterprise.

•	BUSINESSOBJECTS SUPERVISOR. SUPERVISOR provides powerful security and user management in a single graphical panel. With SUPERVISOR, users can be easily arranged into groups and departments, with security enforced at each level.

•	BUSINESSOBJECTS AUDITOR. AUDITOR is the Business Objects audit product. It helps administrators gain insight into their Business Objects deployment via a web-based tool. It offers extensive information on the Business Objects system and its use, as well as advanced analysis capabilities that will help administrators monitor, analyze and optimize their BI solution.

•	BUSINESSOBJECTS DEVELOPER SUITE. DEVELOPER SUITE is a development toolkit that allows customers and partners to customize, integrate and extend the Business Objects BI platform. DEVELOPER SUITE provides a complete toolkit including object models, documentation and samples to customize INFOVIEW, WEBINTELLIGENCE and BUSINESSOBJECTS or to embed them within another application.

Enterprise Analytic Applications

BUSINESSOBJECTS APPLICATION FOUNDATION. APPLICATION FOUNDATION is a complete framework for the rapid deployment of powerful analytic applications and management dashboards. It offers five analytic engines: sets for segmentation of business data, metrics to track and measure Key Performance Indicators (KPIs) over time, business rules and alerts for automatic notification of change, predictive analysis for insight into future events and statistical process control to support quality control processes.

BUSINESSOBJECTS ANALYTICS. BUSINESSOBJECTS ANALYTICS is a suite of integrated enterprise analytic applications built on Application Foundation and BusinessObjects 2000 to solve specific business problems and offer a single view of the business across multiple systems and departments. These applications provide expertise in analysis and presentation of information within specific business domains or functions and deliver the most relevant process support and best-practice analytics to end-users within one consolidated, enterprise view.

•	BUSINESSOBJECTS CUSTOMER INTELLIGENCE. CUSTOMER INTELLIGENCE helps businesses monitor, interpret and act on changing customer behavior to increase customer value and loyalty.

•	BUSINESSOBJECTS PRODUCT & SERVICE INTELLIGENCE. PRODUCT AND SERVICE INTELLIGENCE provides analysis of product pricing, channel impact, product promotions, basket analysis, cross-sell opportunities and revenue growth over a product’s lifecycle to help increase product profitability and market share.

•	BUSINESSOBJECTS SUPPLY CHAIN INTELLIGENCE. SUPPLY CHAIN INTELLIGENCE helps organizations ensure products are available in the correct quantity, at the correct location, in the most cost effective manner. It provides the pre-defined business metrics and best-practice analytics companies use to gain insight into their supply chain.

•	BUSINESSOBJECTS HUMAN RESOURCE INTELLIGENCE. HUMAN RESOURCE INTELLIGENCE helps organizations get a complete view of employee resources, costs, and performance across all areas of the business while optimizing recruitment, retaining and developing employees, and maximizing workforce results.

•	BUSINESSOBJECTS FINANCIAL INTELLIGENCE. FINANCIAL INTELLIGENCE helps managers ensure that all aspects of the revenue cycle are optimized and contribute positively to overall business performance. The product unveils bottlenecks and inefficiencies in the revenue cycle to help financial managers accurately determine cash and revenue forecasts.

Services

Post-Sales Customer Support and Software Maintenance. Our five customer support centers (Americas—San Jose and Atlanta, USA; Europe—Maidenhead, United Kingdom; and Asia/Pacific—Tokyo, Japan and Sydney, Australia) are staffed by highly trained support engineers who answer customer inquiries by telephone and email. All customer support centers use a common global case tracking, knowledge base and problem reporting system designed to enable engineers to share their knowledge and experience, improve the quality of our responses to customers, and reduce our response time for customer inquiries. Our value-added resellers, systems integrators, consulting partners and distributors, whom we support with our regional support centers, may also provide technical support.

We offer two levels of customer support programs, Standard and Premium Support, to better meet customers’ needs. All registered support customers who are current on our maintenance plan have access 24 hours a day, 7 days a week to our online customer support website. This website provides customers with access to up-to-date technical information and helps customers independently resolve inquiries. Customers can query the multiple technical repositories we have available to find a solution to their inquiries, participate in an online forum to discuss their business intelligence strategies or issues with other users, download service packs and documentation or log a case directly from the site to their local support center. Premium customers are assigned a specific team of customer advocates who focus on the customer’s individual deployment and provide extended service hours.

Software maintenance releases and post-sales technical support are provided to customers for an annual maintenance fee, which is charged in addition to the initial product license fee.

Customer Education and Training. We offer a comprehensive education and training program to customers and third-party consultants who support our products. Courses range from entry-level sessions for users to more advanced courses for information technology professionals. Every student is provided a complete hands-on experience to help reinforce learning with practical exercises.

We offer training classes through in-house facilities at more than a dozen locations worldwide. These facilities are complemented by a network of independent certified training centers in our principal markets throughout the world. Courses can also be delivered onsite at a customer’s location upon request.

To cater to varying business needs and learning styles, we offer a variety of training options. In addition to traditional classroom training, we offer virtual training courses for users who are scattered across multiple locations. We also offer computer-based training for large numbers of users. Our standard computer-based training product, BUSINESSOBJECTS PERSONAL TRAINER, is ideal for new users as it provides an introduction to basic techniques for BUSINESSOBJECTS and WEBINTELLIGENCE. Our customized computer-based training service, BUSINESSOBJECTS ENTERPRISE DESKTOP EDUCATION, is fully customized to meet the specific training requirements of the enterprise. Customers can choose the curriculum based on their users’ needs and skill level, use their own data and select the desired level of interactivity.

Consulting Services. Our consulting services provide expertise in the design, development and deployment of enterprise BI systems that meet the technical and business requirements of our customers. Consulting resources are located in major countries around the world, supplemented by third-party certified consulting partners. With in-depth knowledge of enterprise BI systems, analytic application deployment and data integration, our consultants ensure that customers can quickly benefit from the business value that our BI systems provide.

Our worldwide consulting organization has developed three main consulting practices to support the deployment of our product line—our enterprise business intelligence practice, analytic applications practice and data integration practice. Each practice area shares a common consulting methodology and best practices to allow delivery of an end-to-end BI solution that is scalable, reliable and delivers measurable business value. Our consultants have implemented BI systems into multiple vertical markets. Consulting services are generally charged to a customer on a per consultant per day basis.

Sales and Marketing

We market and sell our products and services directly through our direct sales organizations and indirectly through sales channels, such as value-added resellers, system integrators, consulting partners and distributors. Our sales and marketing organization is comprised of sales teams, each consisting of employees engaged in field sales, field technical support and field marketing. Each sales and marketing organization is responsible for the coordination of both direct and indirect sales in its assigned territory. We believe that focusing our direct sales efforts on identified customers while supporting our indirect sales channels to service our channel partners’ customers maximizes the utilization of our direct sales personnel.

Our sales cycle varies from customer to customer, typically requiring several months from the time of initial contact until closing a sale. For large customers or larger deals, the sales cycle can be over a year.

To support our sales efforts, we conduct marketing programs, including advertising, direct mail, public relations, web-based and face-to-face seminars and demonstrations at customer sites and at our offices, appearances at trade shows and ongoing customer communications programs and events.

Product Development

We believe that innovation, timeliness of product releases and high product quality are essential to maintain our competitive position. Consequently, we dedicate considerable resources to development efforts to enhance our existing products and to develop new products. To date, we have relied primarily on internal development of our products, but have in the past and may in the future continue to license or acquire technology or products from third parties. The product development group is responsible for the design, development and release of product enhancements, upgrades and new products and is based primarily in Levallois-Perret, France, with a significant team in San Jose, California, and smaller groups located in Canada, the U.K. and India. Our Company sponsored research and development expenses were $75.0 million in 2002, $55.2 million in 2001 and $40.7 million in 2000.

Customers

As of December 31, 2002, we have sold to more than 17,000 customers in over 80 countries. Our customers represent a wide, cross-industry spectrum of corporations and major governmental and educational institutions. During each of the last three fiscal years, no customer accounted for 10% or more of our consolidated revenues. A partial list of customers, by industry segment, who have made purchases of our software licenses in excess of $100,000 in 2002 include:

Consumer/Retail	Healthcare/Pharmaceuticals	Transportation/Automotive	Technology
7-Eleven America Online Anheuser-Busch Burger King Coors Brewing Company General Mills Home Shopping Network Kraft Foods Neiman Marcus TruServ Unilever Vivendi	Astra Zeneca Blue Cross Blue Shield CareFirst of Maryland, Inc. Delta Dental GlaxoSmithKline Medtronic Pfizer, Inc. Philips Medical Systems

Air France

Audi AG

The Boeing Company

Canadian Pacific Railway

Central Japan Railway Company

Daimler Chrysler

Japan Airlines Co. LTD

Peugeot Citroen Automobiles

Virgin Atlantic Airways Ltd.

Volvo

Yamaha Motor Corporation

Brocade Cisco Systems Hewlett-Packard Hitachi Data Systems Ingram Micro Mercury Interactive Sanyo Electric Sharp Corporation Toshiba

Telecommunications	Government/Educational	Financial Services/Insurance
BellSouth Cingular Nextel Communications Nokia SBC Communications Telecom Italia Mobile Telefonica De Espana US CellularVodafone Voicestream

French Ministry of Agriculture

Stanford University

State of Louisiana

State of Vermont

United Nations

University of Pennsylvania

U.S. Department of Commerce

U.S. Department of Justice

U.S. Food & Drug Administration

Abbey National PLC

Banco Do Brasil

Banque De France

Citibank

Credit Suisse First Boston

Dresdner Bank ING Bank

JP Morgan Chase

National Australia Bank

Royal & Sun Alliance Insurance

Societe De La Bourse

Wells Fargo

Competition

The market for our software is highly competitive, rapidly evolving and subject to rapidly changing technology. We compete principally with providers of business intelligence software, analytic applications, query and reporting software, ETL software and data warehousing software. Our direct competitors for our business intelligence suite include Actuate Corporation, Brio Software, Inc., Cognos Incorporated, Crystal Decisions, MicroStrategy, Inc. and Oracle Corporation. We also indirectly compete with suppliers of enterprise application software encompassing both enterprise resource planning and customer relationship management, including Microsoft Corporation, Siebel Systems, Inc., PeopleSoft, Inc., SAP AG and Oracle Corporation. Competitors for our analytic applications include: Cognos Incorporated, Informatica Corporation, E.piphany, Inc., Hyperion Solutions Corporation, SAS Institute and SAP AG. Competitors for our ETL products include Informatica Corporation, Ascential Software Corporation and Sagent. A number of our competitors and potential competitors have significantly greater financial and other resources than we have, which may enable them to more effectively address more effectively new competitive opportunities. In addition, some of our competitors, particularly companies that offer relational database management software systems and enterprise resource planning software systems, have well-established relations with some of our existing and targeted customers.

We believe that the principal competitive factors that impact the market we serve include: price, performance, scalability, ease of use, functionality, product architecture, product quality and reliability, scope of distribution, customer support and name recognition. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

Manufacturing

We rely upon third-party suppliers in France and the United States to perform our CD duplication, print our user manuals, package our products, manufacture related materials incorporated into our products and deliver our product via electronic software download. To date, we have not experienced any material difficulties or delays in manufacturing or electronic delivery.

Patents and Intellectual Property Protection

We believe that we own or have licensed all proprietary rights relating to our software products. Our success depends in part on our ability to protect our property rights in our intellectual property. To protect our proprietary information, we use a combination of protections provided by patent, copyright and trademark laws, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements, including confidentiality provisions.

We currently have two patents issued in the United States, numbers 5,555,403 and 6,247,008, both relating to a “Relational Database Access System Using Semantically Dynamic Objects.” We also have obtained a registered trademark in the United States, France and other countries for our name, together with our logo, as well as for certain other product names. Despite our efforts, we may not successfully protect our proprietary rights from misappropriation. While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition and ongoing product support and enhancement may be more significant in maintaining our competitive position.

Litigation may be necessary to protect and defend our proprietary rights. For example, in 1999 and May 2002 we settled litigation in our favor asserting that our competitors, Brio Software, Inc., Cognos Inc. and Cognos Corporation were infringing upon our rights under our patent. We also filed a lawsuit against another competitor, MicroStrategy Incorporated, in October 2001, alleging patent infringement under U.S. patent number 5,555,403. On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. (“Acta”). We acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s United States Patent No. 6,014,670 and 6,339,775 both entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications”. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References” (see Item 3. Legal Proceedings). Litigating claims relating to our intellectual property can be very expensive in terms of management time and resources.

Our software products are generally licensed to end users pursuant to a perpetual license. Occasionally, we license a portion of our technology in object code to third parties. We also license certain software programs from third parties and incorporate these programs into our software products, including an object request broker that allows messaging between software components from Borland Software Corporation and Visual Basic Application functionality from Microsoft Corporation. In addition, we may sub-license third-party software products, such as BUSINESS OBJECTS PERSONAL TRAINER, directly to our customers as a stand-alone add-on product.

Employees

As of December 31, 2002, we had 2,162 full-time employees, including:

•	539 in research and development;
•	1,164 in sales and marketing;
•	190 in customer service and support and
•	269 in finance and administration.

Our employees in France are represented by the CFDT Union—Confédération Francaise Démocratique du Travail —since October 2002 and by the CGT Union—Confédération Générale du Travail—since November 2002. Our employees in France represent 34% of our labor force at December 31, 2002. The Union collective bargaining agreements are renewed annually. We have never experienced any work stoppage.

Under French law, management is required to hold monthly meetings with a delegation of elected employee representatives called the comité d’entreprise, to discuss employment matters and our economic condition and to provide appropriate information and documents relating to these matters. As required under French law, two employee representatives are entitled to be present at meetings of our Board of Directors, but do not have any voting rights.

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

Foreign and Domestic Operations and Export Sales

This information is set forth in Note 12 “Segment and Geographic Information” in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K and is incorporated herein by this reference.

Web Site Postings

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, available free of charge through our website, www.businessobjects.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

Seasonality

Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months.

Item 2. Description of Property

Our corporate headquarters are in Levallois-Perret, France, a suburb of Paris, and consist of approximately 163,000 square feet of office space under lease through 2009, with an option to cancel in 2006 without penalty. We are subleasing approximately 38,000 square feet of this facility.

Our U.S. headquarters are in San Jose, California, and consist of approximately 126,000 square feet of office space under lease through 2011, with a right to extend the lease term for one additional six-year period. As of December 31, 2002, approximately 25,000 square feet is considered excess capacity and we are actively trying to sublease the space. We also lease approximately 61,000 square feet of office space in Mountain View, California under a lease expiring in 2007. This office space was used as Acta Technology, Inc.’s headquarters prior to our acquisition of Acta in August 2002. All Acta employees were relocated to our San Jose facility in September 2002 and the remaining lease payments are accrued net of anticipated sublease income as of December 31, 2002 as part of Acta’s facility shutdown accrual.

We lease a facility in Maidenhead, England, measuring approximately 56,000 square feet, under a lease expiring in 2021. We have additional smaller leased field sales and software development offices in the Americas, Europe, Japan and Asia Pacific regions.

We believe that our existing facilities are adequate to meet current requirements and that additional space will be available as needed to accommodate any future expansion of the corporate locations and for any sales and software development offices.

Item 3. Legal Proceedings

The material set forth in Note 6 “Commitments and Contingencies—Legal Matters” of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

U.S. Market Information

We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of American depositary shares. Each American depositary share represents one ordinary share placed on deposit with The Bank of New York, as depositary and is issued and delivered by the depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the depositary, ordinary shares may also be deposited with the Paris office of BNP Paribas, as custodian. Our American depositary shares have been quoted on the Nasdaq National Market since September 1994 under the symbol BOBJ.

French Market Information

Our ordinary shares have been listed on the Premier Marché of Euronext Paris since November 1999 under the Euroclear code 12074. The Premier Marché is a regulated market managed and operated by Euronext Paris, the organization that manages and operates the following three markets: Premier Marché, Second Marché and Nouveau Marché. The securities of most large public companies are listed on the Premier Marché, with the Second Marché available for small and medium-sized companies. Trading on the Nouveau Marché was introduced in 1996 to allow companies seeking development capital to access the stock market. In addition, securities of certain other companies are traded on a non-regulated over-the-counter market, the Marché Libre OTC.

The Premier Marché of Euronext Paris

Admission to the Premier Marché is subject to certain capital adequacy and liquidity requirements determined by Euronext Paris. In addition, companies applying for listing on the Premier Marché are required to publish comprehensive information regularly and to keep the public informed of events likely to affect the market price of the securities.

Official trading of listed securities on Euronext Paris is transacted through authorized financial institutions that are members of Euronext Paris. Trading on the Premier Marché takes place continuously on each business day from 9:00 a.m. through 5:25 p.m. (Paris, France time), with a pre-opening session from 7:15 a.m. through 9:00 a.m. (Paris, France time) and a pre-closing session from 5:25 p.m. to 5:30 p.m. during which transactions are recorded but not executed and a closing auction at 5:30 p.m. Any trade that occurs after the close of a stock exchange session is recorded on the next business day at the previous session’s closing price for that security.

Euronext Paris has introduced continuous electronic trading during trading hours for most actively listed securities. Euronext Paris publishes a daily official price list that includes, among other things, price information on listed securities.

Euronext Paris places securities listed on the Premier Marché in one of three categories depending on their trading volume. Our shares are placed in the category known as Continu, which includes the most actively traded securities. To be placed in the category Continu, Euronext Paris requires that a company already listed on a regulated market of Euronext Paris be the object of a minimum of 2,500 trades per year.

Since September 25, 2000, all trading on the Premier Marché of Euronext Paris is performed on a cash settlement basis on the third day following the trade. However, a Deferred Settlement Service (Service à Règlement Différé or SRD) allows investors who elect this service to benefit from leverage and other special features of the previous monthly settlement market. The service is only available for trades in securities that either are SBF 120 components or have both a total market capitalization of at least euro 1 billion and represent a minimum daily average trading volume of euro 1 million on Euronext Paris and that are cited in a list published by Euronext Paris. Investors in shares eligible for SRD can elect on the determination date (date de liquidation), which is, at the latest, the fifth trading day before the end of the month, either to settle the trade by the last trading day of the month or to pay an additional fee and postpone the settlement decision to the determination date of the following month. Our shares are eligible for the SRD.

Ownership of equity securities traded on a deferred settlement basis is considered to have been transferred only after they have been registered in the purchaser’s account. In accordance with French securities regulations, any sale of securities executed on a deferred settlement basis during the month of a dividend is deemed to occur after payment of the dividend. The account of the purchaser having purchased the securities prior to the date of the dividend payment, but during the month of a dividend payment date, is credited with an amount equal to the dividend paid and the seller’s account is debited by the same amount.

Prior to any transfer of securities held in registered form on the Premier Marché, the securities must be converted into bearer form and accordingly inscribed in an account maintained by an accredited intermediary with Euroclear France SA, a registered clearing agency. Transactions in securities are initiated by the owner giving instruction (through an agent, if appropriate) to the relevant accredited intermediary. Trades of securities listed on the Premier Marché are cleared and settled through Euroclear France SA using a continuous net settlement system. A fee or commission is payable to the broker-dealer or other agent involved in the transaction.

Trading in securities listed on the Premier Marché may be suspended by Euronext Paris if quoted prices exceed certain price limits defined by the regulations of Euronext Paris. In particular, if the quoted price of a Continu security varies by more than 10% from the previous day’s closing price, Euronext Paris may suspend trading for up to 4 minutes. Further suspensions for up to 4 minutes are also possible if the price again varies by more than 10% from the threshold at which the suspension was initiated. During the continuous trading session, Euronext Paris may also suspend trading for a 4 minute period if the price varies by more than 2% from the last traded price. Euronext Paris may also suspend trading of a security listed on the Premier Marché in certain other limited circumstances, including for example, the occurrence of unusual trading activity in the security. In addition, in exceptional cases, the Conseil des Marchés Financiers (the self-regulatory authority over French stock exchanges) and the Commission des opérations de bourse (the French securities and exchange commission) may also suspend trading.

High and Low Price Range

The following table sets forth the range of quarterly high and low closing prices in U.S. dollars for our American depositary shares (“ADSs”) on the Nasdaq National Market and in Euros for our ordinary shares on the Premier Marché for each full quarterly period within the two most recent fiscal years. All prices have been adjusted retroactively to reflect the three-for-two stock split effected on March 12, 2001 and the two-for-one stock split effected on January 20, 2000.

	Price per ADS		Price per Ordinary Share
	High	Low	High	Low
2002:
Fourth Quarter	$19.99	$9.28	€20.92	€9.36
Third Quarter	$27.15	$10.62	€28.00	€10.25
Second Quarter	$44.25	$22.88	€48.33	€22.80
First Quarter	$44.27	$34.50	€50.35	€37.70
2001:
Fourth Quarter	$36.89	$19.11	€41.01	€20.95
Third Quarter	$29.19	$18.35	€33.20	€19.00
Second Quarter	$41.75	$22.07	€43.50	€24.71
First Quarter	$54.75	$28.56	€58.86	€31.15

As of December 31, 2002, there were 63,463,234 ordinary shares outstanding (including 23,139,876 ordinary shares underlying the outstanding American depositary shares held by 47 shareholders of record and 1,067,675 treasury shares). All American depositary shares and ordinary share data has been adjusted retroactively to reflect the three-for-two stock split effected on March 12, 2001 and the two-for-one stock split effected on January 20, 2000. The Company has never declared or paid any cash dividends on its ordinary shares. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

The information required by this item regarding equity compensation plans is set forth in Item 12 of this Form 10-K and is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. The selected statement of operations data for each of the five years in the period ended December 31, 2002 and the balance sheet data at December 31, 2002, 2001, 2000, 1999 and 1998 respectively have been derived from the Consolidated Financial Statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States and adjusted to reflect the three-for-two stock split effected March 12, 2001 and the two-for-one stock split effected January 20, 2000. The Company has never declared or paid any cash dividend on its ordinary shares. Effective with our adoption of Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (“FAS 142”) on January 1, 2002 the Company no longer amortizes goodwill.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share and ADS data)
Total revenues	$454,799	$415,794	$348,934	$241,643	$166,894
Income from operations	$47,716	$62,493	$59,025	$37,492	$15,777
Net income	$40,580	$44,878	$42,403	$23,780	$10,287
Basic net income per share and ADS	$0.66	$0.74	$0.71	$0.44	$0.20
Diluted net income per share and ADS	$0.63	$0.70	$0.65	$0.40	$0.19
Weighted average shares—basic	61,888	60,879	59,741	54,159	50,897
Weighted average shares—diluted	63,933	64,361	65,292	59,303	53,223
Cash, cash equivalents, short-term investments and restricted cash	$299,527	$249,673	$211,934	$176,233	$71,713
Total assets	$551,808	$421,469	$369,014	$272,546	$138,085
Working Capital	$225,513	$193,150	$164,439	$138,604	$51,104
Long term obligations	$17,441	$3,174	$4,288	$2,924	$—

See Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of reported net income and net income adjusted for the adoption of FAS 142 for the years ending December 31, 2002, 2001 and 2000.

As the Company is listed on both the Premier Marché Euronext in France and the Nasdaq National Market in the United States, it is required to separately report consolidated financial statements prepared in accordance with accounting principles generally accepted in France (“French GAAP”) and in accordance with accounting principles generally accepted in the United States (“US GAAP”). Prior to 2002, there have not been significant differences between the operating results presented under French GAAP and US GAAP. Effective 2002, there is a significant difference in results of operations and financial position due to the adoption of FAS 142 under U.S. GAAP, but not French GAAP. In accordance with FAS 142, the Company no longer amortizes goodwill and other indefinite lived intangible assets, but reviews them annually for impairment, or more frequently if impairment indicators arise. As French GAAP does not have a rule similar to FAS 142, the Company continues to amortize goodwill on a straight-line basis over its estimated five year useful life for French GAAP reporting.

The following table sets forth the reconciliation of net income under US and French GAAP (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net income in accordance with US GAAP	$40,580	$44,878	$42,403
Goodwill amortization net of tax benefit of $3,550 in 2002	$5,325	—	—

Net income in accordance with French GAAP	$35,255	$44,878	$42,403

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

General

Business Objects S.A. is a leading worldwide provider of business intelligence (BI) solutions. We develop, market and distribute software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise to make better, more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create new queries or reports, access catalogs of reports and do simple or complex analysis of the data. Instead of struggling with complex and technical database terminology, users interact with data using business representations of information, or “business objects,” with which they are familiar. This patented technology is commonly referred to as our “semantic layer”. Our products are designed to be easy to use and architected to be secure, scalable and extensible.

Critical accounting policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Allowances for Doubtful Accounts

•	Contingencies and Litigation

•	Business Combinations

•	Impairment of Long-Lived Assets

•	Deferred Income Tax Assets

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

Our revenue recognition policy, as described below, is significant because revenue is a key component of our results from operations. In addition, revenue recognition determines the timing of certain expenses, such as incentive compensation. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments and estimates affect the application of the revenue policy. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

We enter into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, we use the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenue is allocated to the delivered elements.

For those contracts that consist solely of license and maintenance we recognize license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon our price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by our customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate we charge for maintenance on license agreements with a stated renewal rate is similar to the rate we charge for maintenance on license agreements without a stated renewal rate. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). We do not accept orders from resellers when we are aware that a reseller does not have a purchase order from an end-user.

Services can consist of maintenance, training and/or consulting services. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the license and service revenue under the arrangement are recognized under the percentage of completion method of contract accounting based on input measures of hours. For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor-specific objective evidence of fair value of consulting services is based upon hourly rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis. Such hourly rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a description of our material legal proceedings.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development (“IPR&D”), based on their estimated fair values. For our acquisition of Acta Technology, Inc., we engaged an appraisal firm to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets included developed and core technology and maintenance contracts. The fair values assigned to the identified intangible assets are discussed in detail in Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K. In addition, the Acta Technology acquisition-related restructuring accrual for the shutdown of excess facilities is subject to change as management executes the approved plan. For a description of valuation assumptions and estimates relating to the Acta Technology acquisition and certain other acquisitions, see Notes 5 and 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Impairment of Long-Lived Assets

We evaluate our identifiable intangible assets, goodwill and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Future impairment evaluations could result in impairment charges, which would result in a reduction in the carrying value of these assets.

Deferred Income Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance covers the estimated tax benefit from the exercise of employee stock options. When these tax benefits are realized, the valuation allowance will be reversed and credited to additional paid in capital.

Recent Acquisition

On August 23, 2002, we acquired all the outstanding shares of Acta Technology, Inc. (“Acta”), a privately held data integration software vendor. The results of Acta’s operations have been included in the consolidated financial statements since that date. The acquisition provides Business Objects with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications. Management believes that the combination of Acta’s technology with Business Objects’ technology will help to create a strong best-of-breed analytical application software and it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. Due to the relatively short remaining useful life of the developed product technology and in-process research and development, no significant value was allocated to the identified intangible assets. As a result, the majority of the value of the intangible assets is represented by revenues from sales of future products and from services contracts attached to the sales of future products, such as maintenance.

The aggregate purchase price was $65,465,000 in cash, including $700,000 of transactions costs. Of the purchase price, $9,310,000 has been placed in a stockholder escrow account. In addition, another $944,000 has been placed in an employee escrow account, representing withholdings from payments due to Acta Technology management pursuant to change of control clauses and other employees’ future bonuses. Both funds are security for the indemnification obligations set forth in the merger agreement and will be available for release in February 2004, subject to claims for indemnification. We have accounted for the escrow funds on our consolidated balance sheet as long-term restricted cash and we have recorded a related long-term liability for $9,310,000 due to former Acta Technology stockholders in February 2004 and $418,000 due to employees over the next 3 years. The Acta Technology acquisition has been accounted for under the purchase method of accounting. See Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of the outstanding balances of notes payable and restricted cash related to this acquisition.

We performed a due diligence review to determine whether all tangible assets and liabilities were recorded in Acta’s general ledger in accordance with GAAP. We estimated that the net book value approximated fair value pursuant to the guidance within SFAS 141, par. 37. With the assistance of an appraisal firm, we estimated the fair value of all intangible assets that meet the recognition criteria in SFAS 141, par. 39, regardless of whether they had been recorded in Acta’s financial statements. In conducting the study, detailed discussions were held with Acta Technology financial, operational, marketing and engineering personnel concerning the nature of the assets acquired. Research was also conducted as to the existence and materiality of possible intangible assets such as assembled workforce, patents, trademarks and trade names, customer relationships, non-compete agreements, developed product technology and in-process research and development. We also performed analysis of audited and un-audited historical and forecast financial statements and other financial and operational data concerning Acta Technology and developed fair value estimates for the identified intangible assets under the assumption that they remained a part of a separate and stand-alone on going entity.

The approach to the estimation of the fair value of Acta’s intangible assets involved the following steps:

•	Preparation of discounted cash flow analysis;
•	Deduction of the fair value of tangible assets;
•	Determination of the fair value of identified material intangible asset;
•	Determination of the fair value of developed technology and in-process research and development using a cash flow allocation model;
•	Allocation of the residual purchase price to other intangible assets generally in the nature of goodwill;
•	Reconciliation of the individual asset returns with the weighted average cost of capital.

The purchase price allocation to the asset acquired was made on a Fair Value basis, in accordance with the guidelines established in Statements of Financial Accounting Standards (“SFAS”) No. 2, No. 86 and No. 141 and FASB Interpretations (“FIN”) No. 4 and No. 6. The residual value remaining after allocation to the net liabilities assumed and the total fair value of identified intangibles assets was assigned to goodwill.

A portion of the purchase price was allocated to existing technology and acquired in-process research and development (IPR&D). Each was identified and valued using the income approach through analysis of data provided by Acta Technology concerning developmental products, their stage of development, the time and resources needed to complete them, their expected future revenue cash flow and associated risks. The discount rates used were 16% for existing technology and 21% for in-process research and development.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$3,011
Accounts receivable, net	2,658
Prepaid expense and other assets	3,084
Property, plant and equipment	732
In-process research and development	2,000
Other intangible assets	7,200
Goodwill	61,556

Total assets acquired	$80,241
Facilities shutdown accrual	7,926
Deferred revenue	1,823
Other current liabilities	5,027

Total liabilities assumed	$14,776

Net assets acquired	$65,465

No stock options were assumed. Deferred tax assets totaled approximately $20,300,000, against which a valuation allowance of $20,300,000 was applied. The Company’s ability to utilize the Acta Technology NOL carryforwards may be subject to limitation under the Section 382 change of ownership rules and will be credited to goodwill when and if used.

The IPR&D represented projects that had not reached technological feasibility and had no future alternative uses. These were classified as IPR&D and expensed in the third quarter of 2002 at the time of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The majority of the costs allocated to IPR&D relates to the development of the K2 version of the ActaWorks Engine, which will allow for improved scalability, reliability and security, allowing for more complex data requests. Efforts required to develop the IPR&D into commercially viable products included the completion of all planning designing, prototyping, verification and testing activities necessary to establish that the products meet their design specifications, including functions, features and technical performance requirements. All projects have been completed as of December 31, 2002.

The IPR&D was written off to the acquired in-process technology line on the Statement of Income at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Other intangible assets, which include developed technology of $4,500,000 and maintenance contracts of $2,700,000, will be amortized straight-line over their 5-year estimated useful lives.

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible net assets acquired. In accordance with FAS 142, goodwill is no longer amortized but is to be reviewed annually for impairment, or more frequently if impairment indicators arise. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company is still evaluating how much, if any, of the goodwill is expected to be deductible for tax purposes.

The facilities shutdown accrual represents the total future minimum lease payments of $12,114,000 that expire through 2007 for duplicate facilities in the United States and Europe, net of projected sublease income of $4,188,000. If the amount that is ultimately paid for abandoning the leasehold properties is materially different than what has been accrued, the purchase price allocation may be adjusted in future periods. See Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth selected items from our consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

Year Ended December 31,	2002	2001	2000
Revenues:
Net license fees	54%	60%	63%
Services	46	40	37

Total revenues	100	100	100

Cost of revenues:
Net license fees	1	1	1
Services	15	15	15

Total cost of revenues	16	16	16

Gross margin	84	84	84
Operating expenses:
Sales and marketing	49	49	48
Research and development	17	13	12
General and administrative	6	6	6
Acquired in-process technology	—	—	—
Restructuring	1	—	—
Goodwill amortization	—	1	1

Total operating expenses	73	69	67

Income from operations	11	15	17
Interest and other income, net	4	3	3

Income before provision for income taxes and minority interest	15	18	20
Provision for income taxes	(6)	(7)	(8)

Net Income	9%	11%	12%

Gross Margin %:
License Fees	99%	99%	99%
Services	66%	62%	59%

Fiscal Years Ended December 31, 2002, 2001 and 2000.

Impact of Foreign Exchange Fluctuations on Results of Operations

Because we conduct a significant portion of our business in currencies other than the U.S. dollar, primarily the euro, pound sterling and yen, the translated U.S. dollar value of our revenues and operating expenses are impacted by changes in foreign currency exchange rates. However, the impact of fluctuations in foreign currency exchange rates on our net operating income has been minimized as the level of our foreign denominated expenses tends to be substantially offset by the level of our foreign denominated revenues. The following table summarizes the fluctuations on percent changes in operating results, assuming for 2002 results that foreign exchange rates in 2002 had remained constant with 2001 rates and for 2001 results that foreign exchange rates in 2001 had remained constant with 2000 rates:

	Percent Change
	Adjusted for Constant Foreign Exchange Rates		Actual
	2002	2001	2002	2001
Net revenues	7%	22%	9%	19%
Cost of revenues	12	21	14	18
Total operating expenses	13	26	16	23
Income from operations	(22)%	10%	(24)%	6%

There can be no assurance that the mix of future foreign denominated net revenues and expenses will continue to minimize the impact of changes in foreign currency exchange rates on our results from operations.

Revenues

The following table sets forth information regarding the composition of our revenues and period-to-period changes:

	2002	Percent Change	2001	Percent Change	2000
	(Dollars in thousands)
Net license fees	$243,955	(2)%	$249,594	13%	$220,845
Percentage of total revenues	54%		60%		63%
Services	$210,844	27%	$166,200	30%	$128,089
Percentage of total revenues	46%		40%		37%

Total revenues	$454,799	9%	$415,794	19%	$348,934

Total revenues increased to $454.8 million in 2002, up from $415.8 million in 2001 and $348.9 million in 2000, representing increases of 9% from 2001 to 2002 and 19% from 2000 to 2001. The growth in total revenues in 2002 compared to 2001 was driven by a 27% increase in service revenues while net license fees decreased 2%. If the growth rate of our service revenues continues to exceed the growth rate of our net license revenues, we could experience a decline in our gross margins because service revenues have a lower gross margin than license revenues. The growth in total revenues in 2001 compared to 2000 was due to a 30% increase in service revenues and a 13% increase in net license fees revenues.

•    Net License Fees. Revenues from net license fees decreased $5.6 million or 2% in 2002 compared to 2001. The decrease is primarily attributable to weak IT spending environments outside the United States in 2002. While net license fees grew 27% in the Americas they decreased by 21% in Europe. Net license fees from Business Intelligence Platform decreased by $22.4 million in 2002 compared to 2001 but were offset partially by a $12.9 million increase in Enterprise Analytic Applications and a $3.9 million increase in Data Integration software. See Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a breakdown of net license fees revenues by product line. In the current economic and political environment we expect IT spending worldwide to remain weak at least through the quarter ending March 31, 2003. Revenues from net license fees increased by approximately $28.7 million or 13% during 2001 compared to 2000. The increase in net license fees in 2001 compared to 2000 was driven by increases in customer spending on Business Intelligence Platform, specifically that used to access, analyze and share information stored within and beyond the enterprise, and by increases in sales of Enterprise Analytic Applications. We had an increase in revenues in all geographic regions in 2001 as compared to 2000.

•    Services. Our services revenues were comprised of revenues from maintenance, consulting and training activities. Revenues from services increased by approximately $44.6 million or 27% in 2002 compared to 2001. This compares to an increase of approximately $38.1 million or 30% in 2001 compared to 2000. Services increased in all geographic regions in 2002 and 2001. The increase in revenues from services for each period was primarily due to increases in maintenance resulting from the expansion of our installed customer base and our focus on the renewal of existing support contracts which increased the percentage of our installed base paying for maintenance. If the rate of growth in our net license revenue declines further or flattens, our installed customer base may not grow at the same rates as achieved in the past or if the percentage of the installed base paying for maintenance decreases, the rate of maintenance revenue growth could slow which could negatively impact our results of operations. Training revenues, which decreased in 2002 compared to 2001 due to reduced customer spending and travel in response to the general economic slowdown, were partially offset by a $2.2 million increase in consulting revenues as customers continued to utilize our consulting services to aid in the design, development and deployment of BI systems.

Cost of Revenues

The following table sets forth information regarding our cost of revenues and period-to-period changes:

	2002	Percent Change	2001	Percent Change	2000
	(Dollars in thousands)
Cost of net license fees	$3,102	44%	$2,155	(16)%	$2,569
Percentage of net license fee revenues	1%		1%		1%
Cost of services	$71,489	13%	$63,497	20%	$53,101
Percentage of services revenues	34%		38%		41%

Total cost of revenues	$74,591	14%	$65,652	18%	$55,670

Percentage of total revenues	16%		16%		16%

•    Cost of Net License Fees. Cost of net license fees consists primarily of materials, packaging, freight, third-party royalties and amortization of developed technology. Cost of net license fees remained constant at approximately 1% of net license fee revenues for 2002, 2001 and 2000. The increase in cost of net license fees in absolute dollars was primarily due to charges from the amortization of developed technology related to the Acta Technology and Blue Edge acquisitions. Cost of net license fees is expected to increase in absolute dollars on a year over year basis as developed technology is amortized to cost of net license fees. Amortized developed technology expense totaled $1.1 million for 2002 and zero for 2001 and 2000 and is estimated to be $1.9 million per year for 2003 through 2006 and $570,000 in 2007.

•    Cost of Services. Cost of services, which consists of the cost of providing maintenance, consulting and training increased by approximately $8.0 million or 13% in 2002 compared to 2001. This compares to an increase of $10.4 million or 20% in 2001 over the level experienced in 2000. In 2002, cost of services decreased as a percentage of service revenues to 34% as compared to 38% in 2001 and 41% in 2000. The trend of decreasing cost of services as a percentage of service revenues for all periods presented was primarily due to improved productivity in providing maintenance support and a change in the mix of services sold whereby maintenance revenues, which have a lower cost than the cost of consulting and training, represented an increasing percentage of total services revenues.

The decrease in cost of services as a percentage of services revenues in 2002 as compared to 2001 was partially offset by a $3.3 million increase in the cost of providing consulting services and a $0.6 million increase in the cost of providing training services as the cost of providing consulting and training revenue grew at a faster rate than the growth in the underlying related services revenues. If the growth in the cost of providing consulting and training continues to outpace the underlying service revenue, we could experience a decline in service gross margins, which could negatively impact our results of operations.

The increase in costs in absolute dollars in 2002 as compared to 2001 resulted primarily from an increase in average salaries due to hiring more senior people for our customer support group, increases in third party consulting fees to support our consulting group and unfavorable changes in foreign exchange rates. To a lesser extent, 2002 costs were higher compared to 2001 due to increased facilities costs related to the relocation to our new facility in San Jose in April 2001. The increase in costs in absolute dollars in 2001 from 2000 resulted primarily from an increase in the number of employees supporting our growing customer base and to a lesser extent an increase in average salaries and facilities costs.

Operating Expenses

The following table sets forth information regarding the composition of our operating expenses and period-to-period changes:

	2002	Percent Change	2001	Percent Change	2000
	(Dollars in thousands)
Sales and marketing	$222,243	9%	$203,655	22%	$167,519
Percentage of total revenues	49%		49%		48%
Research and development	74,991	36%	55,246	36%	40,725
Percentage of total revenues	17%		13%		12%
General and administrative	29,387	21%	24,256	12%	21,741
Percentage of total revenues	6%		6%		6%
Acquired in-process technology	2,000	N/A	—		—
Percentage of total revenues	0%
Restructuring	3,871	N/A	—		—
Percentage of total revenues	1%
Goodwill amortization	—	(100)%	4,492	6%	4,254
Percentage of total revenues	0%		1%		1%

Total operating expenses	$332,492	16%	$287,649	23%	$234,239

Percentage of total revenues	73%		69%		67%

•    Sales and Marketing. Sales and marketing expenses were $222.2 million, or 49% of total revenues in 2002 as compared to $203.7 million, or 49% of total revenues in 2001 and $167.5 million, or 48% of total revenues in 2000. Sales and marketing expenses consist primarily of salaries and commissions, together with amounts paid for advertising, product promotion activities and related facilities costs.

The increase in absolute dollars in 2002 compared to 2001 was primarily due to increases in the average cost per employee as we attracted more experienced sales people and unfavorable changes in foreign exchange rates. Also contributing to a lesser extent were increased travel and entertainment expenses, sales training expenses, higher facilities expenses, severance costs in Europe and expenses for advertising and transitional employees directly related to the Acta Technology purchase in the third quarter of 2002. The overall increase in expenses was partially offset by a $6.3 million net reduction in advertising, tradeshow, user conference and other marketing program expenses. Sales and marketing expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

The increase in absolute dollars in 2001 compared to 2000 was primarily due to increased headcount to support the expansion of our sales and marketing organization and increased facilities expenses related to new facilities in France, the U.S. and the U.K.

•    Research and Development. Research and development expenses were $75.0 million or 17% of total revenues in 2002 as compared to $55.2 million or 13% of total revenues in 2001 and $40.7 million, or 12% of total revenues in 2000. Research and development expenses consist primarily of salaries, related benefits, retention bonuses due to employees who joined the Company as a result of the Acta Technology acquisition, third party consultant fees, related facilities expenses and amortization of intangible assets allocated to employment contingencies. The increase in research and development expenses in 2002, both as a percentage of total revenues and in absolute dollars, was primarily due to increased costs associated with the acquisition and integration of Acta Technology for ongoing salaries, retention plan bonuses, the hiring of additional software engineers to support our development of future products and enhancement of existing products. To a lesser extent the increase was due to increases in facilities costs and unfavorable changes in foreign exchange rates as the majority of our research and development expenses is incurred in euros.

The increase in research and development expenses in 2001 as compared to 2000, both as a percentage of total revenues and in absolute dollars, was primarily due to increased staffing and associated support for software engineers as part of our ongoing operations and expansion into the analytic applications market as well as increased facilities expenses related to new facilities in France, the U.S. and the U.K.

The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the

Company’s products has been of relatively short duration, costs qualifying for capitalization were insignificant during the years ended December 31, 2002, 2001 and 2000. Accordingly, there were no capitalized software development costs at December 31, 2002 and 2001.

•    General and Administrative. General and administrative expenses were $29.4 million, or 6% of total revenues in 2002 as compared to $24.3 million, or 6% of total revenues in 2001 and $21.7 million, or 6% of total revenues in 2000. General and administrative expenses consist primarily of salaries, related benefits, insurance costs, fees for professional services including legal and accounting services and allowances for doubtful accounts. The increase in general and administrative expenses in absolute dollars in 2002 compared to 2001 was primarily due to higher legal expenses related to patent and other litigation, increases in salary expenses due to increased staffing to support our growth and to a lesser extent unfavorable changes in foreign exchange rates. Partially offsetting this was a reversal of $1.1 million of bad debt expense from a change in estimate resulting from the application of our formula for calculating the allowance for doubtful accounts, which is based on a specific review of all significant outstanding invoices and the age of our receivables. Bad debt expense could increase in the future if the aging of our accounts receivable deteriorates.

General and administrative expenses increased in absolute dollars in 2001 compared to 2000 due to increased staffing to support our growth and increased facilities expenses related to new facilities in France, the U.S. and the U.K., partially offset by reduced bad debt expense of $0.8 million in 2001 as compared to $2.4 million in 2000. General and administrative expenses are expected to continue to increase in absolute dollars but may vary as a percentage of revenues in the future.

•    Acquired In-Process Technology. On August 23, 2002, we acquired all the outstanding shares of Acta Technology, Inc., a privately held data integration software vendor, in exchange for $65.5 million in cash, including $700,000 of transaction costs. Based on a valuation of the intangible assets, $2.0 million was allocated to acquired in-process technology (“IPR&D”), which was expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The IPR&D represented projects that had not reached technological feasibility and had no future alternative uses. The majority of the costs allocated to IPR&D relate to the development of the K2 version of the ActaWorks Engine, which will provide improved scalability, reliability and security, allowing for more complex data requests. Efforts required to develop the IPR&D into commercially viable products included the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the products meet their design specifications, including functions, features and technical performance requirements. All projects have been completed as of December 31, 2002. See Note 5 in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

•    Business Restructuring Charge. During the quarter ended June 30, 2002, we implemented a restructuring plan to eliminate 50 positions in our European field operations in order to better align our revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. In addition, we eliminated excess office space in France, Italy, Spain and Switzerland. Implementation of the plan resulted in restructuring charges to earnings totaling $3.8 million for severance and other employee termination benefits and costs associated with exiting facilities, representing the excess of lease costs over anticipated sublease income, if any.

During the quarter ended December 31, 2002, we substantially completed our restructuring plan, at which time we reversed $0.6 million of previously accrued expenses. The reversal was primarily due to savings from planned termination costs resulting from normal employee attrition for 3 of the 50 positions that were to be eliminated, lower-than-planned severance costs per employee and utilization of certain facilities originally scheduled for abandonment.

During the quarter ended December 31, 2002, we adopted an additional restructuring plan to eliminate 4 more positions as part of our ongoing measures to better align operating expenses with revenues. Implementation of this plan resulted in restructuring charges to earnings totaling $0.7 million for severance and other employee termination benefits.

We have substantially completed the implementation of both restructuring plans as of December 31, 2002. We expect to complete our workforce reduction by the end of the second quarter of 2003. Lease related expenses due to the exit from excess office space will be paid over the respective lease terms through 2003. We estimate that we saved approximately $0.7 million in the third quarter and $1.0 million in the fourth quarter of 2002, primarily due to reduced sales and marketing employee costs and facilities expenses, resulting from the implementation of the restructuring plans. We anticipate future savings of approximately $1.0 million per quarter during the four quarters of 2003.

The following table summarizes our accrued restructuring costs at December 31, 2002 (in thousands):

	Restructuring Charge at June 30, 2002	Adjustments to Original Plan	Additional Restructuring Charges	Cash Payments	Impact of Foreign Exchange on Translation of Accrual	Accrued Restructuring Costs at December 31, 2002
Severance and other employee termination benefits	$3,036	$(532)	$725	$(2,268)	$259	$1,220
Estimated cost of excess office space	720	(78)	—	(564)	75	153

Total restructuring charges	$3,756	$(610)	$725	$(2,832)	$334	$1,373

•    Amortization of Goodwill. Goodwill amortization expense was zero in 2002 as compared to $4.5 million in 2001 and $4.3 million in 2000. The decrease in goodwill amortization in 2002 from 2001 and 2000 was due to our adoption of FAS 142 on January 1, 2002. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.

Goodwill amortization expense was approximately 1% of total revenues for 2001 and 2000. Goodwill amortization expense increased in 2001 over 2000 due to the purchase of OLAP@Work, Inc. in April 2000 and the purchase of a division of Executive Computing Group, the Company’s Australian distributor, in August 2000. During 2001 and 2000, goodwill was amortized over its estimated useful life of five years.

Interest and Other Income, Net

The following table sets forth information regarding our interest and other income, net:

	2002	Percent Change	2001	Percent Change	2000
	(Dollars in thousands)
Net interest income	$7,679	(8)%	$8,389	15%	$7,281
Cognos payments, net of legal fees	$10,361	100%	$—	0%	$—
Net exchange (losses) gains	$(710)	6,355%	$(11)	(102)%	$458
Other income, net	$1,629	(22)%	$2,082	(47)%	$3,908

Total interest income and other, net	$18,959	81%	$10,460	(10)%	$11,647

Interest and other income, net primarily represents net interest income, net gains and losses resulting from foreign currency exchange rate changes and other income net of litigation expenses related to the settlement of patent infringement actions.

The increase in Interest and Other Income, Net was primarily due to the settlement of our patent infringement lawsuit against Cognos, Inc. and Cognos Corporation (collectively Cognos) during May 2002. Under the terms of the agreement, Cognos licensed the rights to our technology under patent number 5,555,403 in exchange for payments totaling $24.0 million. The license covers both past and future use of our technology. A $10.0 million first installment representing past use was received during June 2002 and classified as Other Income in the Consolidated Statements of Income for the quarter ending June 30, 2002, net of $3.1 million of related legal expense. The remaining balance represents Cognos’ future use of our patented technology and is due in eight quarterly installments of $1.75 million commencing the quarter ended September 30, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments over the next two years, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, we will recognize the remaining settlement as other income once the amounts become due. For the year ended December 31, 2002, we recognized net other income of $10.4 million related to the Cognos settlement, comprised of the $6.9 million net of the June 2002 payment plus two quarterly installments of $1.75 million received in July and October 2002.

Payments related to the settlement of our patent infringement lawsuit against Brio Software Inc. (Brio) in September 1999 are included above in Other Income, Net. As part of the settlement, we dismissed our pending lawsuit against Brio involving our U.S. patent number 5,555,403 and Brio dismissed its pending lawsuit against us involving patent number 5,915,257 and agreed to pay us $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. We received and recognized in Other Income, Net $1.5 million from Brio under the settlement during the year ended December 31, 2002 compared to $2.5 million in 2001 and $4.0 million in 2000. As of December 31, 2002, the settlement has been paid in full.

Net interest income decreased in 2002 compared to 2001 due to a decrease in average interest rates compared to 2001, partially offset by an increase in invested cash. The increase in net interest income in 2001 compared to 2000 resulted from higher levels of invested cash due to increased cash provided by operations, partially offset by a decrease in average interest rates.

Income Taxes

The following table sets forth information regarding our income taxes:

	2002	Percent Change	2001	Percent Change	2000
	(Dollars in thousands)
Provision for income taxes	26,095	(7)%	$28,075	(1)%	$28,269
Effective tax rate	39%		38%		40%

Income taxes totaled $26.1 million in 2002, $28.1 million in 2001 and $28.3 million in 2000. This represented an effective income tax rate of 39% in 2002, 38% in 2001 and 40% in 2000. Our effective tax rate increased in 2002 from 2001 primarily due to the impact of charges for acquired in-process technology related to the Acta Technology acquisition that were not deductible for income taxes, partially offset by a decrease in the French statutory rate of 35.43% in 2002 from 36.38% in 2001. Our effective tax rate declined in 2001 as compared to our effective tax rate in 2000 due to a decrease in the French statutory rate of 36.38% in 2001 from 37.77% in 2000.

Liquidity and Capital Resources

	2002	Percent Change	2001
	(Dollars in thousands)
Working capital	$225,513	17%	$193,150
Cash, cash equivalents and short-term investments	280,619	17%	240,421
Net cash provided by operating activities	67,191	(17)%	80,869
Net cash used in investing activities	(118,099)	244%	(34,373)
Net cash provided by financing activities	9,453	90%	4,966

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $280.6 million, an increase of $40.2 million from December 31, 2001. Cash generated from operations totaled $67.2 million for the year ended December 31, 2002, as compared to $80.9 million for 2001. Net cash provided by operating activities for the year ended December 31, 2002 was generated primarily by net income plus non cash charges for depreciation and amortization, tax benefits from employee stock plans and the write-off of acquired in-process technology; increases in accrued payroll and related expenses and deferred revenue and a decrease in current and other assets; partially offset by decreases in income taxes payable, other current liabilities and accounts payable and an increase in deferred tax assets.

Accounts receivable net of allowances for doubtful accounts increased to $98.6 million at December 31, 2002 from $87.5 million at December 31, 2001 resulting primarily from an increase in revenue and a strengthening of the euro versus the U.S. dollar at December 31, 2002. Although accounts receivable increased, the allowance for doubtful accounts decreased because of a decrease in the percentage of accounts receivable past due at December 31, 2002 compared to December 31, 2001.

Deferred revenue represents the balance of maintenance billed but not yet recognized, as we generally invoice first year and renewal maintenance services in advance for the 12 month maintenance period. Because a high percentage of our customers renew maintenance each year, the increase in the balance of deferred revenue is primarily due to a growing cumulative customer base and a corresponding increase in maintenance services billed but not yet recognized. In addition, because a high percentage of our deferred revenue is foreign currency denominated, the balance is subject to fluctuations from changes in the value of the U.S. dollar in relation to other foreign currencies, principally the euro and British pound sterling and this also contributed to a lesser extent to the increase in deferred revenue as of December 31, 2002. Because a significant portion of our services revenues is recognized from maintenance revenues, a decline in the rate at which we renew maintenance contracts could negatively impact our results of operations.

Investing activities for the year ended December 31, 2002 consisted of the purchase of Acta Technology, Inc., including transaction costs, for $62.5 million of cash ($65.5 million in cash, including transaction costs net of $3.0 million of cash acquired), the purchase of $45.2 million of short-term investments and the purchase of $10.4 million of property and equipment. Investing activities for the year ended December 31, 2001 consisted of $6.7 million for the acquisition of Blue Edge, $1.3 million for an investment in which our ownership interest is less than 10% and the purchase of $26.3 million of property and equipment, principally leasehold improvements for our facilities in the U.S. and U.K.

Financing activities for the year ended December 31, 2002 generated $15.5 million from the issuance of ordinary shares under employee stock plans and $9.7 million from an increase in escrow payable due to shareholders and employees related to the Acta Technology acquisition, partially offset by the net transfer of $9.1 million into restricted cash accounts pursuant to acquisition agreements, $4.1 million for the purchase of 250,000 treasury shares at a weighted-average price of 16.34 euros per share and $2.6 million for the payment of notes payable. Financing activities in 2001 generated $10.1 million from the issuance of shares under employee stock option and purchase plans and directors warrants, $3.0 million from the transfer of cash from escrow and other restricted accounts and $1.8 million from the issuance of notes payable for the acquisition of Blue Edge, partially offset by the repayment of $5.6 million of notes payable and the repurchase of 243,175 shares of the Company’s stock at a weighted-average price of 19.99 euros per share for $4.4 million. This repurchase was made pursuant to an October 2002 Board of Director authorization that allows for the repurchase of up to $40.0 million of the Company’s stock over the next year, representing 2,000,000 shares. This plan supersedes any previously announced stock repurchase plan.

The following table summarizes our outstanding cash commitments as of December 31, 2002. We are not aware of any provisions that would accelerate our commitments. In addition, we have outstanding standby letters of credit totaling $7.5 million as security for our San Jose and Mountain View, California facilities. The letters of credit are fully secured by restricted cash deposits.

Contractual Obligations	Payments due by Period
	Total	Within 1 Year	1-3 Years	4-5 Years	More than 5 years
	(In Thousands)
Long-term Debt	$11,445	$1,717	$9,728	$—	$—
Operating Leases	151,418	24,853	40,786	37,722	48,057
Capital Leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other—Statutory French Profit Sharing Plan	3,876	3,876	—	—	—

Total Contractual Cash Obligations	$166,739	$30,446	$50,514	$37,722	$48,057

Our principal source of liquidity is our operating cash flow. There is a risk that a decrease in demand for our products could reduce the availability of operating cash flow; however, we believe that cash from operations together with existing cash, cash equivalents and short-term investment will be sufficient to meet our cash requirements for at least the next twelve months.

Stock Option Exchange Program

On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “French program”) and the other to eligible international employees including employees in the United States (the “International program”). Pursuant to the terms and conditions of each program, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of 30 Euros or higher granted under the Business Objects S.A. 1999 and 2001 Stock Option Plans, as amended. One U.S. dollar was worth 1.0107 Euros at November 19, 2002, the date the offers expired. In exchange, new options will be granted on or about May 22, 2003 equal to the amount obtained by multiplying the number of shares to which a benefit has been renounced by the applicable percentage as outlined below:

Exercise Price of Canceled Options	Applicable exchange Percentage
(in euros)
30 to 39.99	50%
40 to 49.99	33%
50 to 59.99	25%
60 and above	20%
Options granted since April 10, 2002 with an exercise price of less than 30 euros	67%

If an eligible employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six month period prior to the commencement of the offer regardless of its exercise price. The exercise price of the new options may not be less than the higher of (i)100% of the closing price of our ordinary shares as reported on the Premier Marché of Euronext Paris S.A. (the “Premier Marché”) on the last trading day before the date of grant, or (ii) 80% of the average of the closing prices of our ordinary shares on the Premier Marché over the twenty trading days preceding the grant date. In addition, for eligible employees who are Italy-based employees, the exercise price per share may not be less than 100% of the average of the closing prices of our ordinary shares on the Premier Marché over the thirty days preceding the grant date.

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

New Accounting Pronouncements

The material set forth in Note 1 “Organization and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated herein by reference.

RISK FACTORS

In addition to other information contained in this Form 10-K and in the documents incorporated by reference to this Form 10-K, you should carefully consider the risks and uncertainties described below before making an investment decision. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that may adversely affect our company.

Risks related to our business

We target our products to one market and if sales of our products in this market decline, our operating results will be seriously harmed.

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. In the current economic and political environment we expect IT spending worldwide to remain weak at least through the quarter ending March 31, 2003.

Our quarterly operating results are subject to fluctuations, which may affect our stock price.

Historically, our quarterly operating results have varied substantially from quarter to quarter and we anticipate this pattern to continue. This is principally because our net license fees are variable from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. In addition, we expect our expenses to increase as our business grows. If revenues earned in any particular quarter fall short of anticipated revenue levels, our quarterly operating results and our stock price would be significantly harmed.

While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	We typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to lower economic activity throughout Europe during the summer months;

•	Customers may delay purchasing decisions in anticipation of our new products or product enhancements or platforms or announced pricing changes by us or our competitors;

•	We partly depend on large orders that may take several months to finalize. A delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next and

•	Our revenues are also sensitive to the timing of our competitors’ offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.

As a result of the above, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Our stock price is susceptible to our operating results and to stock market fluctuations.

In future quarters, our operating results may be below the expectations of public market analysts and investors and the price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. These market fluctuations have affected our stock price and could affect our stock price in the future.

Our software may have defects and errors, which may lead to a loss of revenue or product liability claims.

Our products and platforms are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. We expect to begin shipment of our new release, Enterprise 6, the update to our entire business intelligence platform in 2003. If defects and errors are discovered after commercial release of either Enterprise 6 or other new versions or enhancements of our products and platforms:

•	potential customers may delay or forego purchases;

•	our reputation in the marketplace may be damaged;

•	we may incur additional service and warranty costs and

•	we may have to divert additional development resources to correct the defects and errors.

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

The protection of our intellectual property is crucial to our business and if third parties use our intellectual property without our consent, it could damage our business.

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

In addition, although our name, together with our logo, is registered as a trademark in France, the United States and a number of other countries, we may have difficulty asserting our ownership rights in the name “Business Objects” as some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police unauthorized use of our name or otherwise prevent the name of our software products from becoming a part of the public domain.

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we successfully settled patent infringement claims against Brio in 1999 and Cognos in May of 2002 and are currently involved with a patent infringement claim against MicroStrategy Inc. and Informatica. Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

Third parties could assert that our technology infringes their proprietary rights, which could adversely affect our ability to distribute our products and result in costly litigation.

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. (“Acta”). We acquired Acta Technology in August 2002. The complaint alleges that the Acta Technology software products infringe Informatica’s United States Patent No. 6,014,670 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, United States Patent No. 6,339,775 entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications”. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta Technology software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References”. The complaint seeks relief in the form of an injunction, unspecified damages and an award of treble damages. While this action is in a preliminary stage and we are still evaluating all issues, we believe that we have meritorious defenses to the claims against us and intend to defend ourselves vigorously. The potential costs associated with an adverse outcome of this matter cannot be reasonably estimated at this time.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas Inc., by MicroStrategy. The complaint alleges that our software products, BUSINESSOBJECTS BROADCAST AGENT, BUSINESSOBJECTS INFOVIEW and BUSINESSOBJECTS BROADCAST AGENT PUBLISHER, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”.

MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortuous interference with contractual relations with employees and conspiracy in violation of the Virginia Code. The complaint seeks relief in the form of an injunction against us and unspecified damages. Our current assessment is that our products do not infringe and that we have not committed any of the alleged wrongful acts that could result in any material damages. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted our requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively. On June 13, 2002, the Court of Virginia granted our motion to stay the patent claims pending the reexam of MicroStrategy’s two patents by the USPTO. The trial on the non-patent related claims, which was scheduled to proceed on October 8, 2002, has been continued by the Court. A new trial date has not been set yet. We believe that these claims are without merit and it is our current assessment that the likelihood that these claims will be material to us is remote.

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

The potential effects on our business operations resulting from any third party infringement claim that may be filed against us in the future include the following:

•	we could be forced to cease selling our products;

•	we would be forced to commit management resources to resolve the claim;

•	we may incur substantial litigation costs in defense of the claim;

•	we may be required to indemnify our customers;

•	we may have to expand significant development resources to redesign our products as a result of these claims and

•	we may be required to enter into royalty and licensing agreements with a third party bringing an infringement claim against us and these agreements may contain terms that are unfavorable to us.

We depend on strategic relationships and business alliances for continued growth of our business.

Our development, marketing and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major vendors, many of who are substantially larger than Business Objects. These business relationships often consist of joint marketing programs or partnerships with original end manufacturer or value added resellers. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business . Although in 2002 no one of our resellers accounted for a material percent of our total revenue, in January 2003 one of our larger resellers notified us of its intent to terminate our co-marketing agreement in April 2003. If one or more of our other largest resellers were to terminate their co-marketing agreement with us it could have a material adverse effect on our business, financial condition and results of operations. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

The loss of our rights to use software licensed to us by third parties could harm our business.

In order to provide a more complete product suite, we occasionally license software from third parties and sub-license this software to our customers. In addition, we license software programs from third parties and incorporate these programs into our own software products. By utilizing third party software in our business, we incur risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology which may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We may not be able to obtain and maintain licensing rights to needed technology on commercially reasonable terms, which would harm our business and operating results.

Our executive officers and key personnel are critical to our business; we may not be able to recruit and retain the personnel we need to succeed.

Our success depends to a significant extent upon a number of key management and technical personnel, including Bernard Liautaud, our chief executive officer and co-founder, the loss of whom could adversely affect our business. The loss of the services of other key personnel or our inability to attract and retain highly skilled technical, management, sales and marketing personnel could also harm our business. Competition for such personnel in the computer software industry is intense and we may be unable to successfully attract and retain such personnel.

We have multinational operations that are subject to risks inherent in international operations, including currency exchange rate fluctuations.

Because we conduct our business throughout the world, we are subject to a number of risks inherent in international operations, including their economies, compliance with various foreign laws, regulations and tax structures and longer accounts receivable payment cycles outside of the United States.

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We expect to generate a significant portion of our revenues and expenses in the Euro in the future. As a result, our operating results expressed in U.S. dollars have been in the past and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of December 31, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

We may be required to recognize additional non-cash charges against earnings if our management were to determine in the future that the remaining balance of goodwill was impaired.

Based upon a valuation of Acta’s intangible assets, a significant portion of the purchase price has been allocated to goodwill. In accordance with FAS 142, goodwill recorded as a result of this transaction will not be amortized but will be tested for impairment annually, or more frequently if there are indicators of impairment. If our management were to determine in the future that the goodwill was impaired, we would be required to recognize a non-cash charge to write down the value of this goodwill, which would reduce our earnings.

Difficulties associated with integrating our acquired businesses could harm our overall business operations

Our strategy includes acquisition of other companies, technologies and product lines to complement our internally developed products. Critical to the success of this strategy and, ultimately, our business as a whole, is the orderly, efficient and effective integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon, among other things:

•	our ability to integrate the manufacture, sale and marketing of the products of the acquired businesses with our existing products;

•	our ability to complete product development programs and consolidate research and development efforts;

•	our ability to retain key personnel of the acquired businesses and effectively integrate their personnel with our own;

•	our ability to realize any expected cost savings and other expected benefits resulting from acquisitions;

•	our ability to consolidate and reorganize operations with those of the acquired businesses and

•	our ability to expand our information technology systems (including accounting and financial systems, management controls and procedures).

Our ongoing integration efforts may not be successful and may result in unanticipated operational problems, expenses and liabilities, as well as the diversion of management attention.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

A number of factors, including natural disasters, computer viruses or failure to successfully evolve operational systems to meet evolving business conditions could cause disruption in our business which could seriously harm our revenue or financial condition and increase our costs and expenses.

Our offices in France and in California, where the majority of our research and development resources are located, are in potential earthquake or flood zones which could subject these offices, product development facilities and associated computer systems to disruption in the event of natural disasters. Efforts to relocate facilities could result in interruptions, delays or cessation of our operations and could significantly increase our costs and expenses.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or temporarily disrupt our operations. As a result, we could incur significant expenses in addressing problems created by security breaches of our own network. The costs to eliminate computer viruses and alleviate other security problems could be significant. The efforts to address these problems could result in interruptions, delays or cessation of our operations.

Further, we are continually working to upgrade and enhance our computer systems, and we anticipate implementing several system upgrades during the coming years, including a migration to a new Enterprise Resource Planning system. Failure to smoothly migrate existing systems to newer systems could cause business disruptions.

Even short-term disruptions from any of the above mentioned causes or other causes could result in revenue disruptions, delayed product deliveries or customer service disruptions, which could result in decreases in revenue or increases in costs of operations.

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

In the future, any of our competitors could introduce products with more features at lower prices. Some of these companies could also bundle existing or new products, with other more established products that they offer and compete more effectively against our products. Some of these competitors have already, or may in the future, provide their products or components of their products to customers at no cost to the customer to gain market share. Because our products are specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products. Furthermore, other companies larger than us could enter the market through internal expansion or by strategically aligning themselves with one of our current competitors and provide products that cost less than our products. We believe that the business intelligence software tools market will continue to grow and develop and that more and more large companies may find it a desirable market in which to compete. To the extent that we are unable to effectively compete against our current and future competitors, as a result of some or all of the factors stated above, our financial condition and operating results would suffer.

The software markets that we target are subject to rapid technological change and new product introductions.

The market for business intelligence software tools is characterized by:

•	rapid technological advances;

•	changes in customer requirements and

•	frequent new product introductions and enhancements.

To be successful, we must develop new products, platforms and enhancements to our existing products that keep pace with technological developments, changing industry standards and the increasingly sophisticated requirements of our customers. If we are unable to respond quickly and successfully to these developments and changes, we may lose our competitive position. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Our customers may defer or forgo purchases of our existing products if we do not adequately time the introduction or the announcement of new products or enhancement to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements. Any of these factors could severely harm our business, financial condition and operating results.

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

We maintain an investment portfolio in a variety of financial instruments, including fixed rate corporate bonds, money market instruments, commercial paper and bank certificates of deposit. All of our cash, cash equivalents and short-term investments were classified as available-for-sale and recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity at December 31, 2002 and 2001.

As of December 31, 2002, we had a $5.3 million investment in a fixed-rate corporate bond. This investment carries a degree of interest rate risk, as the fair market values of fixed-rate securities decline if interest rates rise. Additionally, although the principal portion of our other investments is not subject to interest rate risk, declines in interest rates over time will reduce our interest income. A hypothetical 10% decrease in interest rates would result in a potential loss of approximately $1.0 million in future earnings over the next twelve months.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in Euro, British pounds sterling and the Japanese yen. As a result, our operating results have been in the past and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of December 31, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders

Business Objects S.A.

We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002, Business Objects S.A. changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

San Jose, California

January 27, 2003

Business Objects S.A.

Consolidated Balance Sheets

(In thousands, except for per ordinary share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$233,941	$240,421
Restricted cash—current	8,654	8,103
Short-term investments	46,678	—
Accounts receivable, net of allowances of $2,891 and $3,861 at December 31, 2002 and 2001, respectively	98,623	87,523
Deferred tax assets, net	12,920	9,900
Prepaid and other current assets	14,131	12,832

Total current assets	414,947	358,779
Goodwill	75,416	13,648
Other intangible assets, net	10,810	6,973
Property and equipment, net	37,341	36,046
Deposits and other assets	3,040	4,874
Restricted cash—long term	10,254	1,149

Total assets	$551,808	$421,469

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,105	$19,972
Accrued payroll and related expenses	48,537	37,417
Income taxes payable	7,187	15,035
Deferred revenue	75,490	59,741
Other current liabilities	36,398	30,808
Notes payable—current portion	1,717	2,656

Total current liabilities	189,434	165,629
Notes and escrow payable	9,728	1,717
Long-term accrued rent	7,713	1,457
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, Euro 0.10 nominal value ($0.11 U.S. as of December 31, 2002): authorized 81,378 and 86,011 at December 31, 2002 and 2001, respectively; issued and outstanding—63,463 and 61,928 at December 31, 2002 and 2001, respectively	6,731	6,589
Additional paid-in capital	168,939	149,889
Treasury shares, 1,068 and 818 shares at December 31, 2002 and 2001, respectively	(13,104)	(9,049)
Retained earnings	180,035	139,455
Accumulated other comprehensive income (loss)	2,332	(34,218)

Total shareholders’ equity	344,933	252,666

Total liabilities and shareholders’ equity	$551,808	$421,469

See accompanying notes.

Business Objects S.A.

Consolidated Statements of Income

(In thousands, except per share and ADS data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Net license fees	$243,955	$249,594	$220,845
Services	210,844	166,200	128,089

Total revenues	454,799	415,794	348,934
Cost of revenues:
Net license fees	3,102	2,155	2,569
Services	71,489	63,497	53,101

Total cost of revenues	74,591	65,652	55,670

Gross margin	380,208	350,142	293,264
Operating expenses:
Sales and marketing	222,243	203,655	167,519
Research and development	74,991	55,246	40,725
General and administrative	29,387	24,256	21,741
Acquired in-process technology	2,000	—	—
Restructuring	3,871	—	—
Goodwill amortization	—	4,492	4,254

Total operating expenses	332,492	287,649	234,239

Income from operations	47,716	62,493	59,025
Interest and other income, net	18,959	10,460	11,647

Income before provision for income taxes	66,675	72,953	70,672
Provision for income taxes	(26,095)	(28,075)	(28,269)

Net income	$40,580	$44,878	$42,403

Net income per share and ADS—basic	$0.66	$0.74	$0.71

Shares and ADS used in computing net income per share and ADS—basic	61,888	60,879	59,741

Net income per share and ADS—diluted	$0.63	$0.70	$0.65

Shares and ADS and common share equivalents used in computing net income per share and ADS—diluted	63,933	64,361	65,292

See accompanying notes.

Business Objects S.A.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Ordinary Shares		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share-holders’ Equity

	Shares	Amount		Shares	Amount
Balance at December 31, 1999	58,437	$3,522	$126,026	575	$(4,611)	$52,174	$(13,058)	$164,053
Issuance of stock pursuant to employee stock option plans	1,768	116	8,069	—	—	—	—	8,185
Issuance of ordinary shares under Employee Stock Purchase Plans	197	12	4,630	—	—	—	—	4,642
Directors’ warrants exercise	182	12	574	—	—	—	—	586
Nominal Value increased to 0.10 Euro	—	930	(930)	—	—	—	—	—
Capitalization of share premium to effect 3 for 2 stock split in the form of a dividend	—	1,879	(1,879)	—	—	—	—	—
Tax benefit of Nonqualified Stock Options	—	—	1,900	—	—	—	—	1,900
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	(10,834)	(10,834)
Net income	—	—	—	—	—	42,403	—	42,403

Total comprehensive income	—	—	—	—	—	—	—	31,569

Balance at December 31, 2000	60,584	$6,471	$138,390	575	$(4,611)	$94,577	$(23,892)	$210,935
Issuance of stock pursuant to employee stock option plans	1,137	99	6,482	—	—	—	—	6,581
Issuance of ordinary shares under Employee Stock Purchase Plans	155	14	3,204	—	—	—	—	3,218
Directors’ warrants exercise	52	5	341	—	—	—	—	346
Purchase of treasury shares	—	—	—	243	(4,438)	—	—	(4,438)
Tax benefit of Nonqualified Stock Options	—	—	1,472	—	—	—	—	1,472
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	(10,326)	(10,326)
Net income	—	—	—	—	—	44,878	—	44,878

Total comprehensive income	—	—	—	—	—	—	—	34,552

Balance at December 31, 2001	61,928	$6,589	$149,889	818	$(9,049)	$139,455	$(34,218)	$252,666
Issuance of stock pursuant to employee stock option plans	1,066	99	10,184	—	—	—	—	10,283
Issuance of ordinary shares under Employee Stock Purchase Plans	388	36	4,943	—	—	—	—	4,979
Directors’ warrant exercises	81	7	274	—	—	—	—	281
Purchase of treasury shares	—	—	—	250	(4,055)	—	—	(4,055)
Tax benefit of Nonqualified Stock Options	—	—	3,649	—	—	—	—	3,649
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	36,550	36,550
Net income	—	—	—	—	—	40,580	—	40,580

Total comprehensive income	—	—	—	—	—	—	—	77,130

Balance at December 31, 2002	63,463	$6,731	$168,939	1,068	$(13,104)	$180,035	$2,332	$344,933

See accompanying notes.

Business Objects S.A.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$40,580	$44,878	$42,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,746	12,572	6,923
Amortization of goodwill and other intangible assets	3,363	5,960	8,097
Deferred income taxes	(2,882)	(2,224)	(1,461)
Tax benefits from employee stock plans	3,649	1,472	1,900
Acquired in-process technology	2,000	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	784	(2,550)	(38,522)
Current and other assets	3,319	175	(6,416)
Accounts payable	(2,216)	(1,491)	11,140
Accrued payroll and related expenses	6,754	8,124	7,999
Income taxes payable	(6,294)	(2,495)	8,469
Deferred revenue	7,947	11,866	19,424
Other current liabilities	(4,559)	4,582	9,046

Net cash provided by operating activities	67,191	80,869	69,002
Cash Flows from Investing Activities:
Purchases of property and equipment	(10,405)	(26,330)	(14,240)
Business combinations, net of cash acquired	(62,454)	(8,043)	(18,245)
Purchases of short-term investments	(45,240)	—	—

Net cash used for investing activities	(118,099)	(34,373)	(32,485)
Cash Flows from Financing Activities:
Issuance of shares	15,542	10,145	13,413
Purchase of treasury shares	(4,055)	(4,438)	—
Issuance of notes payable	9,728	1,768	5,542
Transfer of cash from (to) restricted cash accounts	(9,106)	3,050	(12,340)
Principal payments on notes payable	(2,656)	(5,559)	(7,801)

Net cash provided by (used in) financing activities	9,453	4,966	(1,186)
Effect of foreign exchange rate changes on cash and cash equivalents	34,975	(10,622)	(11,983)

Net increase (decrease) in cash and cash equivalents	(6,480)	40,840	23,348
Cash and cash equivalents at the beginning of the year	240,421	199,581	176,233

Cash and cash equivalents at the end of the year	$233,941	$240,421	$199,581

Supplemental Schedule of Cash Flow Data:
Cash paid for interest expense	$169	$112	$182
Cash paid for income taxes	$34,401	$32,968	$19,586

See accompanying notes.

Business Objects, S.A.

Notes to Consolidated Financial Statements

Business Objects S.A.

1. Organization and Summary of Significant Accounting Policies

•    Organization and Basis of Presentation. Business Objects S.A. (“the Company”) was organized in 1990 as a société anonyme, or limited liability company, under the laws of the Republic of France. Business Objects develops, markets and supports business intelligence solutions. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority controlled subsidiaries, after elimination of intercompany transactions and balances. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis.

•    Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

•    Translation of Financial Statements of Foreign Entities. The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” while the Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly exchange rates for the year. Translation gains or losses are recorded as a separate component of shareholders’ equity and transaction gains and losses are reflected in net income.

Due to the number of currencies involved, the constant change in currency exposures and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant. To date, the Company has not undertaken hedging transactions to cover any currency or translation exposure.

•    Revenue Recognition. The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenue is allocated to the delivered elements.

For those contracts that consist solely of license and maintenance the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate. There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). The Company does not accept orders from resellers when the Company is aware that a reseller does not have a purchase order from an end-user.

Services can consist of maintenance, training and/or consulting services. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed.

Vendor-specific objective evidence of fair value of consulting services is based upon daily rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such daily rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

•    Accounts Receivable. Accounts receivable are stated at cost net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age and geography of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. Invoices that are unpaid at 210 days past invoice date are written off.

•    Net Income Per share and ADS. Basic net income per share and ADS is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share and ADS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period using the treasury stock method. Dilutive common equivalent shares consist of stock options and warrants. Net income per share and ADS has been adjusted for all periods presented to reflect the three for two stock split in the form of a dividend effective March 2001 and the two for one stock split effective January 2000.

•    Cash and Cash Equivalent, Restricted Cash and Short-Term Investments. Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of acquisition. Investments with maturity dates of greater than three months are considered to be short-term investments. Restricted cash consists of amounts held in deposits that are required as collateral under letters of credit and acquisition agreements.

All of the Company’s short-term investments are classified as available-for-sale and are recorded at amounts that approximate fair value based on quoted market prices at December 31, 2002 and 2001. Unrecognized holding gains and losses on available-for-sale securities are recorded net of tax in shareholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest income. The cost of securities sold is based on the specific identification method.

•    Software Development Costs. The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products has been of relatively short duration, costs qualifying for capitalization were insignificant during the years ended December 31, 2002, 2001 and 2000. Accordingly, there were no capitalized software development costs at December 31, 2002 and 2001.

•    Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Office and computer equipment is depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are depreciated over the shorter of the asset life or the remaining lease term.

•    Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash primarily in bank certificates of deposit, commercial paper, money market funds and corporate bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

The Company sells its products to many companies in various industries throughout the world, which minimizes the concentration of credit risk related to accounts receivables. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Such losses have been within management’s expectations. The Company generally requires no collateral from its customers. Substantially all revenues of the Company have been derived from the successive releases of one product and, as a consequence, any factor adversely affecting any release of this product would have a material adverse effect on the Company.

•    Source of Supply of Labor. The Company’s employees in France are represented by the CFDT Union—Confédération Francaise Démocratique du Travail—since October 2002 and additionally by the CGT Union—Confédération Générale du Travail- since November 2002. The Company’s employees in France represent 34% of its labor force at December 31, 2002. The Union collective bargaining agreements are renewed annually. The Company has never experienced any work stoppage.

•    Deferred Tax Assets. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year, the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

•    Other Current Liabilities. Other current liabilities include accruals for sales, use and value added taxes, accrued rent, audit, tax and legal fees, restructuring charges, deferred compensation under the Company’s deferred compensation plan and other accruals, none of which individually account for more than 5% of total current liabilities.

•    Stock-based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options because the Company believes the alternative fair value accounting provided for under Statement of Financial Accounting Standards Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant and no compensation expense is recorded. The Company recognizes compensation expense for those options granted with an exercise price less than the fair market value of the underlying common shares at the date of grant.

•    Guarantor’s Accounting for Guarantees. The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (iii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2002.

The Company warrants that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties vary depending upon the country in which the product is sold, ranging from 30 to 360 days. For those customers purchasing maintenance contracts, the warranty is extended for the period during which the software remains under maintenance. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date.

•    Shipping and Handling. Shipping and handling costs related to license fees are included in cost net license fees, for all periods presented. Shipping and handling costs related to maintenance releases are included in cost of services.

•    Advertising Costs. The Company expenses advertising expenses as incurred. Advertising expenses totaled $3,503,000 $4,112,000 and $4,081,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

•    Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

•    Recent Pronouncements. In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 is not expected to have any material adverse impact on the Company’s financial position or results of its operations.

In November 2001, the FASB issued a Staff Announcement Topic D-103 (“Topic D-103”), “Income Statement Characterization of Reimbursement Received for ‘Out-of-Pocket’ Expenses Incurred.” Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Previously the Company classified reimbursed out of pocket expenses as a reduction of sales and marketing expenses. The Company adopted this guidance effective January 1, 2002, resulting in increased services revenue and increased cost of services revenue. The Company’s adoption of Topic D-103 does not affect its net income in any past or future periods and did not have a material impact on prior periods.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” (“FAS 141” and “FAS 142”, respectively). FAS 141 supercedes APB Opinion No. 16, Business Combinations and eliminates the pooling-of-interest method of accounting for business combinations. FAS 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company’s adoption of FAS 141 did not have a material impact on the Company’s financial position or results of operations.

Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001 and the Company adopted FAS 142 on January 1, 2002 when its new fiscal year began. Effective with the Company’s adoption of FAS 142, the Company no longer amortizes goodwill but continues to amortize intangible assets.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Impairment of Long-Lived Assets (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001 and the Company adopted FAS 144 on January 1, 2002 when its new fiscal year began. The Company’s adoption of FAS 144 did not have a material adverse impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2003. The Company does not expect SFAS No. 148 to have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the Interpretation). The Interpretation will significantly change current practice in the accounting for and disclosure of guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of the Interpretation’s initial application should not be revised or restated to reflect the Interpretation’s provisions. The Company is investigating what impact, if any, the adoption of the Interpretation will have on its financial position or results of operations.

2. Cash, Cash Equivalents and Short-term Investments

The Company’s cash, cash equivalents and short-term investments are summarized in the tables below (in thousands). Both holding gains and losses on available-for-sale securities at December 31, 2002 and 2001 and gross realized gains and losses on sales of available-for-sale securities during 2002, 2001 and 2000 were not significant.

	Cost / Estimated Fair Value
	December 31,
	2002	2001
Cash	$9,333	$10,270
Cash equivalents:
Bank certificates of deposit	25,277	2,577
Commercial paper	97,012	109,852
Money market funds	102,319	117,722

Total cash equivalents	224,608	$230,151

Total cash and cash equivalents	233,941	$240,421

Short-term investments:
Commercial paper	$41,405	$—
Corporate bonds	5,273	—

Total short-term investments	$46,678	$—

Total cash, cash equivalents and short-term investments	$280,619	$240,421

Short-term investment securities at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.

December 31, 2002
Due in one year or less	$41,405
Due in one to five years	5,273

Total	$46,678

3. Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2002	2001

Office and computer equipment	$62,210	$50,621
Leasehold improvements	18,762	16,393

Total property and equipment	80,972	67,014
Accumulated depreciation and amortization	(43,631)	(30,968)

Property and equipment, net	$37,341	$36,046

Depreciation and amortization expense related to property and equipment totaled $14,746,000, $12,572,000 and $6,923,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

4. Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangible assets primarily represent developed and core technology, acquired maintenance contracts and employment contracts. As described further under “Recent Accounting Pronouncements,” the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” in July 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable other intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001 and the Company adopted FAS 142 on January 1, 2002 when its new fiscal year began. Goodwill was approximately $75,416,000 and $13,648,000 as of December 31, 2002 and 2001 respectively, net of accumulated amortization of approximately $13,890,000 at December 31, 2002 and 2001.

In June 2002 the Company performed the first of the required annual impairment tests of goodwill, which resulted in a finding that no impairment to goodwill existed. This test consisted of a comparison of the fair value of the Consolidated Company with its carrying amount, including the goodwill. The fair value of the reporting unit was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed a cash flow period of 5 years, long-term annual growth rates of 8% to 10%, a discount rate of 35% and terminal value growth rates of 1.5%. Based on the analysis, the Company determined that the fair value was in excess of the carrying amount of the Consolidated Company.

The changes in the carrying amount of goodwill from December 31, 2001 through December 31,2002, are as follows (in thousands):

	December 31,

	2002	2001
Balance as of the beginning of the year	$13,648	$17,766
Add: Goodwill acquired during the year	61,556	500
Less: Amortization of goodwill	—	(4,492)
Impact of foreign currency fluctuations on goodwill	212	(126)

Balance as of the end of the year	$75,416	$13,648

Other intangible assets, at cost, consists of the following (in thousands):

	December 31,
	2002	2001

Employment contracts	$7,434	$7,434
Developed technology	9,591	5,091
Maintenance contracts	2,700	—

Total intangible assets	19,725	12,525
Accumulated amortization	(8,915)	(5,552)

Other intangible assets, net	$10,810	$6,973

Total intangible amortization expense was $3,363,000, $1,468,000 and $3,843,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Employment contracts are amortized over periods ranging from 1 to 3 years. Developed technology and maintenance contracts are amortized over 5 years. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

The estimated amortization expense for the next 5 fiscal years is as follows (in thousands):

For the year ended December 31, 2003	$2,740
For the year ended December 31, 2004	$2,386
For the year ended December 31, 2005	$2,386
For the year ended December 31, 2006	$2,386
For the year ended December 31, 2007	$912

The following table sets forth net income per share and ADS adjusted to exclude goodwill amortization recognized prior to the adoption of FAS 142 on January 1, 2002 (in thousands, except for per share and ADS amounts):

	Year Ended December 31,
	2002	2001	2000
Reported net income	$40,580	$44,878	$42,403
Add back: goodwill amortization, net of tax benefit of $1,500 and $1,440 for 2001 and 2000	—	2,992	2,814

Adjusted net income	$40,580	$47,870	$45,217

Net income per share and ADS—basic:
Reported	$0.66	$0.74	$0.71
Add back: goodwill amortization, net of tax benefit	—	0.05	0.05

Adjusted	$0.66	$0.79	$0.76

Net income per share and ADS—diluted:
Reported	$0.63	$0.70	$0.65
Add back: goodwill amortization, net of tax benefit	—	0.04	0.04

Adjusted	$0.63	$0.74	$0.69

5. Acquisitions

In accordance with SFAS No. 141, the Company allocates the purchase price of our acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In accordance with SFAS No. 142, goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.

Acta Technology, Inc.

On August 23, 2002, the Company acquired all the outstanding shares of Acta Technology, Inc. (“Acta”), a privately-held data integration software vendor. The results of Acta’s operations have been included in the consolidated financial statements since that date. The acquisition provides Business Objects with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications. Management believes that the combination of Acta’s technology with Business Objects’ technology will help to create a strong best-of-breed analytical application software and it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. Due to the relatively short remaining useful life of the developed product technology and in-process research and development, no significant value was allocated to the identified intangible assets. As a result, the majority of the value of the intangible assets is represented by revenues from sales of future products and from services contracts attached to the sales of future products, such as maintenance.

The aggregate purchase price was $65,465,000 in cash, including $700,000 of transactions costs. Of the purchase price, $9,310,000 has been placed in a stockholder escrow account. In addition, another $944,000 has been placed in an employee escrow account, representing withholdings from payments due to Acta Technology management pursuant to change of control clauses and other employees’ future bonuses. Both funds are security for the indemnification obligations set forth in the merger agreement and will be available for release in February 2004, subject to claims for indemnification. The Company has accounted for the escrow funds on its consolidated balance sheet as long-term restricted cash and it has recorded a related long-term liability for $9,310,000 due former Acta Technology stockholders in February 2004 and $418,000 due employees over the next 3 years. The Acta Technology acquisition has been accounted for under the purchase method of accounting. See Note 14 for a summary of the balance of outstanding notes payable related to this acquisition.

The Company performed a due diligence review to determine whether all tangible assets and liabilities were recorded in Acta’s general ledger in accordance with GAAP. With the assistance of an appraisal firm the Company estimated that the net book value approximated fair value pursuant to the guidance within SFAS 141, par. 37. The Company estimated the fair value of all intangible assets that meet the recognition criteria in SFAS 141, par. 39, regardless of whether they had been recorded in Acta’s financial statements. Detailed discussions were held with Acta Technology financial, operational, marketing and engineering personnel concerning the nature of the assets acquired. Research was also conducted as to the existence and materiality of possible intangible assets such as assembled workforce, patents, trademarks and trade names, customer relationships, non-compete agreements, developed product technology and in-process research and development. The Company also performed an analysis of audited and un-audited historical and forecast financial statements and other financial and operational data concerning Acta Technology and developed fair value estimates for the identified intangible assets under the assumption that they remained a part of a separate and stand alone on-going entity.

The approach to the estimation of the Fair Value of Acta’s intangible assets involved the following steps:

•	Preparation of discounted cash flow analysis;
•	Deduction of the fair value of tangible assets;
•	Determination of the fair value of identified material intangible asset;

•	Determination of the fair value of developed technology and in-process research and development using a cash flow allocation model;
•	Allocation of the residual purchase price to other intangible assets generally in the nature of goodwill and
•	Reconciliation of the individual asset returns with the weighted average cost of capital.

The purchase price allocation to the asset acquired was made on a Fair Value basis, in accordance with the guidelines established in Statements of Financial Accounting Standards (“SFAS”) No. 2, No. 86 and No. 141 and FASB Interpretations (“FIN”) No. 4 and No. 6. The residual value remaining after allocation to the net liabilities assumed and the total fair value of identified intangibles assets was assigned to goodwill.

A portion of the purchase price has been allocated to existing technology and acquired in-process research and development. Each was identified and valued using the income approach through analysis of data provided by Acta Technology concerning developmental products, their stage of development, the time and resources needed to complete them, their expected future revenue cash flow and associated risks. The discount rates used were 16% for existing technology and 21% for in-process research and development.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the valuation of the intangible assets (in thousands):

Cash	$3,011
Accounts receivable, net	2,658
Prepaid expense and other assets	3,084
Property, plant and equipment	732
In-process research and development	2,000
Other intangible assets	7,200
Goodwill	61,556

Total assets acquired	$80,241
Facilities shutdown accrual	7,926
Deferred revenue	1,823
Other current liabilities	5,027

Total liabilities assumed	$14,776

Net assets acquired	$65,465

No stock options were assumed. Deferred tax assets totaled approximately $20,300,000, against which a valuation allowance of $20,300,000 was applied. The Company’s ability to utilize the Acta Technology NOL carryforwards may be subject to limitation under the Section 382 change of ownership rules and will be credited to goodwill when and if used.

The IPR&D represented projects that had not reached technological feasibility and had no future alternative uses. These were classified as IPR&D and expensed in the third quarter of 2002 at the time of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The majority of the costs allocated to IPR&D relate to the development of the K2 version of the ActaWorks Engine, which will provide improved scalability, reliability and security, allowing for more complex data requests. The nature of the efforts required to develop the IPR&D into commercially viable products included the completion of all planning designing, prototyping, verification and testing activities necessary to establish that the products meet their design specifications, including functions, features and technical performance requirements. All projects have been completed as of December 31, 2002.

The IPR&D was written off to the acquired in-process technology line on the Statement of Income at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Other intangible assets, which include developed technology of $4,500,000 and maintenance contracts of $2,700,000, will be amortized straight-line over their 5-year estimated useful lives.

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible net assets acquired. In accordance with FAS 142, goodwill is no longer amortized but is to be reviewed annually for impairment, or more frequently if impairment indicators arise. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company is still evaluating how much, if any, of the goodwill is expected to be deductible for tax purposes.

The facilities shutdown accrual represents the total future minimum lease payments of $12,114,000 that expire through 2007 for duplicate facilities in the United States and Europe, net of projected sublease income of $4,188,000. If the amount that is ultimately paid for abandoning the leasehold properties is materially different from what has been accrued, the purchase price allocation may be adjusted in future periods.

The following pro forma combined results of operations for the years ended December 31, 2002 and 2001 are presented as if the acquisition had occurred at the beginning of the period. The charges associated with acquired in-process technology have not been reflected in the following pro forma summary as they are nonrecurring.

	Year Ended December 31,
	2002	2001
Net revenues	$471,681	$441,256
Income before provision for income taxes	$51,572	$44,306
Net income	$24,429	$19,515
Net income per ADS and share-basic	$0.39	$0.32
Net income per ADS and share-diluted	$0.38	$0.30

Blue Edge Software

During December 2001, the Company acquired all the outstanding shares of Blue Edge Software (“Blue Edge”), a privately held software company based in Leeds, England, that develops and markets applications that specialize in web-based information delivery. The purchase was undertaken to extend the Company’s information delivery capabilities by leveraging Blue Edge’s information distribution architecture to provide intuitive report access, navigation and analysis to further empower both passive and interactive information consumers. The total purchase price, including direct acquisition costs, was $6,728,000 consisting of $4,400,000 of cash, notes payable totaling $1,768,000 and $560,000 of assumed liabilities and transaction costs. The notes are partially secured by a restricted escrow account. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated as $5,091,000 to developed technology that will be amortized over the greater of ratable related revenues or its five year estimated useful life, $1,137,000 allocated to employment related contingencies that are being amortized to research and development over the term of the related notes payable and $500,000 allocated to goodwill which under FAS 142 will not be amortized but will be reviewed annually for impairment. Key elements of the purchase that are not valued separately in purchase accounting, such as the members of the Blue Edge management team and workforce, contributed to the generation of goodwill. See Note 14 for a summary of the balances of outstanding notes payable and restricted cash related to this acquisition.

Executive Computing Group

During August 2000, the Company acquired a division of Executive Computing Group, the Company’s Australian distributor, for approximately $2,500,000 in cash and $500,000 in notes payable fully secured by a restricted cash escrow account. The purchase price was allocated to goodwill and the acquisition was accounted for under the purchase method of accounting. As of December 31, 2001, the note was paid in full and the restricted cash has been released. The Company ceased the amortization of goodwill on January 1, 2002 as a result of implementing SFAS 142.

OLAP@Work, Inc.

During April 2000, the Company acquired all the outstanding shares of OLAP@Work, Inc., a privately held software company based in Ottawa, Canada, that developed and marketed high-end online analytical processing reporting tools. The total purchase price including direct acquisition costs was $15,154,000, paid in the form of cash and notes payable totaling $5,000,000. The notes were due in three annual installments subject to employment related contingencies and were secured by $5,000,000 of restricted cash that the Company has placed into an escrow account. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated as $8,664,000 to goodwill, $5,000,000 to deferred employee retention costs and $1,490,000 to the net book value of the acquired assets and liabilities, which approximate fair value. Employee retention costs are amortized to research and development expense over the term of the related notes payable. The Company ceased the amortization of goodwill on January 1, 2002 as a result of implementing SFAS 142. During 2001, one of the principals voluntarily terminated his employment with the Company and forfeited his rights to $1,667,000 of notes payable. As a result, the Company reduced the purchase price allocated to deferred employee retention costs by $1,667,000 and recovered $1,667,000 of cash previously placed into a restricted escrow account. See Note 14 for a summary of the balance of outstanding notes payable related to this acquisition.

6. Commitments and Contingencies

•    Commitments. The Company leases its facilities and certain equipment under operating leases that expire through 2021. Future minimum lease payments under operating leases due for the fiscal years ending December 31, net of sublease income under non-cancelable agreements and excluding lease commitments fully accrued as part of the Acta Technology facilities shutdown accrual (see Note 5), are as follows (in thousands):

2003	$24,853
2004	20,736
2005	20,050
2006	18,984
2007	18,738
Thereafter	48,057

Total	$151,418

Rent expense net of sublease income under all operating leases was approximately $22,800,000, $20,000,000 and $10,600,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease income totaled $3,317,000, $3,366,000 and $880,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The total future minimum sublease rental income under all non-cancelable subleases at December 31, 2002 is $2,084,000, $1,811,000 and $1,108,000 for the years ending December 31, 2003, 2004 and 2005, respectively.

The Company leases certain facilities under operating leases that contain free rent periods and or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as accrued rent and is included in other current liabilities. The total liability for accrued rent was $9,347,000 and $4,011,000 at December 31, 2002 and 2001, respectively. The Company’s obligations under its San Jose and Mountain View, California lease facilities are collateralized letters of credit totaling $7,504,000. The letters of credit are renewable annually and are secured by $7,504,000 of cash that is restricted from withdrawal. See Note 14.

•    Legal matters. On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology. The Company became a party to this action when the Company acquired Acta Technology in August 2002. The complaint alleges that the Acta Technology software products infringe Informatica’s United States Patent No. 6,014,670 and 6,339,775 both entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications”. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta Technology software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References”. The complaint seeks relief in the form of an injunction, unspecified damages and an award of treble damages. While this action is in the early stages of discovery and pre-trial and the Company is still evaluating all issues, the Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously. The potential costs associated with an adverse outcome of this matter cannot be reasonably estimated at this time. This case is set to proceed to trial on August 16, 2004.

During May 2002, the Company entered into an agreement in settlement of its patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively “Cognos”). Under the terms of the agreement, Cognos licensed the rights to the Company’s technology under United States Patent No. 5,555,403 in exchange for payments totaling $24 million. The license covers both past and future use of the Company’s technology. A $10 million first installment representing past use was received during June 2002 and was classified as Interest and Other income, net on the Consolidated Statements of Income for the quarter ended June 2002 net of $3.1 million of related legal expense. The remaining balance representing future use is to be paid in eight quarterly installments of $1.75 million commencing the quarter ended September 30, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, the Company will recognize the remaining settlement as other income once the amounts become due.

On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on the Company’s United States Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. The Company’s complaint requests that the defendant be enjoined from further infringing the patent and seeks an as yet undetermined amount of damages. No trial date has been set by the Court.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas, by MicroStrategy. The complaint alleges that the Company’s software products, BUSINESSOBJECTS BROADCAST AGENT, BUSINESSOBJECTS INFOVIEW and BUSINESSOBJECTS BROADCAST AGENT PUBLISHER, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices”. MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and conspiracy in violation of the Virginia Code. The complaint seeks injunctive relief and damages.

On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted the Company’s requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively. On June 13, 2002, the District Judge granted the Company’s motion to stay the proceedings on the patent claims pending the completion of the reexaminations by the USPTO. On December 30, 2002 the District Judge granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations is scheduled to proceed on May 20, 2003. It is the Company’s current assessment that its products do not infringe Microstrategy’s patents and that the Company has not committed any of the wrongful acts alleged by Microstrategy that could result in any material damages. The Company believes that the likelihood that these claims will be material is remote.

The Company is also involved in various legal proceedings in the ordinary course of business.

7. Shareholders’ Equity

Stock Repurchase Programs

During October 2002, the Company’s board of directors authorized the repurchase of up to $40 million of the Company’s shares over the next year. The Company may repurchase up to 2,000,000 shares at a price not to exceed 70 euros per share. This plan supersedes the stock repurchase plan previously announced in September 2001. During November 2002, the Company repurchased on the Premier Marché of Euronext Paris a total of 250,000 ordinary shares for an aggregate cost of $4,055,000.

In September 2001, the board of directors had authorized a share repurchase program whereby the Company could repurchase up to 2,000,000 of its shares at a price not to exceed 60 euros per share, in accordance with the shareholders’ authorization of June 12, 2001. In September 2001, the Company repurchased on the Premier Marché of Euronext Paris a total of 243,175 ordinary shares for an aggregate cost of $4,400,000.

Stock Option Exchange Programs

2002 Stock Option Exchange Program

On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “French offer”) and the other to eligible international employees including employees in the United States (the “International offer”). Pursuant to the terms and conditions of each offer, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of 30 Euros or higher granted under the Business Objects S.A. 1999 and 2001 Stock Option Plans, as amended. In exchange, new options will be granted on or after May 22, 2003, equal to the amount obtained by multiplying the number of shares to which a benefit has been renounced by the applicable exchange percentage. If an eligible employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six-month period prior to the commencement of the offer regardless of its exercise price.

Both offers expired on November 19, 2002. Pursuant to the International offer, the Company has accepted for cancellation options to subscribe to 2,464,537 ordinary shares. Subject to the terms and conditions of the International offer, the Company will grant new options to subscribe to or purchase an aggregate of up to 994,120 ordinary shares on or after May 22, 2003. In addition, pursuant to the French offer, the Company has accepted for cancellation options to subscribe to 308,742 ordinary shares from 78 eligible employees. Subject to the terms and conditions of the French offer, the Company will grant new options to subscribe to or purchase an aggregate of up to 125,551 ordinary shares on or after May 22, 2003. As a result of the two separate offers, an aggregate of 471 eligible employees tendered an aggregate of 2,773,279 options in return for the promise to grant up to 1,119,671 new options on or after May 22, 2003.

The exercise price of the new options may not be less than the higher of (i) 100% of the closing price of the Company’s ordinary shares as reported on the Premier Marché of Euronext Paris S.A. on the last trading day before the date of grant, or (ii) 80% of the average of the closing prices of the Company’s ordinary shares on such market over the twenty trading days preceding the grant date. In addition, for eligible employees who are Italy-based employees, the exercise price per share may not be less than 100% of the average of the closing prices of the Company’s ordinary shares on the Premier Marché over the thirty days preceding the grant date.

The new options granted under the International offer will retain the vesting schedule of the old options they will replace. The new options granted under the French offer will retain substantially the vesting schedule of the old options, except that the new options will not become exercisable until one year following the date of grant of the new options.

The programs were not available to: (i) the Company’s officers who are also members of the Company’s board of directors; (ii) former employees and (iii) any of the Company’s employees who are resident in Sweden and Switzerland.

2001 Stock Option Exchange Program

On May 16, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to France based employees (the “French program”) and the other to international employees including employees in the United States (the “International program”). Pursuant to the terms and conditions of each program, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options granted on or after January 1, 2000 under the Business Objects S.A. 1999 Stock Option Plan, as amended, in exchange for an equal number of new options to be granted on or after December 18, 2001. If an employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six-month period prior to the cancellation of any options. Both offers expired June 14, 2001. A total of 140 eligible employees elected to participate in the French program, representing a total of 329,287 options. A total of 301 eligible employees elected to participate in the International program, representing 1,083,554 options. As a result of the two separate programs, an aggregate of 441 eligible employees tendered an aggregate of 1,412,841 options in return for the promise to grant new options.

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

The exercise price of the new options was calculated as 100% of the closing price of the Company’s ordinary shares as reported on the Premier Marché of Euronext Paris S.A. (the “Premier Marché”) on the last trading day before the date of grant, as was required under French law. In addition, for eligible employees who were Italy-based employees, the exercise price per share could not have been less than 100% of the average of the closing prices of the Company’s ordinary shares on the Premier Marché over the thirty days preceding the grant date.

The new options granted under the International program retained the vesting schedule of the old options they replaced. The new options granted under the French program retained substantially the vesting schedule of the old options they replaced, except that the new options did not become exercisable until one year following the date of grant of the new options.

The programs were not available to (i) members of the Company’s extended executive committee, (ii) employees with general management and/or management responsibility for multiple countries, (iii) employees with general sales management responsibility for named strategically important countries, (iv) employees responsible for sales representing 10% or more of the Company’s consolidated budget revenues for fiscal 2001, (v) former employees and (vi) any of the Company’s employees who were resident in Belgium or Switzerland. In addition, new options were not granted to individuals who were not employees as of the grant date of the new options.

•    Stock Splits. During February 2001, the Company’s shareholders and Board of Directors approved a three for two stock split in the form of a dividend of its ordinary shares and American depositary shares, which was effective on March 12, 2001. Because the three for two split was in the form of a dividend, the nominal value per share and ADS was not adjusted. Instead, the Company recorded a transfer effective December 31, 2000 of approximately $1,879,000 from additional paid-in capital to ordinary share capital corresponding to 0.10 Euro per share and ADS nominal value for the shares and ADS outstanding as of that date to reflect the result of the three for two split. During January 2000, the Company’s shareholders and Board of Directors approved a two for one stock split, for which the nominal value per share and ADS was adjusted. The split was effective January 20, 2000. All share and per share information has been adjusted to give effect to both splits.

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

The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its share capital, funded by a transfer of at least 5% of the Company’s net income per year to such legal reserve. The legal reserve balance requirement was $666,000 and $546,000 as of December 31, 2002 and 2001, respectively. The legal reserve is distributable only upon the liquidation of the Company. The Company’s “statuts” also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the general meeting of shareholders.

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

•    Stock Option Plans. The Company’s 1993 Stock Option Plan expired in 1998 and the 1994 Stock Option Plan expired in 1999.

During February 2001, the shareholders of the Company approved a stock option plan (the 2001 Plan) in the form of an “evergreen plan” pursuant to which the Board of Directors was authorized to issue options corresponding to 3,450,000 shares, plus an annual increase to be added on June 30 of each year beginning in 2002 equal to the lesser of (i) 4,500,000 shares, (ii) 5% of the total shares of the Company on such date, or (iii) a lesser amount determined by the Board. As of December 31, 2002, the Company’s board of directors had not authorized any annual increase in the amount of shares authorized under the 2001 plan.

During May 1999, the shareholders of the Company approved a stock option plan (the 1999 Plan) pursuant to which the Board of Directors was authorized to issue options corresponding to 2,625,000 shares. During June 2000, the shareholders approved an additional 4,500,000 shares reserved for issuance under the 1999 Plan.

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

In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period (four years for options granted after May 2000) following the grant of the option. Currently, for options issued to France-based employees after January 1, 1997, holders of such options are not permitted to sell or dispose of their shares within five years of the date of grant (four years for options granted after May 2000) and, therefore, no social charges will be due on these options.

A summary of the Company’s stock option activity under all Plans is summarized as follows:

		Options Outstanding
	Options Available	Number of Shares	Weighted Average Price Per Share (in Euros)
Balance at December 31, 1999	1,345,419	8,042,127	7.88
Shares reserved	4,500,000	—	—
Granted	(3,276,338)	3,276,338	61.44
Canceled (1994 and 1999 Stock Plans)	464,807	(1,282,652)	18.11
Exercised	—	(1,768,459)	4.96

Balance at December 31, 2000	3,033,888	8,267,354	28.09
Shares reserved	3,450,000	—	—
Granted	(5,738,150)	5,738,150	36.70
Canceled	2,186,027	(2,421,523)	49.97
Exercised	—	(1,136,982)	6.62

Balance at December 31, 2001	2,931,765	10,446,999	30.10
Shares reserved	—	—	—
Granted	(3,147,045)	3,147,045	32.89
Canceled	4,370,894	(4,502,626)	40.72
Exercised	—	(1,066,222)	10.58

Balance at December 31, 2002	4,155,614	8,025,196	27.83

The following table summarizes the status of the Company stock options outstanding and exercisable at December 31, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices in Euro	Number of Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price in Euros	Number of Shares	Weighted Average Exercise Price in Euros
0.00 - 6.76	1,084,514	4.6	3.83	1,084,514	3.83
6.77 - 13.52	1,274,095	6.8	10.02	893,224	9.43
13.53 - 20.27	816,840	9.1	17.55	98,648	18.48
20.28 - 27.03	453,189	5.2	20.60	340,009	20.60
27.04 - 33.79	929,099	8.3	31.92	343,669	31.91
33.80 - 40.55	1,693,308	7.9	36.36	773,441	36.76
40.56 - 47.31	873,651	8.5	42.48	3,875	42.30
54.06 - 60.82	435,894	7.0	54.93	259,281	54.96
60.83 - 67.58	464,606	6.5	65.56	307,023	65.25

All options	8,025,196	7.2	27.83	4,103,684	23.22

•    Warrants. On June 5, 2002, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 15,000 shares to a director at an exercise price of Euro 28.00 per share. The warrants vest at the rate of 33.33% per year on June 1, 2003, 2004 and 2005. On October 30, 2002, the director resigned and all warrants were canceled.

On June 12, 2001, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares to three directors at an exercise price of Euro 36.13 per share. The warrants vest at the rate of 33.33% per year on June 1, 2002, 2003 and 2004. As of December 31, 2002, all were outstanding and 15,000 were vested or exercisable.

On February 6, 2001, the Company’s shareholders approved the issuance of warrants to purchase a total of 22,500 shares at an exercise price of Euro 57.96 per share to a director. The warrants vest at the rate of 33.33% per year on May 1, 2001, 2002 and 2003. As of December 31, 2002, all were outstanding and 15,000 were vested and exercisable.

In May 1999, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares at an exercise price of Euro 7.59 per share to a director. These warrants were fully exercised during the year ended December 31, 2001.

On April 28, 1998, the Board of Directors approved the issuance of warrants to purchase a total of 210,000 shares to five directors. The warrants were issued on June 18, 1998 after formal shareholder approval and have an exercise price of Euro 4.91, vesting at a rate of 33.33% per year from June 18, 1998. Of these warrants, 45,000 were exercised in 2002, 7,500 were exercised in 2001 and 37,500 were exercised in 2000, leaving 120,000 outstanding warrants vested and exercisable as of December 31, 2002.

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

On April 28, 1997, the Board of Directors approved the issuance of warrants to purchase a total of 144,000 shares to four directors with an exercise price of Euro 2.81 per share. These warrants vest monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. Of these warrants, 108,000 were exercised in 2000 and 36,000 were exercised in 2002.

In summary, warrants to purchase an aggregate of 187,500 shares were outstanding as of December 31, 2002 at exercise prices ranging from 4.91 to 57.97 Euro per share and a weighted average exercise price of 18.77 Euro per share.

•    Employee Stock Purchase Plans. The Company has an International Employee Stock Purchase Plan intended to qualify under the provisions of Sections 421 and 423 of the 1986 Internal Revenue Code of the United States. Under the terms of this plan, employees may contribute via payroll deductions up to 10% of their eligible compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. The Company issued approximately 278,300 shares under the plan in 2002 and 153,000 shares in 2001. There are approximately 274,000 shares remaining available for issuance under the plan as of December 31, 2002.

In addition, the Company also has an Employee Stock Purchase Plan available to the Company’s French employees, who are excluded from the International Plan. The French plan is part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. Stock purchases are limited under this plan to 10% of an employee’s compensation received during the offering period. The Company issued approximately 109,200 shares under the plan in 2002 and 2,000 shares in 2001. There are approximately 274,000 shares remaining available for issuance under the plan as of December 31, 2002.

•    Stock Based Compensation. Pro forma information regarding net income and net income per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options for 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 3% for 2002 and 4% for 2001 and 6% for 2000 and a weighted average expected option life of six months and three years for options granted under Employee Stock

Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company’s ordinary shares was assumed to be 71%, 86% and 101% for 2002, 2001 and 2000, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of required pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net income and pro forma net income per share and ADS information):

	2002	2001	2000
Net income as reported	$40,580	$44,878	$42,403
Pro forma net income	$8,798	$13,479	$26,933
Net income per share and ADS as reported—basic	$0.66	$0.74	$0.71
Pro forma net income per share and ADS—basic	$0.14	$0.22	$0.45
Net income per share and ADS as reported—diluted	$0.63	$0.70	$0.65
Pro forma net income per share and ADS—diluted	$0.14	$0.21	$0.41

The weighted average fair value calculated under FAS 123 for stock options granted during 2002, 2001 and 2000 was $11.15, $13.48 and $27.54 per share, respectively. The weighted-average fair value of shares purchased under employee stock purchase plans during 2002, 2001 and 2000 was $8.38, $17.77 and $9.31, respectively.

8. Employee Savings Plans

The Company has an Employee Savings Plan that allows voluntary contributions by all full-time employees who are employed by the French parent company and have completed at least three months of service. Eligible employees may contribute up to 25% of pre-tax earnings to the Employee Savings Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase the Company’s shares. See Note 7 Shareholders’ Equity—Employee Stock Purchase Plans. The Company does not match Employee Savings Plan contributions.

The Company is subject to a Statutory Profit Sharing Plan for substantially all of the employees of its French entity. Contributions under the Statutory Plan are based on a formula prescribed by French law. In addition, employees of the Company’s French entity may receive contributions from a separate profit sharing plan sponsored by the Company. Contributions under this plan are based on the achievement of certain goals established by the Board of Directors. Contributions under this plan are reduced by contributions required to be made under the Statutory Plan. The Company accrued $3,876,000 for all contributions required by both plans as of December 31, 2002, $3,166,000 as of December 31, 2001 and $2,673,000 as of December 31, 2000.

The Company’s United States’ subsidiary has a defined contribution 401(k) Plan covering substantially all of its employees. Participants may contribute up to 20% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $1,500 per year per person, subject to a three year vesting schedule. Net Company matching contributions to the Plan totaled approximately $653,000 in 2002, $603,000 in 2001 and $535,000 in 2000.

The Company’s United States’ subsidiary also has a nonqualified Deferred Compensation Plan which permits eligible officers and employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses per year. The Company does not contribute to the Deferred Compensation Plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. Deferred compensation and investment earnings are held as a Company asset within a trust, which is subject to the claims of the general creditors of the Company. The trust’s assets, consisting of an investment in a variable universal life insurance policy, totaled $1,982,000 and $1,836,000 at December 31, 2002 and 2001, respectively and are included in prepaid expenses. The liability for deferred compensation was approximately $2,337,000 and $1,957,000 at December 31, 2002 and 2001, respectively and is included in other current liabilities.

The Company contributes to pensions for personnel in France in accordance with French law by contributing amounts based on salaries to the relevant government agencies. There exists no actuarial liability in connection with these plans.

French law also requires payment of a lump sum retirement indemnity to employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. The Company’s obligation amounted to $572,000 as of December 31, 2002 and is calculated as the present value of estimated future benefits to be paid, using the following assumptions:

Retirement age: 62 years

Discount rate: 6%

Rate of compensation increase: 4%

In 2002, the Company transferred the management of its benefit obligations and liabilities to a financial institution. Consequently, the financial institution will pay retirement indemnities directly to the employees of Business Objects France.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per ADS and per share (in thousands, except per share and ADS amounts).

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income	$40,580	$44,878	$42,403

Denominator:
Weighted average ADSs and shares outstanding	61,888	60,879	59,741

Incremental common shares attributable to shares exercisable under employee stock plans and warrants (Treasury stock method)	2,045	3,482	5,551

Denominator for diluted earnings per ADS and per share	63,933	64,361	65,292

Net income per ADS and per share—basic	$0.66	$0.74	$0.71

Net income per ADS and per share—diluted	$0.63	$0.70	$0.65

The effect of options to purchase 4,464,000, 4,734,000 and 1,549,000 common shares was not included in the computation of the 2002, 2001 and 2000 diluted earnings per share and ADS, respectively, because the options’ exercise price was greater than the average market price of common shares and such impact would be antidilutive.

10. Interest and Other Income, Net

Interest and other income, net primarily represent net interest income, net gains and losses resulting from foreign currency exchange rate changes and other income net of litigation expenses from the settlement of patent infringement actions (see note 6).

The following table sets forth information regarding the Company’s interest and other income, net (in thousands):

	2002	2001	2000
Net interest income	$7,679	$8,389	$7,281
Cognos payments, net of legal fees	10,361	—	—
Net exchange (losses) gains	(710)	(11)	458
Other income, net	1,629	2,082	3,908

Total interest income and other, net	$18,959	10,460	$11,647

11. Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
France	$40,969	$37,949	$35,448
Rest of world	25,706	35,004	35,224

Total	$66,675	$72,953	$70,672

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
France	$16,595	$16,708	$12,324
Rest of world	12,520	13,809	17,409

Total current	29,115	30,517	29,733
Deferred:
France	(2,933)	(2,500)	(28)
Rest of world	(87)	58	(1,436)

Total deferred	(3,020)	(2,442)	(1,464)

	$26,095	$28,075	$28,269

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company’s incentive stock option plan reduced taxes currently payable as shown above by approximately $3,649,000, $1,500,000 and $1,900,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Such benefits were credited to additional paid-in capital when realized.

A reconciliation of income taxes computed at the French statutory rate (35.43% in 2002, 36.38% in 2001 and 37.77% in 2000) to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Income tax provision computed at the French statutory rate	$23,623	$26,541	$26,693
Non-deductible acquired in process research and development	709	—	—
Operating losses (utilized) / not utilized	289	271	(114)
Non-deductible goodwill	—	216	399
Income at higher/ (lower) tax rates	96	(433)	(451)
Research credits	(1,046)	(1,100)	(992)
Other individually immaterial items	2,424	2,580	2,734

	$26,095	$28,075	$28,269

Deferred taxes reflect the net tax effects of loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$40,356	$18,712
Cognos settlement	3,705	—
Deferred revenue	2,967	2,669
Accrued bonuses and compensation	2,928	3,509
Amortization of intangible assets	7,306	3,383
Accrued rent	3,385	220
Other, including reserves and accruals not currently deductible	7,536	8,200

Total deferred tax assets	68,183	36,693
Valuation allowance	(54,615)	(26,302)

	13,568	10,391
Deferred tax liabilities:
Individually immaterial items	(648)	(491)

Net deferred tax assets	$12,920	$9,900

The valuation allowance for deferred tax assets increased by $28,313,000 and $4,280,000 in 2002 and 2001, respectively. Of the net operating loss carryforwards $20,091,000 are attributable to stock options and $20,265,000 are attributed to Acta Technology net operating loss carryforwards Of the valuation allowance, $27,175,000 is attributed to stock options, the benefit of which will be credited to additional paid-in capital when realized and $27,440,000 is attributed to Acta Technology net operating loss carryforwards, the benefit of which will be credited to goodwill. The Company’s future ability to utilize the Acta Technology net operating loss carryforwards may be subject to limitation under the Section 382 change of ownership rules of the Internal Revenue Code.

As of December 31, 2002, the Company has U.S. federal and state net operating loss carryforwards of approximately $58,800,000 and $11,400,000, respectively. These net operating loss carryforwards will expire in the years 2003 through 2023, if not utilized.

12. Segment and Geographic Information

•    Segment. The Company has one reportable segment—business intelligence software products. The Company recognizes its net license revenue from three product families: Business Intelligence Platform, Enterprise Analytic Applications and Data Integration. The Company does not track services revenues by product family as it is impracticable to do so. The following table summarizes net license revenue recognized from each family (in thousands):

	Year Ended December 31,
	2002	2001	2000
Business Intelligence Platform	$219,195	$241,569	$217,678
Enterprise Analytic Applications	20,899	8,025	3,167
Data Integration	3,861	—	—

Total Net License Revenue	$243,955	$249,594	$220,845

Geography. Operations outside of France consist principally of sales, marketing, finance, customer support and to a lesser extent, research and development activities. The following is a summary of operations within geographic area (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues:
France	$53,752	$60,444	$49,580
Rest of Europe	158,628	161,740	152,633
Americas, including Latin America and Canada	212,874	164,318	121,198
Rest of World	29,545	29,292	25,523

	$454,799	$415,794	$348,934

The following is a summary of long-lived assets by geographic location (in thousands):

	December 31,
	2002	2001
Long-lived assets:
France	$14,081	$11,774
Rest of Europe	18,309	21,751
Americas, including Latin America and Canada	99,971	24,878
Rest of World	4,500	4,287

	$136,861	$62,690

13. Restructuring Charges

During the quarter ended June 30, 2002, the Company implemented a restructuring plan to eliminate 50 positions in the Company’s European field operations in order to better align the Company’s revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. In addition, the Company eliminated excess office space in France, Italy, Spain and Switzerland. Implementation of the plan resulted in restructuring charges to earnings totaling $3,756,000 for severance and other employee termination benefits and costs associated with exiting facilities, representing the excess of lease costs over anticipated sublease income.

During the quarter ended December 31, 2002, the Company substantially completed its restructuring plan, at which time the Company reversed $610,000 of previously accrued expenses. The reversal was primarily due to savings from planned termination costs resulting from normal employee attrition for 3 of the 50 positions that were to be eliminated, lower than planned costs per head and utilization of certain facilities originally scheduled for abandonment.

During the quarter ended December 31, 2002, the Company adopted an additional restructuring plan to eliminate an additional 4 positions as part of its ongoing measures to better align operating expenses with revenues. Implementation of this plan resulted in restructuring charges to earnings totaling $725,000 for severance and other employee termination benefits.

The Company has substantially completed the implementation of both restructuring plans as of December 31, 2002. The Company expects to complete the Company’s workforce reduction by the end of the second quarter of 2003. Lease related expenses due to the exit from excess office space will be paid over the respective lease terms through 2003.

The following table summarizes the Company’s accrued restructuring costs at December 31, 2002 (in thousands):

	Restructuring Charge at June 30, 2002	Adjustments to original plan	Additional restructuring charges	Cash Payments	Impact of foreign exchange on translation of accrual	Accrued Restructuring Costs at December 31, 2002
Severance and other employee termination benefits	$3,036	$(532)	$725	$(2,268)	$259	$1,220
Estimated cost of excess office space	720	(78)	—	(564)	75	153

Total restructuring charges	$3,756	$(610)	$725	$(2,832)	$334	$1,373

Acquisition-related restructuring liability capitalized as a cost of acquisition

Immediately prior to the Company’s acquisition of Acta Technology, Inc., Acta’s management initiated and approved plans to restructure Acta’s operations. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with existing general economic conditions. Acta Technology recorded approximately $13,527,000 of restructuring costs in connection with restructuring the pre-acquisition Acta Technology organization. Costs to restructure pre-acquisition Acta Technology were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recorded as liabilities assumed as part of the purchase price allocation.

This restructuring liability consisted primarily of severance, other employee benefits and costs of vacating duplicate facilities. The severance and other employee benefits related to the planned termination of approximately 50 employees worldwide. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the write-down of excess equipment. The charge for lease abandonment was $7,926,000, representing total future minimum lease payments due through 2007, net of projected sublease income of $4,188,000 for Acta’s Mountain View, California headquarters and other smaller European offices. The charge for the write-down of excess equipment was $1,220,000. If the amount that is ultimately paid for abandoning the leasehold properties is materially different from what has been accrued, the purchase price allocation may be adjusted in future periods.

The balance of the accrued restructuring charges capitalized as a cost of acquisition and is as follows at December 31, 2002 (in thousands):

	Employee Severance and other related benefits	Leasehold Abandonment and write-off of property and equipment	Total
Restructuring costs	$4,381	$9,146	$13,527
Cash payments	(4,381)	(1,108)	(5,489)
Non-cash charges	—	(1,220)	(1,220)

Balance at December 31, 2002	$—	$6,818	$6,818

Less current portion included in other current liabilities	—	(2,401)	(2,401)

Long term	$—	$4,417	$4,417

14. Notes and escrows payable and restricted cash

Notes and escrows payable and restricted cash consist of the following (in thousands):

	Notes Payable December 31,		Restricted Cash December 31,
	2002	2001	2002	2001
Non-interest bearing notes issued in connection with the purchase of Acta Technology, Inc. due February 2004, subject to indemnification obligations	$9,310	$—	$9,310	$—

Bonuses to former Acta Technology employees subject to indemnification obligations, due February 2004	418	—	418	—

Non-interest bearing notes issued in connection with the purchase of OLAP@ Work, subject to employment related contingencies	833	1,666	833	1,666

Non-interest bearing notes issued in connection with the purchase of Blue Edge Software, subject to indemnification obligations	567	1,137	—	—

Notes bearing interest at 2.5% issued in connection with the purchase of Blue Edge Software, subject to employment related contingencies.	317	631	317	631

Notes bearing interest at 5% issued in connection with the purchase of Next Action Technology, Ltd. subject to employment related contingencies.	—	939	—	—

Cash subject to withdrawal restrictions on deposit as security for bonuses to be paid to Acta Technology employees subject to employment related contingencies	—	—	526	—

Cash subject to withdrawal restrictions on deposit as security for letters of credit	—	—	7,504	6,955

	$11,445	$4,373	$18,908	$9,252
Current portion	(1,717)	(2,656)	(8,654)	(8,103)

Total long term	$9,728	$1,717	$10,254	$1,149

Supplemental Financial Information (Unaudited)—Selected Quarterly Data

The following table presents unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2002 (in thousands, except per share amounts). This information has been prepared on the same basis as the annual information presented elsewhere herein and adjusted to reflect the three-for-two stock split effected March 12, 2001 and the two-for-one stock split effected January 20, 2001 and, in management’s opinion, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(In thousands, except per share data)
Total Revenues	$126,183	$109,882	$111,196	$107,538	$116,811	$99,200	$101,505	$98,278
Gross margin	$106,119	$91,104	$93,045	$89,940	$99,625	$82,956	$85,313	$82,248
Acquired in-process technology	$—	$2,000	$—	$—	$—	$—	$—	$—
Restructuring	$115	$3,756	$—	$—	$—	$—	$—	$—
Income from operations	$17,024	$4,642	$10,286	$15,764	$20,154	$12,895	$15,081	$14,363
Net income	$12,813	$4,868	$11,878	$11,021	$14,091	$9,292	$10,999	$10,496
Net income per share and ADS—basic	$0.21	$0.08	$0.19	$0.18	$0.23	$0.15	$0.18	$0.17
Net income per share and ADS—diluted	$0.20	$0.08	$0.18	$0.17	$0.22	$0.15	$0.17	$0.16

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10. Directors and Executive Officers of Registrant

Information required by this item concerning our directors and our executive officers is incorporated by reference to the information set forth in the sections titled “Information Regarding Nominees, Other Directors and Executive Officers” of the Company’s Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2002 (“the 2003 Proxy Statement”).

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Compliance with Section 16(a) of the Exchange Act” in the 2003 Proxy Statement.

Item 11. Executive Compensation

Information required by this item concerning our directors and our executive officers is incorporated by reference to the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item regarding security ownership of certain beneficial owners and management as well as equity compensation plans, is incorporated by reference to the information set forth in the sections titled “Beneficial Share Ownership by Principal Shareholders and Management” and Equity Compensation Plan in the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in the 2003 Proxy Statement.

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90-day period prior to the date of the Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-149(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within the Company may be detected.

(b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial statements. See Item 8 of this Form 10-K.

	2.

Financial Statement Schedules. The following financial statement schedule of the Company for each of the years ended December 31, 2002, 2001 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements and related notes thereto, of the Company.

		Page Number
		Schedule II—Valuation and Qualifying Accounts 76

		Schedules other than that listed above have been omitted since they are either nor required, not applicable, or the information is otherwise included.

	3.	Exhibits. The exhibits listed in the accompanying index to exhibits are filed as part of this report.

(b) Reports on Form 8-K.

A report on Form 8-K/A was filed November 6, 2002 under Item 7 reporting financial statements and exhibits relating to the acquisition of Acta Technology, Inc., a Delaware corporation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2003	BUSINESS OBJECTS S.A.

	By:	/s/ BERNARD LIAUTAUD
Bernard Liautaud Chairman of the Board and Chief Executive Officer

Know all Person by These Presents, that each person whose signature appears below constitutes and appoints Bernard Liautaud and James R. Tolonen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ BERNARD LIAUTAUD	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2003
Bernard Liautaud

/s/ JAMES R. TOLONEN	Chief Financial Officer and Senior Group Vice President (Principal Financial and Accounting Officer)	March 24, 2003
James R. Tolonen

/s/ JOHN OLSEN	Director, President and Chief Operating Officer	March 24, 2003
John Olsen

/s/ ALBERT EISENSTAT	Director	March 24, 2003
Albert Eisenstat

/s/ ARNOLD SILVERMAN	Director	March 24, 2003
Arnold Silverman

/s/ BERNARD CHARLES	Director	March 24, 2003
Bernard Charles

/s/ GERALD HELD	Director	March 24, 2003
Gerald Held

I, Bernard Liautaud, certify that:

1. I have reviewed this annual report on Form 10-K of Business Objects S.A.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By:	/s/ BERNARD LIAUTAUD
Bernard Liautaud Chairman of the Board and Chief Executive Officer

I, James R. Tolonen, certify that:

1. I have reviewed this annual report on Form 10-K of Business Objects S.A.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By:	/s/ JAMES R. TOLONEN
James R. Tolonen Chief Financial Officer and Senior Group Vice President

Index to Exhibits

Item 15(A). Index to Exhibits

Exhibit Number		Description

3.0	*

Status or Charter of the Company, as amended on July 15, 2002 (English translation), is incorporated herein by reference to Exhibit 3(ii)filed with the Company’s Form 10-Q filed with the SEC on August 14, 2002 (File No. 000-24720).

3.1	*

Bylaws of the Company, as amended on July 15, 2002 (English translation) is incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Form 10-Q filed with the SEC on August 14, 2002 (File No. 000-24720).

4.0	*

Form of Deposit Agreement, as amended and restated on December 30, 1998, among Business Objects S.A., the Bank of New York as Depositary and holder from time to time of American Depositary Shares issued thereunder and Exhibit A to Deposit Agreement, is incorporated herein by reference to Exhibit 4.0 filed with the Company’s 1998 Form 10-K filed with the SEC.

10.0	*

Lincoln Park Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated January 18, 1996, as amended and assignment of interest to Speiker Properties, L.P., is incorporated herein by reference to Exhibit 10.0 filed with the Company’s 1997 Form 10-K filed with the SEC.

10.1	*

Office Building Lease by and between Nabarro Nathanson, D.J. Downing, J.M. Jones Properties Limited and the Company dated March 6, 1996 is incorporated herein by reference to Exhibit 10.1 filed with the Company’s 1997 Form 10-K filed with the SEC.

10.2	*	Commercial Lease by and between Foncierne Chaptal and the Company dated June 4, 1996 is incorporated herein by reference to Exhibit 10.2 filed with the Company’s 1997 Form 10-K filed with the SEC.

10.3	*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.4	*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.5	*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.6	*

Summary: in English of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

10.7	*+

Stock subscription warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).

10.8	*+

Stock subscription warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).

10.9	*+

Stock subscription warrant for Philippe Claude dated June 19, 1997, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1997
(File No. 333-42059).

10.10	*+

Stock subscription warrant for Albert Eisenstat dated June 19, 1997, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995
(File No. 333-42059).

10.11	*+

Stock subscription warrant for Arnold Silverman dated June 19, 1997, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995
(File No. 333-42059).

10.12	*+

Stock subscription warrant for Vincent Worms dated June 19, 1997, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995
(File No. 333-42059).

Exhibit Number		Description

10.13	*

Value Added Reseller Agreement for Visigenics Products with Reseller Rights dated March 27, 1997, by and between the Company is incorporated herein by reference to Exhibit 10.16 with the Company’s 1997 Form 10-K filed with the SEC.

10.14	*+

Stock subscription warrant for Bernard Charles dated June 18, 1998, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998
(File No. 333-65549).

10.15	*+

Stock subscription warrant for Philippe Claude dated June 18, 1998, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998
(File No. 333-65549).

10.16	*+

Stock subscription warrant for Albert Eisenstat dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998
(File No. 333-65549).

10.17	*+

Stock subscription warrant for Arnold Silverman dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998
(File No. 333-65549).

10.18	*+

Stock subscription warrant for Vincent Worms dated June 18, 1998, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998
(File No. 333-65549).

10.19	*

License, Distribution and Marketing Agreement by and between the Company and Microsoft Corporation, dated June 23, 1998, is incorporated herein by reference to Exhibit 10.21 filed with the Company’s 1998 Form 10-K filed with the SEC.

10.20	*+

Stock subscription warrant for Vincent Worms dated May 4, 1999, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84331).

10.21	*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation)

10.22	*

Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with the Company’s June 30, 2000 10-Q filed with the SEC.

10.23	*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).

10.24	*+

French Employee Savings Plan and 1995 International Employee Stock Purchase Plan as amended, is incorporated herein by reference to the Addendum to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 22, 2002 (File No. 000-24720).

10.25	*+

2001 Stock Option Plan, as amended, is incorporated herein by reference to the Company’s to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001 (File No. 333-69376).

10.26	*+

Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001.

10.27	*+

Stock subscription warrant for Bernard Charles dated October 30, 2001, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002
(File No. 333-101104).

10.28	*+

Stock subscription warrant for Albert Eisenstat dated October 30, 2001, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002
(File No. 333-101104).

10.29	*+

Stock subscription warrant for Arnold Silverman dated October 30, 2001, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002
(File No. 333-101104).

Exhibit Number	Description

10.30*+

Agreement with each of the Company’s directors and senior management pursuant to which the Company agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with the Company’s registration statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).

10.31*

Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 99-3.2 filed with the Company’s September 30, 2001 10-Q filed with the SEC.

21.0	List of Subsidiaries of the Company.

23.0	Consent of Ernst & Young, LLP, Independent Auditors.

24.0	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10K.

99.1	Certification of chief executive officer and chief financial officer pursuant to 18 u.s.c. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

* Previously filed.

+ Management contracts or compensatory plans.

Schedule II: Valuation and Qualifying Accounts—Business Objects S.A.

	Balance at Beginning of Period	Acquired Through Acquisition	Charged to Costs and Expenses	Write- Offs	Translation Adjustments	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year ending December 31, 2000	$1,650	$—	$2,413	$177	$101	$3,987
Year ending December 31, 2001	3,987	—	806	807	(125)	3,861
Year ending December 31, 2002	3,861	537	(1,102)	585	180	2,891

Provisions for risks and expenses

The Company discloses on separate balance sheet line items of the French GAAP consolidated balance sheet accruals which address the unrealized risks and losses regarding events identified at December 31, 2002. These accruals are called provisions for risks and expenses (“provisions pour risques et charges” in French), and are based on management estimates. If these risks don’t occur, the accrual is reversed and expenses are reversed. The Company presents the schedule of the rollforward of the Provisions for risks and expenses in the notes to French GAAP consolidated financial statements. The schedule is as follows, translated into US dollars, and conforming to US GAAP line item presentation:

Provisions for risks and expenses rollforward (in thousands):

	Balance at the beginning of the period 12/31/01	Increase	Reversal (risk occurred in the period)	Reversal (risk did not occur in the period)	Reclass	Translation variance	Balance at the end of the period 12/31/02
Costs related to license maintenance releases	$1,796	$826	$(329)	$(144)	$(82)	$254	$2,321
Termination fees and social risks	1,528	3,321	(3,024)	(115)	—	290	2,000
Pension plan liability	—	537	(537)	—	—	—	—
Provision for litigation	27	761	(97)	(32)	—	5	664
Exchange rate loss risks	50	523	(464)		—	10	119
Accrual for free rent	1,373	—	(366)	—	—	261	1,268
Restructuring charges	—	4,481	(2,832)	(610)	—	334	1,373
Other	7,883	5,403	(7,703)	(143)	—	(208)	5,232

Total	$12,657	$15,852	$(15,352)	$(1,044)	$(82)	$946	$12,977

Location of these accruals in the US GAAP Consolidated Balance Sheets (in thousands):

	Balance at the beginning of the period 12/31/01	Increase	Reversal (risk occurred in the period)	Reversal (risk did not occur in the period)	Reclass	Translation variance	Balance at the end of the period 12/31/02
Accounts payable	$—	$4,799	($4,277)	$—	$—	$—	$522
Accrued payroll and related expenses	1,563	4,011	(3,605)	(157)	—	296	2,108
Other current liabilities	11,044	6,519	(7,006)	(887)	(983)	640	9,327
Long-term accrued rent	—	—	—	—	901	—	901
Accumulated other comprehensive income(loss)	50	523	(464)	—	—	10	119

Total	$12,657	$15,852	($15,352)	($1,044)	($82)	$946	$12,977

Location of the changes in accruals in the US GAAP Consolidated Statements of Income (in thousands):

	Increase	Reversal (risk occurred in the period)	Reversal (risk did not occur in the period)
Cost of revenues—services	$826	$(329)	$(144)
Sales and marketing	3,338	(4,328)	(148)
Research and development	2,002	(2,390)	—
General and administrative	4,682	(3,966)	(142)
Restructuring	4,481	(2,832)	(610)
Interest and other income, net	523	(1,507)	—

	$15,852	$(15,352)	$(1,044)