Form 10-Q
period 2003-03-31
BUSINESS OBJECTS SA
filed 2003-05-12
CIK 928753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-24720

Business Objects S.A.

(Exact name of registrant as specified in its charter)

Republic of France	98-0355777
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of April 30, 2003, the number of outstanding shares of our common stock was 64,007,558 Ordinary Shares of euro 0.10 nominal value (including 29,313,910 American depositary shares each corresponding to one Ordinary Share and 1,067,675 treasury shares).

Business Objects S.A.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290,548	$233,941
Short-term investments	37,999	46,678
Restricted cash, current	18,947	8,654
Accounts receivable, net	70,477	98,623
Deferred taxes, net	12,304	12,920
Other current assets	18,061	14,131

Total current assets	448,336	414,947
Goodwill	75,524	75,416
Other intangible assets, net	10,073	10,810
Property and equipment, net	35,506	37,341
Restricted cash—long term	—	10,254
Deposits and other assets	3,386	3,040

Total assets	$572,825	$551,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,851	$20,105
Accrued payroll and related expenses	38,043	48,537
Deferred revenue	94,446	75,490
Notes payable—current portion	11,485	1,717
Income taxes payable	4,718	7,187
Other current liabilities	30,696	36,398

Total current liabilities	201,239	189,434
Notes and escrow payable	—	9,728
Long-term accrued rent	7,496	7,713
Commitments and contingencies

Shareholders’ equity:
Ordinary shares, Euro 0.10 nominal value ($0.11 U.S. as of March 31, 2003 and December 31, 2002):
Authorized 81,424 at March 31, 2003 and 81,378 at December 31, 2002;
Issued and outstanding—63,954 at March 31, 2002 and 63,463 at December 31, 2002	6,783	6,731
Additional paid-in capital	172,739	168,939
Treasury stock, 1,068 shares at March 31, 2003 and December 31, 2002	(13,104)	(13,104)
Retained earnings	188,847	180,035
Accumulated other comprehensive income	8,825	2,332

Total shareholders’ equity	364,090	344,933

Total liabilities and shareholders’ equity	$572,825	$551,808

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except per share and ADS data)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues:
Net software license fees	$56,243	$63,151
Services	62,280	44,387

Total revenues	118,523	107,538
Cost of revenues:
Net software license fees	894	543
Services	19,993	17,055

Total cost of revenues	20,887	17,598

Gross margin	97,636	89,940

Operating expenses:
Sales and marketing	56,433	52,183
Research and development	22,579	15,831
General and administrative	8,158	6,162

Total operating expenses	87,170	74,176

Income from operations	10,466	15,764
Interest and other income, net	3,747	2,012

Income before provision for income taxes	14,213	17,776
Provision for income taxes	(5,401)	(6,755)

Net income	$8,812	$11,021

Net income per share and ADS—basic	$0.14	$0.18

Net income per share and ADS—diluted	$0.14	$0.17

Shares and ADS used in computing net income per share and ADS—basic	62,476	61,473

Shares and ADS and common share equivalents used in computing net income per ADS & per share—diluted	63,731	65,390

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(In thousands of US dollars)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Net cash provided by operating activities:
Net income	$8,812	$11,021
Depreciation and amortization	4,715	4,462
Deferred income taxes	617	71
Changes in operating assets and liabilities:
Decrease in accounts receivable	29,751	5,181
Increase in current and other assets	(3,686)	(5,159)
Increase (decrease) in accounts payable	1,275	(1,492)
Decrease in accrued payroll and related expenses	(11,589)	(2,522)
Decrease in income taxes payable	(2,412)	(5,396)
Increase in deferred revenue	18,032	10,226
Decrease in other current liabilities	(6,216)	(68)

Net cash provided by operating activities	39,299	16,324

Cash flows from investing activities:
Purchase of property and equipment	(1,625)	(4,017)
Sales of short—term investments	9,404	—

Net cash provided by (used for) investing activities	7,779	(4,017)

Cash flows from financing activities:
Issuance of shares	3,852	10,892

Net cash provided by financing activities	3,852	10,892

Effect of foreign exchange rate changes on cash and cash equivalents	5,677	(2,184)

Net increase in cash and cash equivalents	56,607	21,015
Cash and cash equivalents at the beginning of the period	233,941	240,421

Cash and cash equivalents, end of the period	290,548	261,436
Short-term investments, end of the period	37,999	—

Cash and cash equivalents and short-term investments, end of the period	$328,547	$261,436

See accompanying notes to Condensed Consolidated Financial Statements.

Business Objects S.A.

Notes to Condensed Consolidated Financial Statements

March 31, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

3. Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $2,708,000 at March 31, 2003 and $2,891,000 at December 31, 2002.

4. Revenue Recognition

The Company enters into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products, and/or services, the Company uses the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenue is allocated to the delivered elements.

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

Services can consist of maintenance, training and/or consulting services. The Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon daily rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis. Such daily rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

There is no right of return or price protection for sales to domestic and international distributors or value-added resellers (collectively, “resellers”). The Company does not accept orders from resellers when the Company is aware that a reseller does not have a purchase order from an end-user.

5. Other Current Liabilities

Other current liabilities include accruals for sales, use and value added taxes, accrued rent, audit, tax and legal fees, deferred compensation under the Company’s United States deferred compensation plan, and other accruals, none of which individually account for more than five percent of total current liabilities.

6. Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income	$8,812	$11,021
Change in cumulative translation adjustment	6,493	(2,098)

Total comprehensive income	$15,305	$8,923

7. Net Income per Share and ADS

The components of basic and diluted earnings per share and American Depositary Share (“ADS”) were as follows (in thousands, except per share and ADS):

	Three Months Ended March 31,
	2003	2002
Net income	$8,812	$11,021

Basic weighted average shares and ADS outstanding	62,476	61,473
Incremental ordinary shares attributable to shares issuable under employee stock plans and warrants	1,255	3,917

Diluted weighted average ADS and shares outstanding	63,731	65,390

Net income per share and ADS—basic	$0.14	$0.18

Net income per share and ADS—diluted	$0.14	$0.17

For the first quarters of 2003 and 2002, 5,474,000 and 1,692,698 shares were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares and such impact would be antidilutive. The number of ADS and shares used for the computation of the diluted net income per share and ADS amounts did not include the effect of options to subscribe to for the first quarter of 2003 and 2002, respectively, because the options’ exercise price was greater than the average market price of common shares and such impact would be antidilutive.

8. Segment and Geographic Information

The Company has one reportable segment: business intelligence software products. The Company recognizes its net software license revenue from three product families: business intelligence platform, enterprise analytic applications and data integration. The following summarizes net license revenue recognized from each product family (in thousands):

	Three Months Ended March 31,
	2003	2002
Business intelligence platform	$47,598	$59,652
Enterprise analytic applications	7,088	3,499
Data integration	1,557	—

Total net license revenue	$56,243	$63,151

The following is a summary of our revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2003	2002
Europe	$57,839	$49,108
Americas	51,871	51,113
Rest of World	8,813	7,317

Total Revenue	$118,523	$107,538

9. Legal Proceedings

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. (“Acta Technology” or “Acta”). The Company became a party to this action when the Company acquired Acta Technology in August 2002. The complaint alleges that the Acta Technology software products infringe Informatica’s United States Patent No. 6,014,670 and 6,339,775 both entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications.” On July 17, 2002, Informatica filed an amended complaint alleging that the Acta Technology software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References.” The complaint seeks relief in the form of an injunction, unspecified damages and an award of treble damages. While this action is in the early stages of discovery and pre-trial and the Company is still evaluating all issues, the Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously. The potential costs associated with an adverse outcome of this matter cannot be reasonably estimated at this time. This case is set to proceed to trial on August 16, 2004.

On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on the Company’s United States Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. The Company’s complaint requests that the defendant be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. No trial date has been set by the Court.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas, by MicroStrategy. The complaint alleges that the Company’s software products, BusinessObjects Broadcast Agent, BusinessObjects Infoview and BusinessObjects Broadcast Agent Publisher, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices.” MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and conspiracy in violation of the Virginia Code. The complaint seeks injunctive relief and damages. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted the Company’s requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 and United States Patent No. 6,260,050 respectively. On June 13, 2002 the District Judge granted the Company’s motion to stay the proceedings on the patent claims pending the completion of the reexaminations by the USPTO. On December 30, 2002 the District Judge granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations is scheduled to proceed on October 15, 2003. It is the Company’s current assessment that its products do not infringe Microstrategy’s patents and that the Company has not committed any of the wrongful acts alleged by Microstrategy that could result in any material damages. The Company believes that the likelihood that these claims will be material is remote.

The Company is also involved in various other legal proceedings in the ordinary course of business and none are believed to be material to its financial condition and results of operations.

10. Business Restructuring Charge

During the quarter ended June 30, 2002 the Company implemented a restructuring plan to eliminate 50 positions in the Company’s European field operations in order to better align its revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. In addition, the Company eliminated excess office space in France, Italy, Spain and Switzerland. Implementation of the plan resulted in restructuring charges to earnings totaling $3,756,000 for severance and other employee termination benefits and costs associated with exiting facilities, representing the excess of lease costs over anticipated sublease income.

During the quarter ended December 31, 2002 the Company adopted an additional restructuring plan to eliminate an additional 4 positions as part of its ongoing measures to better align operating expenses with revenues. Implementation of this plan resulted in restructuring charges to earnings totaling $725,000 for severance and other employee termination benefits.

The Company had substantially completed the implementation of both restructuring plans as of March 31, 2003, with only one position remaining to be eliminated. The Company expects this position to be eliminated by the end of the second quarter of 2003. The remaining $668,000 restructuring accrual for severance payments and lease expenses due to the exit from excess office space will be paid through 2003. The severance accrual at March 31, 2003, relates to the one position to be eliminated and to remaining payments to terminated employees.

The following table summarizes the Company’s accrued restructuring costs at March 31, 2003 (in thousands):

	Severance and Other Employee Termination Benefits	Estimated Cost of Excess Office Space	Total
Original charge accrued during 2002 included in operating expenses	$3,036	$720	$3,756
Adjustments to original plan	(532)	(78)	(610)
Additional restructuring charges accrued during 2002 included in operating expenses	725	—	725
Cash payments during 2002	(2,268)	(564)	(2,832)
Impact of foreign currency exchange rates on translation of accrual	259	75	334

Balance at December 31, 2002	1,220	153	1,373
Adjustments to the Original Plan	(26)	—	(26)
Cash payments during the first quarter of 2003	(756)	(74)	(830)
Impact of foreign currency exchange rates on translation of accrual	145	6	151

Balance at March 31, 2003	$583	$85	$668

Immediately prior to the Company’s acquisition of Acta Technology, Inc (“Acta”), Acta’s management initiated and approved plans to restructure Acta’s operations. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with existing general economic conditions. Acta recorded approximately $13,527,000 of restructuring costs in connection with restructuring the pre-acquisition Acta organization. Costs to restructure Acta prior to the acquisition were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recorded as liabilities assumed as part of the purchase price allocation.

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

Acta’s Mountain View, California headquarters and other smaller European offices. The charge for the write-down of excess equipment was $1,220,000.

The balance of the accrued restructuring charges was capitalized as a cost of acquisition and is as follows at March 31, 2003 (in thousands):

	Employee Severance and Other Related Benefits	Leasehold Abandonment and Write-off of Property and Equipment	Total
Restructuring costs capitalized as a cost of acquisition	$4,381	$9,146	$13,527
Cash payments during 2002	(4,381)	(1,108)	(5,489)
Non-cash charges during 2002	—	(1,220)	(1,220)

Balance at December 31, 2002	$—	$6,818	$6,818

Cash payments during the first quarter of 2003	—	(603)	(603)

Balance at March 31, 2003	$—	$6,215	$6,215

Less current portion included in other current liabilities	—	(2,138)	(2,138)

Long-term	$—	$4,077	$4,077

11. Classification of Notes and Escrows Payable and Restricted Cash

At March 31, 2003, $9,728,000 in notes payable consisting of $9,310,000 in non-interest bearing notes issued in connection with the purchase of Acta and $418,000 in bonuses payable to former Acta employees were classified as current, from long-term at December 31, 2002, as they will become due in the first quarter of 2004 subject to indemnification obligations. The associated cash to pay the notes and bonuses, plus $526,000 in cash on deposit for bonuses to be paid to Acta employees subject to employment related contingencies was also classified as current at March 31, 2003 from long-term at December 31, 2002.

12. Goodwill and Other Intangible Assets

The change in the carrying amount of net goodwill was as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Beginning balance	$75,416	$13,648
Impact of foreign currency fluctuations on goodwill	108	—

Ending balance	$75,524	$13,648

Other intangible assets, at cost, consisted of the following at March 31, 2003 (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Employment contracts	$7,434	$7,434
Developed technology	9,591	5,091
Maintenance contracts	2,700	—

Total other intangible assets	19,725	12,525
Accumulated amortization	(9,652)	(6,075)

Other intangible assets, net	$10,073	$6,450

The aggregate intangible amortization expense was $737,000 and $523,000 for the three months ended March 31, 2003 and 2002. Employment contracts are amortized over periods ranging from one to three years. Developed technology and maintenance contracts are amortized over five years. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of 2003	$2,003
2004	$2,386
2005	$2,386
2006	$2,386
2007	$912

13. Stock Based Compensation Plans

The Company issues stock options or share warrants to its employees and outside directors and provides employees the right to purchase its stock pursuant to shareholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income for the three months ended March 31, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table sets forth the effect on net income and earnings per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148 (in thousands, except per share data):

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$8,812	$11,021
Less: Total stock-based employee compensation expense determined by the fair value method, net of related tax benefits of $3,104 and $4,476, for the three months ended March 31, 2003 and 2002	5,065	7,303

Pro forma net income	$3,747	$3,718

Earnings per share and ADS:
Basic—as reported	$0.14	$0.18
Basic—pro forma	$0.06	$0.06

Diluted—as reported	$0.14	$0.17
Diluted—proforma	$0.06	$0.06

Pro forma information regarding net income and net income per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options for the first quarter of 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 1.98% for the first quarter of 2003 and 3.56% for the first quarter of 2002 and a weighted average expected option life of 6 months and 3 years for options granted under Employee Stock Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company’s ordinary shares was assumed to be 77.77% and 70.58% for the first quarter of 2003, and 2002, respectively. The tax benefit was calculated on the total pro forma stock-based employee compensation expense at the Company’s effective tax rate of 38% for the first quarter of 2003 and 2002. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the ability to use it, the actual tax benefit could vary materially from this estimate. If the Company were to receive no tax benefit, pro forma basic earnings per share would have been $0.01 and $(0.01) for the first quarter of 2003 and 2002, respectively, and pro forma diluted earnings per share would have been $0.01 and $(0.01) for the first quarter of 2003 and 2002, respectively.

For purposes of required pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The weighted average fair value calculated under FAS 123 for stock options granted during the first quarter of 2003 and 2002 was $8.66 and $18.37 per share, respectively. The weighted-average fair value of shares purchased under employee stock purchase plans during the first quarter of 2003 and 2002 was $4.32 and $4.59, respectively.

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

14. Accounting for and Disclosure of Guarantees

Guarantor’s Accounting for Guarantees. The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (iii) and agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2003.

The Company warrants that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the product is sold. For those customers purchasing maintenance contracts, the warranty is extended for the period during which the software remains under maintenance. The Company provides for the costs of warranty when specific problems are identified. The Company has not experienced any significant warranty claims to date and accordingly it did not record a liability related to these warranties as of March 31, 2003.

15. Income Taxes

The Company’s effective tax rate was 38% for the first quarter of 2003 and 2002. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

16. Recent Pronouncements

Accounting for and Disclosure of Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the Interpretation). The Interpretation significantly changed the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from past practice, which was generally to record a liability only when a loss was probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies.” The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The Interpretation’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included in Note 14 of this Form 10-Q. The Interpretation’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of the Interpretation’s initial application will not be revised or restated to reflect the Interpretation’s provisions. The adoption of the recognition and measurement provision of the Interpretation did not have a material impact on the Company’s financial statements in the first quarter of 2003.

Accounting for Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” Statement 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, Statement 146 requires exit or disposal costs be recorded when they are “incurred” and can be measured at fair value. The provisions of Statement 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized under such costs.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends Statement 123, “Accounting for Stock-Based Compensation—Transition and

Disclosure,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement 148 effective December 1, 2002 and has provided the disclosures required under Statement 148 in Note 13.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely impacted.

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

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Revenues:
Net software license fees	47.5%	58.7%
Services	52.5%	41.3%

Total revenues	100.0%	100.0%

Cost of revenues:
Net software license fees	0.8%	0.5%
Services	16.8%	15.9%

Total cost of revenues	17.6%	16.4%

Gross margin	82.4%	83.6%
Operating expenses:
Sales and marketing	47.6%	48.6%
Research and development	19.1%	14.7%
General and administrative	6.9%	5.7%

Total operating expenses	73.6%	69.0%

Income from operations	8.8%	14.6%
Interest and other income, net	3.2%	1.9%
Income before provision for income taxes	12.0%	16.5%
Provision for income taxes	4.6%	6.3%

Net income	7.4%	10.2%

Gross margin:
Net software license fees	98.4%	99.1%
Services	67.9%	61.6%

Prior period amounts have been reclassified to conform to current period presentation.

Foreign Exchange Rate Effects

First quarter 2003 total revenues and expenses, including cost of revenues and operating expenses, were approximately $9.9 million greater and approximately $10.3 million greater, respectively, than if they had been translated at the weighted average foreign currency exchange rates in effect in the first quarter of 2002. Because non-U.S. denominated revenues and expenses were approximately equal, this exchange rate effect was approximately a $0.4 million increase in income from operations.

Revenue

Total Revenues. Total revenues increased 10% to $118.5 million in the first quarter of 2003, up from $107.5 million in the first quarter of 2002. The revenue growth was driven primarily by increases in maintenance revenue, consulting revenue and enterprise analytic applications net license fees and favorable fluctuations in exchange rates relative to the U.S. dollar. Net license fees represented 47% of total revenue in the first quarter of 2003, a decline from 59% of total revenue a year ago because license revenues decreased while services grew year-over-year. Although gross margin dollars increased by $7.7 million or 9% year-over-year, gross margin percentage decreased by 1.2 percentage points because service revenues have a lower gross margin percentage than net license revenues.

Geographic Revenues. The geographic mix of our revenues is as follows:

	Three Months Ended March 31,
	2003	2002
Americas	44%	47%
Europe	49	46
Rest of World	7	7

Total	100%	100%

Net Software License Fees. Revenues from net license fees decreased 11% to $56.2 million during the first quarter of 2003 from $63.2 million for the first quarter of 2002. The decrease was primarily due to a softening of demand for our Business Intelligence Platform primarily caused by an aging product line and weak economies in the United States and Europe, offset partially by growth in enterprise analytic applications licenses and favorable fluctuations in foreign exchange rates relative to the U.S. dollar. During April, 2003 we announced a new release of our business intelligence platform. Due to the weak economy, we expect the demand for our Business Intelligence Platform to remain weak through at least the second quarter of 2003.

Services. Services revenues consist of software license updates and support (maintenance) and professional services (consulting, education and other) revenues. Revenues from services increased 40% during the first quarter of 2003 to $62.3 million or 53% of total revenues from $44.4 million or 41% of total revenues during the first quarter of 2002. The increase was primarily due to a 48% increase in maintenance revenues which grew to $46.0 million during the first quarter of 2003 as compared to $31.1 million during the first quarter of 2002. This increase in maintenance revenues resulted from the expansion of our installed customer base, a greater percentage of customers renewing maintenance contracts and favorable fluctuations in foreign exchange rates. Professional services revenues, which increased by 22% to $16.3 million during the first quarter of 2003 as compared to $13.3 million during the first quarter of 2002, also contributed to the growth in total services revenues. The increase in professional services revenues was due to increases in consulting revenues that were partially offset by decreases in education revenues.

If our license revenue continues to decline, our installed customer base may not grow at the same rates as achieved in the past, which could cause a slowdown in the rate of maintenance revenue growth. This could negatively impact our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of Net Software license fees. Cost of net software license fees increased 65% to $0.9 million or 2% of net license fees in the first quarter of 2003 from to $0.5 million or 1% of net license fees in the first quarter of 2002. The increase was primarily due to developed technology amortization related to the acquisition of Acta Technology in the third quarter of 2002.

Cost of Services. Cost of services consists of the cost of providing maintenance, consulting and education services. Cost of services increased 17% to $20.0 million but decreased as a percentage of service revenues to 32% during the first quarter of 2003 from 38% during the first quarter in 2002. Cost of services decreased as a percentage of service revenues primarily due to improved productivity in providing maintenance services and a greater percentage of service revenues coming from higher margin maintenance revenue relative to lower margin consulting and education revenues. We may experience higher cost of maintenance revenues in coming quarters to support the launch of BusinessObjects Enterprise 6, the new version of our suite of integrated business intelligence products.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 8% to $56.4 million or 48% of total revenues in the first quarter of 2003 from $52.2 million or 49% of total revenues in the first quarter of 2002. The increase in absolute dollars was primarily due to fluctuations in foreign exchange rates as a significant portion of our sales and marketing expenses are denominated in foreign currencies.

Research and Development. Research and development expenses increased 43% to $22.6 million or 19% of total revenues in the first quarter of 2003 from $15.8 million or 15% of revenues in the first quarter of 2002. The increase was primarily due to fluctuations in foreign exchange rates as the majority or our research and development expenses were incurred in euros and increased research and development expenses associated with Acta Technology, which was acquired in the third quarter of 2002.

General and Administrative. General and administrative expenses increased 32% to $8.2 million or 7% of total revenues in the first quarter of 2003 from $6.2 million or 6% of total revenues in the first quarter of 2002. The increase in general and administrative expenses was primarily due to increases in employee-related expenses and, to a lesser extent, fluctuations in foreign exchange rates as a significant portion of our general and administrative expenses are denominated in foreign currencies.

Interest and Other Income, Net

Interest and other income, net was comprised of the following (in millions):

	Three months ended March 31,
	2003	2002
Net interest income	$1.8	$1.6
Patent infringement settlement income	1.8	0.5
Net foreign exchange gains (losses)	0.1	(0.1)

Total interest and other income, net	$3.7	$2.0

The increase of $1.7 million was primarily due to the recognition of a $1.8 million gain when payment was received in the first quarter of 2003 for the use of our patented technology under a May 2002 agreement to settle our patent infringement lawsuit against Cognos Inc. and Cognos Corporation (collectively “Cognos”). As of March 31, 2003, $8.75 million remained due under the agreement, payable in five quarterly installments of $1.75 million. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments, we will recognize the remaining settlement as other income each quarter as the amounts become due, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2. This increase was partially offset by the fact that we recognized $0.5 million under a settlement of a patent litigation lawsuit against Brio Software Inc. in the first quarter of 2002 under an agreement that was paid in full as of the third quarter of 2002.

Net interest income increased slightly during the first quarter of 2003 because we had a higher balance of invested cash and short-term investments compared to the first quarter of 2002.

Income Taxes

Our effective tax rate was 38% for the first quarter of 2003 and 2002. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $328.5 million as of March 31, 2003 as compared to $261.4 million as of March 31, 2002. Cash flow provided by operations was $39.3 million in the first quarter of 2003, an increase of 141% compared to the first quarter of 2002. The increase reflects increased collections of accounts receivable and strong growth in deferred revenue under maintenance contracts.

Cash flows from collections of accounts receivable increased during the first quarter of 2003 primarily due to a higher accounts receivable balance going into the first quarter of 2003 as compared to the first quarter of 2002, which resulted in more accounts receivable collected in the first quarter of 2003 as compared to the first quarter of 2002.

Deferred revenue represents the balance of maintenance billed but not yet recognized, as we generally invoice first year and renewal maintenance services in advance for the 12 month maintenance period. Because a high percentage of our customers renew maintenance each year, the increase in the balance of deferred revenue is primarily due to a growing cumulative customer base and a corresponding increase in maintenance billed but not yet recognized. In addition, the balance is subject to fluctuations from changes in the value of the U.S. dollar in relation to other foreign currencies, principally the euro and British pound sterling, because a high percentage of our deferred revenue is foreign currency denominated. Fluctuations in foreign exchange rates also contributed, to a lesser extent, to the increase in deferred revenue as of March 31, 2003. A decline in the rate at which we renew maintenance contracts could negatively impact our results of operations because maintenance revenue comprises a significant portion of our service revenues.

Investing activities provided $7.8 million in cash flow including $9.4 million in from the sale of short-term investments offset partially by $1.6 million used to purchase property and equipment. The issuance of shares provided $3.9 million in financing activities. Cash and cash equivalents increased by approximately $5.7 million due to the effects of changes in foreign exchange rates.

Our principal source of liquidity is our operating cash flow. There is a risk that a decrease in demand for our products could reduce the availability of operating cash flow, however, we believe that cash from operations together with existing cash and cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next 12 months.

Recently Issued Accounting Standards

See Note 13 in Item 1 of this Form 10-Q.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of its consolidated financial statements:

• Revenue Recognition

• Allowances for Doubtful Accounts

• Contingencies and Litigation

• Business Combinations

• Impairment of Long-Lived Assets

• Deferred Income Tax Assets

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements in Item 8 of our 2002 Form 10-K, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

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

For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products, and/or services, we use the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenue is allocated to the delivered elements.

For those contracts that consist solely of license and maintenance we recognize net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon our price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by our customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate we charge for maintenance on license agreements with a stated renewal rate is similar to the rate we charge for maintenance on license agreements without a stated renewal rate.

Services can consist of maintenance, training and/or consulting services. We assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon daily rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis. Such daily rates are used to assess the vendor specific objective evidence of fair value in multiple element arrangements.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. In addition, see Part II, Item 1 of this Form 10-Q for a description of our material legal proceedings.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as to in-process research and development (“IPR&D”), based on their estimated fair values. For our acquisition of Acta Technology, Inc., we engaged an appraisal firm to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets included developed and core technology and maintenance contracts. The fair values assigned to the identified intangible assets are discussed in detail in Note 5 to the Consolidated Financial Statements in Item 8 of our 2002 Form 10-K.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 5 to the Consolidated Financial Statements in Item 8 of our 2002 Form 10-K. In addition, the Acta acquisition-related restructuring accrual for the shutdown of excess facilities is subject to change as management executes the approved plan. For a description of valuation assumptions and estimates relating to the Acta acquisition and certain other acquisitions, see Notes 5 and 13 to the Consolidated Financial Statements in Item 8 of our 2002 Form 10-K.

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

Deferred Income Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance covers the estimated tax benefit from the exercise of employee stock options. When these tax benefits are realized the valuation allowance will be reversed and credited to additional paid in capital.

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

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets. We expect the softening of demand for business intelligence software caused by a weak economy in Europe and economic uncertainties in the United States that has resulted in decreased license revenues, lower revenue growth rates and lower operating margins during the quarter ended March 31, 2003 will continue through at least the quarter ending June 30, 2003.

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

While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	We typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather then evenly throughout the quarter;

•	Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to less economic activity throughout Europe during the summer months;

•	Customers may delay purchasing decisions in anticipation of our new products or product enhancements or platforms or announced pricing changes by us or our competitors;

•	We partly depend on large orders which may take several months to finalize. A delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next and

•	Our revenues are also sensitive to the timing of our competitors’ offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.

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

Our software may have defects and errors which may lead to a loss of revenue or product liability claims.

Our products and platforms are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. We expect to begin shipment of our new release, Enterprise 6, the update to our suite of business intelligence products in the second quarter of 2003. If defects and errors are discovered after commercial release of either Enterprise 6 or other new versions or enhancements of our products and platforms:

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

The protection of our intellectual property is crucial to our business and, if third parties use our intellectual property without our consent, it could damage our business.

Our success depends, in part, on our ability to protect our proprietary rights in our intellectual property. Despite precautions we take to protect these rights, unauthorized third parties could copy aspects of our current or future software and platforms or obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult and some foreign laws do not protect our proprietary rights to the same extent as in the United States or France.

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

See Note 8 in Item 1 of this Form 10-Q for a summary of current patent related legal proceedings.

We depend on strategic relationships and business alliances for continued growth of our business.

Our development, marketing and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major vendors, many of whom are substantially larger than Business Objects. These business relationships often consist of joint marketing programs or partnerships with original end manufacturer or value added resellers. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. Although no one of our resellers accounted for a material percent of our total revenue in 2002, in January 2003 one of our largest resellers notified us of their decision to terminate our co-marketing agreement in April 2003. If one or more of our other largest resellers were to terminate their co-marketing agreement with us it could have a material adverse effect on our business, financial condition and results of operations. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

The loss of our rights to use software licensed to us by third parties could harm our business.

In order to provide a more complete product suite, we occasionally license software from third parties and sub-license this software to our customers. In addition, we license software programs from third parties and incorporate these programs into our own software products. By utilizing third party software in our business, we incur risks that are not associated with developing software in-house. For example, these third party providers may discontinue or alter their operations, terminate their relationship with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we may be forced to seek alternative technology that may not be available on commercially reasonable terms. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. We may not be able to obtain and maintain licensing rights to needed technology on commercially reasonable terms, which would harm our business and operating results.

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

Because we conduct our business throughout the world, we are subject to a number of risks inherent in international operations, including different economies, compliance with various foreign laws, regulations and tax structures and longer accounts receivable payment cycles outside of the United States.

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We generate a significant portion of our revenues and expenses in the euro. As a result, our operating results expressed in U.S. dollars have been in the past and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of December 31, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure. The impact of foreign currency exchange rate fluctuations on the results of operations for the first quarter of 2003 are discussed in the section titled “Foreign Exchange Rate Effects.”

We may be required to recognize additional non-cash charges against earnings if our management were to determine in the future that the remaining balance of goodwill was impaired.

Based upon a valuation of Acta Technology’s intangible assets, a significant portion of the purchase price was allocated to goodwill. In accordance with FAS 142, goodwill recorded as a result of this transaction will not be amortized but will be tested for impairment annually, or more frequently if there are indicators of impairment. If our management were to determine in the future that the goodwill was impaired, we would be required to recognize a non-cash charge to write down the value of this goodwill which would reduce our earnings.

Difficulties associated with integrating our acquired businesses could harm our overall business operations.

Our strategy includes the acquisition of other companies, technologies and product lines to complement our internally developed products. Critical to the success of this strategy and, ultimately, our business as a whole, is the orderly, efficient and effective integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon, among other things:

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

Some of our offices are in potential earthquake or flood zones which could subject these offices, product development facilities and associated computer systems to disruption in the event of natural disasters.

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

Further, we are continually working to upgrade and enhance our computer systems, and we anticipate implementing several system upgrades during the coming years. Failure to smoothly migrate existing systems to newer systems could cause business disruptions.

Even short-term disruptions from any of the above mentioned causes or other causes could result in revenue disruptions, delayed product deliveries or customer service disruptions, which could result in decreases in revenue or increases in costs of operations.

Risks related to our industry

Our market is highly competitive and competition could harm our ability to sell products and services and reduce our market share.

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

The software market that we target is subject to rapid technological change and new product introductions.

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

We maintain an investment portfolio in a variety of financial instruments, including fixed rate corporate bonds, money market instruments, commercial paper and bank certificates of deposit. All of our cash, cash equivalents and short-term investments were classified as available-for-sale and recorded on our balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity at March 31, 2003 and 2002.

As of March 31, 2003, we had a $5.5 million investment in a fixed-rate corporate bond. This investment carries a degree of interest rate risk, as the fair market values of fixed-rate securities decline if interest rates rise. Additionally, although the principal portion of our other investments are not subject to interest rate risk, declines in interest rates over time will reduce our interest income. A hypothetical 10% decrease in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90-day period prior to the date of the Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-149(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 in Item 1 of this Form 10-Q for a summary of current patent related legal proceedings.

Item 6. Exhibits and Current Reports on Form 8-K

a)	Exhibits
b)	Reports on Form 8-K:
None.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.

Date: May 9, 2003	By:	/s/ BERNARD LIAUTAUD
Bernard Liautaud Chairman of the Board and Chief Executive Officer

Date: May 9, 2003	By:	/s/ JAMES R. TOLONEN
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
a)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ BERNARD LIAUTAUD
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

b)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
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

Date: May 9, 2003	By:	/s/ JAMES R. TOLONEN
James R. Tolonen Chief Financial Officer and Senior Group Vice President