Form 10-Q
period 2003-06-30
BUSINESS OBJECTS SA
filed 2003-08-14
CIK 928753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of July 31, 2003, the number of outstanding shares of our common stock was 64,309,693 Ordinary Shares of euro 0.10 nominal value (including 21,599,519 American depositary shares each corresponding to one Ordinary Share and 1,067,675 treasury shares).

Business Objects S.A.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars, except per share and ADS data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$286,854	$233,941
Short-term investments	76,129	46,678
Restricted cash, current	18,073	8,654
Accounts receivable, net	81,575	98,623
Deferred taxes, net	11,707	12,920
Other current assets	18,460	14,131

Total current assets	492,798	414,947

Goodwill	75,682	75,416
Other intangible assets, net	9,405	10,810
Property and equipment, net	35,735	37,341
Restricted cash—long term	—	10,254
Deposits and other assets	3,517	3,040

Total assets	$617,137	$551,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,476	$20,105
Accrued payroll and related expenses	46,957	48,537
Deferred revenue	102,709	75,490
Income taxes payable	4,315	7,187
Other current liabilities	32,004	36,398
Notes payable—current portion	10,612	1,717

Total current liabilities	215,073	189,434

Notes and escrow payable	—	9,728
Long-term accrued rent	7,456	7,713

Shareholders’ equity
Ordinary shares, euro 0.10 nominal value ($0.12 as of June 30, 2003 and $0.11 U.S. as of December 31, 2002):
Authorized 81,758 at June 30, 2003 and 81,378 at December 31, 2002; Issued and outstanding—64,255 at June 30, 2003 and 63,463 at December 31, 2002	6,818	6,731
Additional paid-in capital	175,150	168,939
Treasury stock, 1,068 shares at June 30, 2003 and December 31, 2002.	(13,104)	(13,104)
Retained earnings	200,375	180,035
Accumulated other comprehensive income	25,369	2,332

Total shareholders’ equity	394,608	344,933

Total liabilities and shareholders’ equity	$617,137	$551,808

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except per share and ADS data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
Net license fees	$62,695	$60,939	$118,938	$124,090
Services	66,292	50,257	128,573	94,644

Total revenues	128,987	111,196	247,511	218,734
Cost of revenues:
Net license fees	863	519	1,757	1,062
Services	20,701	17,632	40,695	34,687

Total cost of revenues	21,564	18,151	42,452	35,749

Gross margin	107,423	93,045	205,059	182,985
Operating expenses:
Sales and marketing	58,297	54,658	114,730	106,841
Research and development	23,540	17,162	46,119	32,993
General and administrative	10,602	7,183	18,760	13,345
Restructuring	—	3,756	—	3,756

Total operating expenses	92,439	82,759	179,609	156,935

Income from operations	14,984	10,286	25,450	26,050
Interest and other income, net	3,608	8,871	7,356	10,883

Income before provision for income taxes	18,592	19,157	32,806	36,933
Provision for income taxes	(7,065)	(7,279)	(12,466)	(14,034)

Net income	$11,527	$11,878	$20,340	$22,899

Net income per share and ADS—basic	$0.18	$0.19	$0.32	$0.37

ADS and shares used in computing net income per share and ADS—basic	63,052	62,168	62,765	61,707

Net income per share and ADS—diluted	$0.18	$0.18	$0.32	$0.35

ADS and shares and common share equivalents used in computing net income per share and ADS—diluted	64,458	64,605	64,075	64,686

See accompanying notes to Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(In thousands of US dollars)

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Net cash provided by (used in) operating activities:
Net income	$20,340	$22,899
Depreciation and amortization	8,048	8,316
Amortization of intangibles	1,405	—
Deferred income taxes	1,223	57
Changes in operating assets and liabilities:
Decrease in accounts receivable	21,651	14,279
Decrease (increase) in current and other assets	(3,321)	277
Decrease in accounts payable	(2,874)	(3,268)
Decrease in accrued payroll and related expenses	(4,472)	(5,989)
Decrease in income taxes payable	(2,454)	(3,390)
Increase in deferred revenue	23,279	9,628
Increase (decrease) in other current liabilities	(6,193)	8,380

Net cash provided by operating activities	56,632	51,189

Cash flows from investing activities:
Purchase of property and equipment	(4,673)	(6,460)
Purchase of short-term investments	(25,321)	—

Net cash used for investing activities	(29,994)	(6,460)

Cash flows from financing activities:
Issuance of shares	6,299	12,705
Transfer of cash from restricted cash accounts	793	833
Principal payments on notes payable	(793)	(833)

Net cash provided by financing activities	6,299	12,705

Effect of foreign exchange rate changes on cash and cash equivalents	19,976	26,990

Net increase in cash and cash equivalents	52,913	84,424
Cash and cash equivalents at the beginning of the period	233,941	240,421

Cash and cash equivalents, end of the period	286,854	324,845
Short-term investments, end of period	76,129	—

Cash and cash equivalents and short term investments, end of the period	$362,983	$324,845

See accompanying notes to Condensed Consolidated Financial Statements.

Business Objects S.A.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as included in its Annual Report on Form 10-K for the year ended December 31, 2002.

2. Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to allowances for uncollectible accounts receivable, useful lives for property and equipment and intangibles, employee benefits, taxes, expense accruals, accrued restructuring charges, contingent liabilities, purchase price allocation for business combinations, impairment of long lived assets, including intangible assets and goodwill, and the deferred tax valuation allowance. Actual results could differ from those estimates.

3. Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $2,437,000 at June 30, 2003 and $2,891,000 at December 31, 2002.

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

For those contracts that consist solely of license and maintenance the Company recognizes net license revenues based upon the residual method after all licensed software products have been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate.

Services can consist of maintenance, training and/or consulting services. The Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon average daily rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis.

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

6. Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$11,527	$11,878	$20,340	$22,899
Change in cumulative translation adjustment	16,544	28,348	23,035	26,250

Total comprehensive income	$28,071	$40,226	$43,375	$49,149

7. Net Income per Share and ADS

The components of basic and diluted earnings per share and American Depositary Share (“ADS”) were as follows (in thousands, except per share and ADS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$11,527	$11,878	$20,340	$22,899

Denominator:
Basic weighted average ADSs and shares outstanding	63,052	62,168	62,765	61,707

Incremental ordinary shares attributable to shares issuable under employee stock plans and warrants	1,406	2,437	1,310	2,979

Diluted weighted average ADS and shares outstanding	64,458	64,605	64,075	64,686

Net income per ADS and per share—basic	$0.18	$0.19	$0.32	$0.37

Net income per ADS and per share—diluted	$0.18	$0.18	$0.32	$0.35

For the three months ended June 30, 2003 and 2002, stock option rights totaling 4,540,000 shares and 6,232,000 shares, respectively, have been excluded from the diluted EPS calculation because the options’ exercise price was greater than the average market price of common shares and their effect would have been antidilutive. For the six months ended June 30, 2003 and 2002, stock option rights totaling 4,706,000 shares and 3,366,000 shares, respectively, have been excluded from the diluted EPS calculation because the options’ exercise price was greater than the average market price of common shares and their effect would have been antidilutive.

8. Segment and Geographic Information

The Company has one reportable segment: business intelligence software products. The Company recognizes its net software license revenue from three product families: business intelligence platform, enterprise analytic applications and data integration. The following summarizes net license revenue recognized from each product family (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Business intelligence platform	$54,099	$56,446	$101,697	$116,098
Enterprise analytic applications	5,466	4,493	12,554	7,992
Data integration	3,130	—	4,687	—

Total net license revenue	$62,695	$60,939	$118,938	$124,090

The following is a summary of our revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Europe	$62,999	$46,957	$120,837	$96,064
Americas	56,559	57,348	108,431	108,461
Rest of world	9,429	6,891	18,243	14,209

Total revenue	$128,987	$111,196	$247,511	$218,734

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

On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on the Company’s United States Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. The Company’s complaint requests that the defendant be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that the accused products do not infringe the Company’s patent. On July 23, 2003 the Company filed its opposition to MicroStrategy’s motion. The Court is schedule to hear the motion on August 19, 2003. This case is set to proceed to trial on November 10, 2003.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas, by MicroStrategy. The complaint alleges that the Company’s software products, BusinessObjects Broadcast Agent, BusinessObjects Infoview and BusinessObjects Broadcast Agent Publisher, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices.” MicroStrategy amended its complaint to add claims for violations of the Computer Fraud and Abuse Act, misappropriation of trade secrets, tortious interference with contractual relations and conspiracy in violation of the Virginia Code. The complaint seeks injunctive relief and damages. On April 5, 2002 and March 27, 2002 the United States Patent and Trademark Office (“USPTO”) granted the Company’s requests for reexamination of MicroStrategy’s United States Patent No. 6,279,033 (“the ‘033 patent”) and United States Patent No. 6,260,050 (“the ‘050 patent”) respectively. On June 13, 2002 the District Judge granted the Company’s motion to stay the proceedings on the patent claims pending the completion of the reexaminations by the USPTO. On December 30, 2002 the District Judge granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations is scheduled to proceed on October 20, 2003.

It is the Company’s current assessment that its products do not infringe MicroStrategy’s patents and that the Company has not committed any of the wrongful acts alleged by MicroStrategy that could result in any material damages. As a result of the stay of the proceedings in the patent claims, the absence of discovery as to damages and of any demand by MicroStrategy, the Company cannot reasonably estimate the potential costs associated with an adverse outcome of these claims at this time. The Company believes that the likelihood that the tort claims will be material is remote.

See note 18, Subsequent Events, for a description of events after June 30, 2003 related to MicroStrategy litigation and the termination of a building lease in connection with a condemnation action.

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

The Company had completed the implementation of both restructuring plans as of June 30, 2003. The remaining $517,000 restructuring accrual relates to remaining payments to terminated employees and is expected to be paid in 2003.

The following table summarizes the Company’s accrued restructuring costs at June 30, 2003 (in thousands):

	Severance and Other Employee Termination Benefits	Estimated Cost of Excess Office Space	Total
Original charge accrued during 2002 included in operating expenses	$3,036	$720	$3,756
Adjustments to original plan	(532)	(78)	(610)
Additional restructuring charges accrued during 2002 included in operating expenses	725	—	725
Cash payments during 2002	(2,268)	(564)	(2,832)
Impact of foreign currency exchange rates on translation of accrual	259	75	334

Balance at December 31, 2002	1,220	153	1,373
Adjustments to the Original Plan	(26)	—	(26)
Cash payments during the first quarter of 2003	(756)	(74)	(830)
Impact of foreign currency exchange rates on translation of accrual	145	6	151

Balance at March 31, 2003	$583	$85	$668

Adjustments to the Original Plan	(37)	—	(37)
Cash payments during the second quarter of 2003	(59)	(93)	(152)
Impact of foreign currency exchange rates on translation of accrual	30	8	38

Balance at June 30, 2003	517	0	517

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

This restructuring liability consisted primarily of severance, other employee benefits and costs of vacating duplicate facilities. The severance and other employee benefits related to the planned termination of approximately 50 employees worldwide. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the write-down of excess equipment. The charge for the write-down of excess equipment was $1,220,000. The charge for lease abandonment was $7,926,000, representing total future minimum lease payments due through 2007, net of projected sublease income of $4,188,000 for Acta’s Mountain View, California headquarters and other smaller European offices.

See note 18, Subsequent Events, for a description of a tentative agreement to terminate the lease for Acta’s Mountain View, California facility.

The balance of the accrued restructuring charges was capitalized as a cost of acquisition and at June 30, 2003 was as follows (in thousands):

	Employee Severance and Other Related Benefits	Leasehold Abandonment and Write-off of Property and Equipment	Total
Restructuring costs capitalized as a cost of acquisition	$4,381	$9,146	$13,527
Cash payments during 2002	(4,381)	(1,108)	(5,489)
Non-cash charges during 2002	—	(1,220)	(1,220)

Balance at December 31, 2002	$—	$6,818	$6,818

Cash payments during the first quarter of 2003	—	(603)	(603)

Balance at March 31, 2003	$—	$6,215	$6,215

Cash payments during the second quarter of 2003	—	(754)	(754)

Balance at June 30, 2003	$—	$5,461	$5,461

Less current portion included in other current liabilities	—	(1,723)	(1,723)

Long-term	$—	$3,738	$3,738

11. Classification of Notes and Escrows Payable and Restricted Cash

During the six months ended June 30, 2003, $9,728,000 in notes payable were classified as current, from long-term, as they are due in the first quarter of 2004 subject to indemnification obligations. The related restricted cash, plus $526,000 in cash on deposit for bonuses to be paid to Acta employees was also classified as current from long-term during the six months ended June 30, 2003. In April, 2003, the Company paid $833,000 in notes issued in connection with the purchase of OLAP@Work in April, 2000 and released a corresponding amount from restricted cash.

12. Goodwill and Other Intangible Assets

In June 2003, the Company performed the required annual impairment tests of goodwill and concluded that no impairment to goodwill existed. This test consisted of a comparison of the fair value of the Consolidated Company with its carrying amount, including the goodwill. The fair value of the reporting unit was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed a cash flow period of five years, long-term annual growth rates of 8% to 10%, a discount rate of 35% and terminal value growth rates of 1.5%. Based on the analysis, the Company determined that the fair value was in excess of the carrying amount of the consolidated Company.

The change in the carrying amount of net goodwill was as follows (in thousands):

For the Six Months Ended June 30,
2003
Beginning balance	$75,416
Impact of foreign currency fluctuations on goodwill	266

Ending balance	$75,682

Other intangible assets, at cost, consisted of the following at June 30, 2003 (in thousands):

	June 30, 2003	December 31, 2002
Employment contracts	$7,434	$7,434
Developed technology	9,591	9,591
Maintenance contracts	2,700	2,700

Total other intangible assets	19,725	19,725
Accumulated amortization	(10,320)	(8,915)

Other intangible assets, net	$9,405	$10,810

The aggregate intangible amortization expense was $1,405,000 and $1,239,000 for the six months ended June 30, 2003 and 2002. Employment contracts are amortized over periods ranging from one to three years. Developed technology and maintenance contracts are amortized over five years. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

Remainder of 2003	$1,335
2004	2,386
2005	2,386
2006	2,386
2007	912

$9,405

13. Stock Based Compensation Plans

The Company issues stock options or share warrants to its employees and outside directors and provides employees the right to purchase its stock pursuant to shareholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income for the three and six months ended June 30, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table sets forth the effect on net income and earnings per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148 (in thousands, except per share and ADS data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$11,527	$11,878	$20,340	$22,899
Less: Total stock-based employee compensation expense determined by the fair value method, net of related tax benefits of $4,178 and $4,779 for the three months ended June 30, 2003 and 2002, respectively and $7,282 and $9,255 for the six months ended June 30, 2003 and 2002, respectively	(6,817)	(7,797)	(11,882)	(15,100)

Pro forma net income	$4,710	$4,081	$8,458	$7,797

Earnings per share and ADS:
Basic-as reported	$0.18	$0.19	$0.32	$0.37

Basic-pro forma	$0.08	$0.07	$0.13	$0.13

Diluted-as reported	$0.18	$0.18	$0.32	$0.35

Dilued-proforma	$0.07	$0.06	$0.13	$0.12

Pro forma information regarding net income and net income per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 1.75% and 3.80% for the second quarter of 2003 and 2002, respectively, and 1.98% and 3.56% for the first quarter of 2003 and 2002, respectively and a weighted average expected option life of 6 months and 3 years for options granted under Employee Stock Purchase Plans and Stock

Options Plans, respectively. The volatility factor of the expected market price of the Company’s ordinary shares was assumed to be 75.40% and 70.58% for the second quarter of 2003, and 2002, respectively and 77.77% and 70.58% for the first quarter of 2003, and 2002, respectively. The tax benefit was calculated on the total pro forma stock-based employee compensation expense at the Company’s effective tax rate of 38% for the second quarter and first half of 2003 and 2002. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the ability to use it, the actual tax benefit could vary materially from this estimate. If the Company were to receive no tax benefit, pro forma basic earnings per share would have been $0.01 and $(0.01) for the second quarter of 2003 and 2002, respectively, and $0.02 and $(0.02) for the first half of 2003 and 2002, respectively. Pro forma diluted earnings per share would have been $0.01 and $(0.01) for the second quarter of 2003 and 2002, respectively and $0.01 and $(0.01) for the first half of 2003 and 2002, respectively.

For purposes of required pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The weighted average fair value calculated under FAS 123 for stock options granted during the second quarter of 2003 and 2002 was $9.99 and $19.81 per share, respectively. The weighted-average fair value of shares purchased under employee stock purchase plans during the first quarter of 2003 and 2002 was $4.32 and $4.59, respectively.

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

14. Stock Option Exchange Program

On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “French offer”) and the other to eligible international employees including employees in the United States (the “International offer”). Pursuant to the terms and conditions of each offer, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of 30 Euros or higher granted under the Business Objects S.A. 1999 and 2001 Stock Option Plans, as amended. In exchange, new options were granted on May 22, 2003, equal to the amount obtained by multiplying the number of shares to which a benefit has been renounced by the applicable exchange percentage. If an eligible employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six-month period prior to the commencement of the offer regardless of its exercise price.

Both offers expired on November 19, 2002. In total, the Company accepted for cancellation options to subscribe to 2,773,279 ordinary shares. On May 22, 2003, the Company granted 1,034,126 new options. Pursuant to the International offer, the Company accepted for cancellation options to subscribe to 2,464,537 ordinary shares. On May 22, 2003, the Company granted 912,610 new options with an exercise price of 17.30 euros, except for Italian-based employees who received new options with an exercise price of 19.32 euros in accordance with the terms of the exchange agreement. In addition, pursuant to the French offer, the Company accepted for cancellation options to subscribe to 308,742 ordinary shares. On May 22, 2003, the Company granted 121,516 new options with an exercise price of 18.39 euro.

The new options granted under the International offer retained the vesting schedule of the old options they replaced. The new options granted under the French offer retained substantially the vesting schedule of the old options, except that the new options will not become exercisable until one year following the date of grant of the new options.

The programs were not available to: (i) the Company’s officers who are also members of the Company’s board of directors; (ii) former employees and (iii) any of the Company’s employees who are resident in Sweden and Switzerland.

15. Accounting for and Disclosure of Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2003.

The Company warrants that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the software is sold. For those customers purchasing maintenance contracts, the above warranty is extended for the period during which the software remains under maintenance. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical activity. To date the Company has had no material warranty claims. Due to thorough product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.

We have entered into certain real estate leases that require us to indemnify property owners against certain environmental and other liabilities and other claims.

•	Environmental Liabilities. The Company only engages in the development, marketing and distribution of software, and it has never had any environment related claim, therefore, the likelihood of incurring a loss related to these environmental indemnifications is remote and thus we are unable to reasonably estimate the amount. Therefore, we have not recorded a related liability in accordance with the recognition and measurement provisions of SFAS 143.

•	Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of SFAS 143, the Company measured the fair value of these obligations and determined them to be immaterial.

16. Income Taxes

The Company’s effective tax rate was 38% for the three and six months ended 2003 and 2002. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

17. Recent Pronouncements

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April, 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of Statement 149 will have a material effect on its financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Company does not believe that its adoption of Statement 150 will have a material impact on its financial position, results of operations or cash flows.

18. Subsequent Event

Merger Agreement

On July 18, 2003, the Company entered into an Agreement and Plan of Merger with Seagate Software (Cayman) Holdings (“Holdings”), Crystal Decisions, Inc. (“Crystal Decisions”), and certain subsidiaries of the Company, pursuant to which, subject to satisfaction or waiver of the conditions therein, the Company will acquire Crystal Decisions.

Under the terms of the Merger Agreement, Crystal Decisions and Holdings will be merged with subsidiaries of the Company (the “Mergers”). Upon consummation of the Mergers, holders of common stock of Holdings and holders of common stock of Crystal Decisions (other than Holdings and other than Crystal Decisions stockholders who exercise appraisal rights under Delaware law), in each case issued and outstanding immediately prior to the consummation of the Mergers, will receive, subject to certain adjustments, (i) a number of newly issued American depositary shares (“ADSs”) of the Company, each ADS representing one ordinary share of the Company (or, at the election of any such stockholder, ordinary shares of the Company) calculated in accordance with the provisions of the Merger Agreement based on the number of shares of Crystal Decisions common stock issued and outstanding immediately prior to the consummation of the Mergers, and (ii) a proportionate share of $300,000,000 in cash, without interest. The number of ordinary shares (whether initially in the form or ordinary shares or ADSs) that the Company will issue at the closing of the Mergers in respect of outstanding shares of Holdings common stock and Crystal Decisions common stock will be approximately 26.5 million less the number of ordinary shares equal to the value of unexercised Crystal Decisions stock options (and subject to certain other adjustments defined in the merger agreement). In addition, certain options to acquire Crystal Decisions common stock outstanding immediately prior to the consummation of the Mergers will, upon consummation of the Mergers, be converted into options to acquire the Company’s ADSs.

The Mergers are conditioned upon, among other things, (i) the approval of the stockholders of the Company and Crystal Decisions, (ii) clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of any other material approvals under applicable foreign antitrust laws, and (iii) other customary conditions. In lieu of a meeting of the stockholders of Crystal Decisions, on July 18, 2003, Holdings, which held approximately 98.6% of the outstanding shares of Crystal Decisions common stock on such date, executed an action by written consent approving and adopting the Merger Agreement and approving the mergers involving Crystal Decisions.

The parties currently expect the Mergers to close in the fourth calendar quarter of 2003; although, there can be no assurances that the Mergers will close in that time period.

Agreement to Terminate Lease

On July 15, 2002 the Santa Clara Valley Transportation Authority (“VTA”) initiated an action against John A. Sobrato (“Landlord”) et al. in the Santa Clara County Superior Court Case No. CV 809425 seeking to take by eminent domain property in which the Company owns a leasehold interest as a result of its acquisition of Acta Technology. The Company subsequently became a party to this condemnation action. The relevant disputed issue is when the Company may exercise its right to terminate its lease on account of the VTA’s condemnation property. On August 6, 2003, the parties tentatively agreed to settle this matter pursuant to an agreement to be executed by the parties during the third quarter of 2003. Under the terms of this tentative agreement, the effective termination of the lease will be August 31, 2003 and the Company expects to pay the VTA the sum of $1.7 million. On June 30, 2003, the Company had recorded a liability of $4.8 million related to the abandonment of this lease that was included in the remaining $5.5 million balance of the accrued restructuring charges on June 30, 2003 that were capitalized as a cost of acquisition of Acta Technology (see Note 10, Business Restructuring Charge). The Company expects that once a final agreement is reached, any remaining liability related to this lease will be adjusted through goodwill.

MicroStrategy Litigation

In connection with MicroStrategy Litigation (see Note 9, Legal Proceedings), on July 3, 2003, the USPTO issued a Notice of Intent to Issue a Reexamination Certificate in connection with the reexamination of the ‘050 patent, indicating that the claims of this patent are patentable as originally issued. MicroStrategy has since requested that the Court continue the trial date so that its claim for infringement of the ‘050 patent may be tried with its business tort claims. The Company opposes the consolidation of these claims and has requested that the business tort trial proceed on October 20, 2003, with the patent claim to be tried at a later date. The Court has not determined which, if either, of these procedures it will follow. MicroStrategy has indicated it will abandon its claim against the Company under the ‘033 patent.

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

Recent Developments

On July 18, 2003, we entered into an Agreement and Plan of Merger with Seagate Software (Cayman) Holdings (“Holdings”), Crystal Decisions, Inc. (“Crystal Decisions”) and certain subsidiaries of the Company (the “Merger Agreement”), pursuant to which, subject to satisfaction or waiver of the conditions therein, we will acquire Crystal Decisions, a privately-held business intelligence software company. Under the terms of the Merger Agreement, Crystal Decisions and Holdings will be merged with subsidiaries of the Company and the surviving entity will be a wholly owned subsidiary of the Company (the “Mergers”). Upon consummation of the Mergers, holders of common stock of Holdings and holders of common stock of Crystal Decisions (other than Holdings and other than Crystal Decisions stockholders who exercise appraisal rights under Delaware law) will receive, subject to certain adjustments, (i) newly issued American depositary shares (“ADSs”), each ADS representing one ordinary share of the Company (or, at the election of any such stockholder, ordinary shares of the Company) calculated in accordance with the provisions of the Merger Agreement, and (ii) a proportionate share of $300,000,000 in cash, without interest. In addition, certain options to acquire Crystal Decisions common stock will be converted into options to acquire our ADSs. Based on the shares of Crystal Decisions common stock outstanding on a fully diluted basis (calculated using the treasury share method) as of the close of business on July 18, 2003 and the market price of our American depositary shares as of such date, as a result of the Mergers, we would issue approximately 26.5 million ordinary shares (either in the form of ordinary shares or ADSs). See also, Note 18, Subsequent Event.

Results of Operations

The following table sets forth certain items from our condensed consolidated statements of income expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenues:
Net license fees	48.6%	54.8%	48.1%	56.7%
Services	51.4%	45.2%	41.9%	43.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Net license fees	0.7%	0.5%	0.7%	0.5%
Services	16.0%	15.8%	16.5%	15.8%

Total cost of revenues	16.7%	16.3%	17.2%	16.3%

Gross margin	83.3%	83.7%	82.8%	83.7%
Operating expenses:
Sales and marketing	45.3%	49.1%	46.3%	48.8%
Research and development	18.2%	15.3%	18.6%	15.1%
General and administrative	8.2%	6.5%	7.6%	6.1%
Restructuring	0.0%	3.5%	0.0%	1.7%

Total operating expenses	71.7%	74.4%	72.5%	71.7%

Income from operations	11.6%	9.3%	10.3%	11.9%
Interest and other income, net	2.8%	7.9%	3.0%	5.0%

Income before provision for income taxes	14.4%	17.2%	13.3%	16.9%
Provision for income taxes	(5.5)%	(6.5)%	(5.1)%	(6.4)%

Net income	8.9%	10.7%	8.2%	10.5%

Gross margin net license fees	98.6%	99.1%	98.5%	99.1%
Gross margin services	68.8%	64.9%	68.3%	63.4%

Prior period amounts have been reclassified to conform to current period presentation.

Revenue

Total Revenues. Total revenues increased 16% to $129.0 million in the second quarter of 2003, up from $111.2 million in the second quarter of 2002. Total revenues increased 13% to $247.5 million for the first half of 2003, up from $218.7 million from the first half of 2002. The growth in both periods was primarily driven by favorable fluctuations in exchange rates relative to the U.S. dollar and local currency increases in maintenance and consulting revenues.

Net license fees represented 49% of total revenue in the second quarter of 2003, a decline from 55% of total revenue a year ago. Net license fees represented 48% of total revenue in the first half of 2003, a decline from 57% a year ago. The decline was primarily because license revenues have grown slower than service revenues year-over-year. Gross margin dollars increased by $14.4 million or 15% year-over-year for the second quarter of 2003 and increased by $22.1 million or 12% year-over-year for the first half of 2003. However, gross margin percentage decreased by 0.4 and 0.8 percentage points, respectively, because service revenues have a lower gross margin percentage than net license revenues.

Geographic Revenues. The geographic mix of our revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Europe	49%	42%	49%	44%
Americas	44	52	44	50
Rest of world	7	6	7	6

Total revenue	100%	100%	100%	100%

Net Software License Fees. Revenues from net license fees increased 3% to $62.7 million during the second quarter of 2003 from $60.1 million for the second quarter of 2002. The increase was primarily due to favorable fluctuations in foreign exchange rates relative to the U.S. dollar and sales of our data integration products which were acquired through our acquisition of Acta Technologies, Inc. (“Acta”) in the third quarter of 2002, partially offset by softening demand for our business intelligence platform products.

Revenues from net license fees decreased 4% to $118.9 million during the first half of 2003 from $124.1 million for the first half of 2002. The decrease was primarily caused by weak economies in the United States and Europe, and offset partially by favorable fluctuations in foreign exchange rates relative to the U.S. dollar.

Net license fees consist of licenses of three software product families: (1) enterprise analytic applications; (2) data integration; and (3) business intelligence platform. See note 8 of the notes to the condensed consolidated financial statements in this Form 10-Q for revenue by product family. Our enterprise analytic applications product line grew 22% year-over-year for the second quarter of 2003 and 57% year-over-year for the first half of 2003 as we launched new products and targeted the growing market for Enterprise Performance Management (EPM) software. Our new data integration product line, acquired through our acquisition of Acta in the third quarter of 2002, contributed $3.1 million and $4.7 million in the second quarter and first half of 2003, respectively, while there was no data integration revenue for the same periods in 2002. Business intelligence platform license fees decreased by 4% year-over-year for the second quarter of 2003 and decreased 12% year-over-year for the first half of 2003. The decrease was primarily due to a softening of demand for our business intelligence platform products primarily caused by an aging product line and weak economies in the United States and Europe. In the second quarter of 2003 we announced a new release of our business intelligence platform products. However, due to the weak global economy, we expect the demand for our Business Intelligence Platform to remain weak through at least the end of 2003.

Services. Service revenues consist of software license updates and support (maintenance) and professional services (consulting, education and other) revenues. Revenues from services increased 32% during the second quarter of 2003 to $66.3 million or 51% of total revenues from $50.3 million or 45% of total revenues during the second quarter of 2002. Revenues from services increased 36% during the first half of 2003 to $128.6 million or 52% of total revenues from $94.6 million or 43% of total revenues during the first half of 2002. The increase was primarily due to year-over-year increases in maintenance and consulting revenues.

Maintenance revenue increased 37% year-over-year to $48.4 million during the second quarter of 2003 as compared to $35.4 million during the second quarter of 2002 and 42% year-over-year to $94.4 million during the first half of 2003 from $66.4 million during the first half of 2002. The increase in maintenance revenues was primarily due to the expansion of our installed customer base, a greater percentage of customers renewing maintenance contracts and favorable fluctuations in foreign exchange rates. If our license revenue continues to decline, our installed customer base may not grow at the same rates as achieved in the past which could cause a slowdown in the rate of maintenance revenue growth. This could negatively impact our results of operations, financial condition and liquidity.

Professional services revenues increased 38% to $12.2 million during the second quarter of 2003 as compared to $8.8 million during the second quarter of 2002 and increased 44% year-over-year to $23.3 million for the first half of 2003 from $16.2 million for the first half of 2002. The increase was primarily due to increases in consulting revenues, partially offset by decreases in education revenues.

Cost of Revenues

Cost of Net Software license fees. Cost of net software license fees increased 66% to $0.9 million or 1% of net license fees in the second quarter of 2003 from $0.5 million or 1% of net license fees in the second quarter of 2002. Cost of net software license fees increased 65% to $1.8 million or 1% of net license fees in the first half of 2003 from $1.1 million or 1% of net license fees in the first half of 2002. The increase was primarily due to the amortization of Acta developed technology in the first two quarters of 2003 which was acquired in the purchase of Acta during the third quarter of 2002.

Cost of Services. Cost of services consists of the cost of providing maintenance, consulting and education services. Cost of services increased 17% in absolute dollars in the second quarter and first half of 2003 primarily due to higher service revenues, but decreased to 31% and 32% of service revenues for the second quarter and first half of 2003, respectively, from 35% and 37% for the second quarter and first half of 2002, respectively. The decrease as a percentage of services revenues was primarily due to improved productivity in providing maintenance services and a greater percentage of service revenues coming from higher margin maintenance revenue relative to lower margin consulting and education revenues. We may experience higher cost of maintenance revenues in coming quarters to support the launch of BusinessObjects Enterprise 6, the new version of our suite of integrated business intelligence products released in the second quarter of 2003.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased 7% year-over-year to $58.3 million for the second quarter of 2003 but decreased as a percentage of total revenues to 45% for the second quarter of 2003 from 49% for the second quarter of 2002. Sales and marketing expenses increased 7% year-over-year to $114.7 million for the first half of 2003 but decreased as a percentage of total revenues to 46% for the first half of 2003 from 49% for the first half of 2002. The year-over-year increase in absolute dollars for both periods was primarily due to unfavorable fluctuations in foreign exchange rates as a significant portion of our sales and marketing expenses are denominated in foreign currencies. The year-over-year decrease as a percentage of revenues for the second quarter and first half of 2003 was primarily because total revenues increased more in absolute dollars due to changes in foreign exchange rates than sales and marketing expenses.

Research and Development. Research and development expenses increased 37% year-over-year to $23.5 million or 18% of total revenues for the second quarter of 2003 from $17.1 million or 15% of total revenues for the second quarter of 2002. Research and development expenses increased 40% year-over-year to $46.1 million or 19% of total revenues for the first half of 2003 from $33.0 million or 15% of revenues for the first half of 2002. The increase was primarily due to unfavorable fluctuations in foreign exchange rates as the majority or our research and development expenses were incurred in euros, and increased research and development expenses associated with increased headcount due to our acquisition of Acta Technology in the third quarter of 2002.

General and Administrative. General and administrative expenses increased 48% year-over-year to $10.6 million or 8% of total revenues for the second quarter of 2003 from $7.2 million or 6% of total revenues for the second quarter of 2002. General and administrative expenses increased 41% year-over-year to $18.8 million or 8% of total revenues for the first half of 2003 from $13.3 million or 6% of revenues for the first half of 2002. The increase for both periods was primarily due to increases in employee-related expenses and fluctuations in foreign exchange rates as a significant portion of our general and administrative expenses are denominated in foreign currencies. To a lesser extent, higher legal and other professional services expenses also contributed to the increase

Interest and Other Income, Net

Interest and other income, net was comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net interest income	$2.2	$2.0	$4.2	$3.7
Patent infringement settlement income net of litigation expenses	1.7	7.4	3.5	7.9
Net foreign exchange gains (losses)	(0.3)	(0.5)	(0.3)	(0.7)

Total interest and other income, net	$3.6	$8.9	$7.4	$10.9

Patent infringement settlement income relates to the settlement of our lawsuits against Cognos, Inc. and Cognos Corporation (collectively Cognos) in May 2002 and Brio Software Inc. (Brio) in September 1999.

Under the terms of the agreement with Cognos, Cognos licensed the rights to our technology under patent number 5,555,403 in exchange for payments totaling $24 million. The license covers both past and future use of our technology. A $10 million first installment representing past use was received during June 2002 and classified as other income for the quarter ending June 30, 2002, net of $3.1 million of related legal expense. The remaining balance represents Cognos’ future use of our patented technology and is due in eight quarterly installments of $1.75 million commencing the quarter ended September 30, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments over the next four quarters, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, we are recognizing the remaining settlement as other income once the amounts become due. As of June 30, 2003 $7.0 million remained to be paid under the agreement, payable in four quarterly installments of $1.75 million. We also recognized $0.5 million per quarter in other income for the first three quarters of 2002 related to the settlement of our patent infringement lawsuit against Brio in September 1999. As of December 31, 2002 the settlement was paid in full.

Total interest and other income, net decreased $5.3 million year-over-year for the second quarter of 2003 and decreased $3.5 million year-over-year for the first half of 2003. The year-over-year decrease in the second quarter of 2003 was primarily due to the recognition of the $10 million payment from Cognos for past use of our technology in the second quarter of 2002 compared to the recognition of $1.75 million under the settlement agreement in the second quarter of 2003. The year-over-year decrease for the first half of 2003 was also due to $1.0 million in income recognized under the Brio settlement for the first half of 2002 compared to no related income in the first half of 2003 as the remaining amounts due under the agreement were paid in 2002, partially offset by the recognition of $1.75 million under the Cognos settlement agreement in the first quarter of 2003 compared to no settlement income from Cognos in the first quarter of 2002 and $1.0 million in income recognized under the Brio settlement for the first half of 2002 compared to no related income in the first half of 2003 as the remaining amounts due under the agreement were paid in 2002.

Income Taxes

Our effective tax rate was 38% for the first quarter and first half of 2003 and 2002. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Foreign Exchange Rate Effects

Total revenues and expenses for the second quarter of 2003, including cost of revenues and operating expenses, were approximately $11.4 million greater and approximately $10.7 million greater, respectively, than if they had been translated at the weighted average foreign currency exchange rates in effect in the second quarter of 2002. Because non-U.S. denominated revenues and expenses were approximately equal, this exchange rate effect was an approximately $0.7 million increase in income from operations.

Total revenues and expenses for the first two quarters of 2003, including cost of revenues and operating expenses, were approximately $21.3 million greater and approximately $21.0 million greater, respectively, than if they had been translated at the weighted average foreign currency exchange rates in effect in the first two quarters of 2002. Because non-U.S. denominated revenues and expenses were approximately equal, this exchange rate effect was an approximate $0.3 million increase in income from operations.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $363.0 million at June 30, 2003. Cash flow from operations provided $56.6 million for the first half of 2003, an increase of $5.4 million compared to the first half of 2002. The increase reflects strong growth in deferred revenue under maintenance contracts and improved collections of accounts receivable.

Deferred revenue represents the balance of maintenance billed but not yet recognized, as we generally invoice first year and renewal maintenance services in advance for the 12 month maintenance period. Because a high percentage of our customers renew maintenance each year, the increase in the balance of deferred revenue is primarily due to a growing cumulative customer base and a corresponding increase in maintenance billed but not yet recognized. In addition, the balance is subject to fluctuations from changes in the value of the U.S. dollar in relation to other foreign currencies, principally the euro and British pound sterling, because a high percentage of our deferred revenue is foreign currency denominated. Fluctuations in foreign exchange rates also contributed, to a lesser extent, to the increase in deferred revenue as of June 30, 2003. A decline in the rate at which we renew maintenance contracts could negatively impact our results of operations because maintenance revenue comprises a significant portion of our service revenues.

Investing activities used $30.0 million in cash including $25.3 million in from the purchase of short-term investments and $4.7 million for the purchase of property and equipment. The issuance of shares provided $6.3 million in financing activities. Cash and cash equivalents increased by $20.0 million due to the effects of changes in foreign exchange rates.

Our principal source of liquidity is our operating cash flow. While there is a risk that a decrease in demand for our products could reduce our operating cash flow, we believe that cash from operations together with our cash and cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next 12 months.

Under the terms of our agreement to acquire Crystal Decisions (see Recent Developments in this Management’s Discussion and Analysis and Note 18, Subsequent Events, in the notes to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q) we have agreed to pay $300 million in cash (subject to certain adjustments defined in the merger agreement) which will come from our existing cash and cash equivalents and short-term investments. If the proposed acquisition is completed, we will also acquire Crystal Decisions’ cash and cash equivalents and short-term investments that totaled $91.7 million at March 28, 2003.

Recently Issued Accounting Standards

See Note 16 in Item 1 of this Form 10-Q.

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

We enter into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services and 3) services on a time and materials basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

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

For those contracts that consist solely of license and maintenance we recognize net license revenues based upon the residual method after all licensed software products have been delivered as prescribed by the Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon our price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by our customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate we charge for maintenance on license agreements with a stated renewal rate is similar to the rate we charge for maintenance on license agreements without a stated renewal rate.

Services can consist of maintenance, training and/or consulting services. We assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenue allocable to services is recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon average daily rates. As previously noted, we enter into contracts for services alone and such contracts are based upon time and material basis.

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

We will perform the purchase price allocation for the acquisition of Crystal Decisions when the transaction closes. We will be required to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets.

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

Risk Factors

In addition to other information contained in this Form 10-Q, you should carefully consider the risks and uncertainties described below before making an investment decision. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that may adversely affect our company.

Risks related to our pending acquisition of Crystal Decisions

Failure to complete the mergers could negatively impact our stock price, future business and operations.

Completion of the mergers is subject to the satisfaction or waiver of several closing conditions and there can be no assurances that those closing conditions will be satisfied or waived. If the mergers are not completed for any reason, we may be subject to a number of material risks, including the following:

•	benefits that the combined company expects to realize from the mergers, such as the potentially enhanced financial and competitive position of the combined company, would not be realized;

•	the price of our shares may decline to the extent that the current market price reflects a market assumption that the mergers will be completed;

•	costs related to the mergers, such as legal, accounting and printing fees, as well as a portion of the investment banking fees, must be paid even if the mergers are not completed;

•	if the merger agreement is terminated under certain circumstances, we may be required to pay Crystal Decisions a termination fee of $21 million; and

•	the diversion of management’s attention from the day-to-day business and the associated disruption to our employees and our relationships with customers and suppliers during the period before consummation of the mergers may make it difficult for us to regain our financial and market position if the mergers do not occur.

The announcement of the planned mergers could have an adverse effect on our revenues and profitability in the near term if customers delay, defer or cancel purchases pending resolution of the planned mergers.

In response to the announcement of the mergers, our customers may seek to cancel existing purchases or delay or defer purchasing decisions which could have an adverse effect on our business, regardless of whether the mergers are ultimately completed. To the extent our announcement of the mergers creates uncertainty among persons and organizations contemplating purchases of products or services such that a significant customer or a significant number of customers cancels existing purchases or delays purchase decisions pending resolution of the planned mergers, this could have an adverse effect on our results of operations and our quarterly revenues could be substantially below the expectations of market analysts which could cause a reduction in the price of our shares.

Uncertainty regarding the mergers and the effects of the mergers could cause our strategic partners or key employees to make decisions which could adversely effect our business and operations.

Some of our original equipment manufacturers, distributors and other strategic partners could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements as a result of the pending mergers. In addition, key employees may decide to terminate their employment due to the pending mergers or other employees may experience uncertainty about their future role with the combined company, which could adversely affect our ability to retain key management, marketing, sales and technical personnel.

Risks Related to Our Business

We target our products to one market and if sales of our products in this market decline, our operating results will be seriously harmed.

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets. We expect the softening of demand for business intelligence software caused by a weak economy in Europe and economic uncertainties in the United States will continue through at least the quarter ending September 30, 2003.

Our quarterly operating results are subject to fluctuations, which may affect our stock price.

Historically, our quarterly operating results have varied substantially from quarter to quarter and we anticipate this pattern to continue. This is principally because our net license fees are variable from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. In addition, we expect our expenses to increase as our business grows. If revenues earned in any particular quarter fall short of anticipated revenue levels, our quarterly operating results and our stock price could be significantly harmed.

While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	We typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	Our strongest quarter each year is typically our fourth quarter, as our customers often wait for the end of their annual budget cycle before deciding whether to purchase new software. Consequently, our revenues are generally lower in our first quarter. In addition, our third quarter is a relatively slow quarter due to less economic activity throughout Europe during the summer months;

•	Customers may delay purchasing decisions in anticipation of our new products or product enhancements or platforms or announced pricing changes by us or our competitors;

•	We partly depend on large orders which may take several months to finalize. A delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	Our revenues are also sensitive to the timing of our competitors’ offers of new products that successfully compete with ours on the basis of functionality, price or otherwise.

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

Our products and platforms are internally complex and occasionally contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. We began shipment of our new release, Enterprise 6, the update to our suite of business intelligence products in the second quarter of 2003. If defects and errors are discovered after commercial release of either Enterprise 6 or other new versions or enhancements of our products and platforms:

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

To protect our proprietary rights, we may become involved in litigation, which could be costly and negatively impact our operating results. For example, we successfully settled patent infringement claims against Brio in 1999 and Cognos in May of 2002 and are currently involved with a patent infringement claim against MicroStrategy Inc. and Informatica (see note 9 of the condensed consolidated financial statements). Litigating claims related to our proprietary rights can be very expensive in terms of management time and resources, which could cause our financial condition and operating results to suffer.

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

See Note 9 in Item 1 of this Form 10-Q for a summary of current patent related legal proceedings.

We depend on strategic relationships and business alliances for continued growth of our business.

Our development, marketing and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major vendors, many of whom are substantially larger than Business Objects. These business relationships often consist of joint marketing programs or partnerships with original end manufacturer or value added resellers. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. Although no one of our resellers accounted for a material percent of our total revenue in 2002, in January 2003 one of our largest resellers notified us of their decision to terminate our co-marketing agreement in April 2003. This termination did not have a material effect on our results of operations for the second quarter of 2003. If one or more of our other largest resellers were to terminate their co-marketing agreement with us it could have a material adverse effect on our business, financial condition and results of operations. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We generate a significant portion of our revenues and expenses in the euro. As a result, our operating results expressed in U.S. dollars have been in the past and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of June 30, 2002, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure. The impact of foreign currency exchange rate fluctuations on the results of operations for the second quarter and first half of 2003 and 2002 are discussed in the section titled “Foreign Exchange Rate Effects.”

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

We maintain an investment portfolio in a variety of financial instruments, including fixed rate corporate bonds, money market instruments, commercial paper and bank certificates of deposit. All of our cash, cash equivalents and short-term investments were classified as available-for-sale and recorded on our balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity at June 30, 2003 and 2002.

As of June 30, 2003, some of our short-term investments included fixed-rate corporate bonds. These investments carry a degree of interest rate risk, as the fair market values of fixed-rate securities decline if interest rates rise. Additionally, although the principal portion of our other investments are not subject to interest rate risk, declines in interest rates over time will reduce our interest income. A hypothetical 10% decrease in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flows.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro, British pounds sterling and the Japanese yen. As a result, our operating results have been in the past and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of June 30, 2003, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 in Item 1 of this Form 10-Q for a summary of the Company’s legal proceedings.

Item 4. Submissions of Matters

Within the authority of the Ordinary General Meeting, the following items were voted on:

1.	To approve the unconsolidated financial statements for the fiscal year ended December 31, 2002.

For	34,513,493
Against	125,318

2.	To approve the consolidated financial statements for the fiscal year ended December 31, 2002.

For	34,516,621
Against	122,190

3.	To allocate earnings for the fiscal year ended December 31, 2002.

For	34,627,781
Against	11,030

4.	To increase the aggregate amount of authorized directors’ fees.

For	33,447,333
Against	1,191,478

5.	To renew the term of office of Mr. Bernard Liautaud as Director.

For	34,377,612
Against	261,199

6.	To renew the term of office of Mr. John Olsen as Director.

For	34,523,240
Against	115,571

7.	To ratify the nomination of Mr. Gerald Held as Director.

For	34,520,370
Against	118,441

8.	To appoint Mr. Jean-François Heitz as Director.

For	34,523,833
Against	114,978

9.	To appoint Mr. David Peterschmidt as Director.

For	34,520,157
Against	118,654

10.	To renew Ernst & Young Audit as statutory auditors and Mr. Alain Vincent as alternate statutory auditor.

For	34,217,101
Against	421,710

11.	To appoint Deloitte Touche Tohmatsu as second statutory auditors and BEAS as second alternate statutory auditors.

For	34,512,850
Against	125,961

12.	To authorize the Board of Directors to repurchase shares of the Company.

For	34,615,067
Against	23,744

Within the authority of the Extraordinary General Meeting, the following items will be voted on:

13.	To authorize the Board of Directors to reduce the share capital by cancellation of treasury shares.

For	34,625,745
Against	13,066

14.	To authorize the Board of Directors to issue warrants to subscribe to 15,000 shares reserved for Mr. Gerald Held.

For	32,658,620
Against	1,980,191

15.	To authorize the Board of Directors to issue warrants to subscribe to 15,000 shares reserved for Mr. Jean-François Heitz.

For	32,659,293
Against	1,979,518

16.	To authorize the Board of Directors to issue warrants to subscribe to 15,000 shares reserved for Mr David Peterschmidt.

For	32,659,374
Against	1,979,437

17.	To authorize the Board of Directors to issue up to 100,000 shares reserved for issuance under the French Employee Savings Plan.

For	34,579,020
Against	59,791

18.	To re-affirm the price-setting conditions of shares reserved for issuance under the 1995 International Employee Stock Purchase Plan, as authorized by the ordinary and extraordinary general shareholders’ meeting of June 5, 2002.

For	34,332,141
Against	306,670

19.	To authorize the Board of Directors to issue up to 300,000 shares reserved for issuance under the 1995 International Employee Stock Purchase Plan.

For	34,581,636
Against	57,175

20.	To amend articles 8, 11.5 and 16 of the articles of association in compliance with French corporate law.

For	34,619,170
Against	19,641

21.	To amend article 10 of the article of association related to the rotation of the Board.

For	33,975,270
Against	663,541

Within the authority of the Ordinary General Meeting, the following item will be voted on:

22.	To grant full powers of attorney to carry out registrations and formalities.

For	34,621,215
Against	17,596

Item 6. Exhibits and Current Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

b)	Reports on Form 8-K:

The Company filed a report on Form 8-K on April 23, 2003. The purpose of the Form 8-K was to furnish a press release announcing earnings results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.

Date: August 14, 2003	By:	/s/ Bernard Liautaud
Bernard Liautaud Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By:	/s/ James R. Tolonen
James R. Tolonen Chief Financial Officer and Senior Group Vice President