Form 10-Q
period 2003-09-30
BUSINESS OBJECTS SA
filed 2003-11-14
CIK 928753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, the number of outstanding shares of our common stock was 64,867,513 Ordinary Shares of euro 0.10 nominal value (including 13,844,764 American depositary shares each corresponding to one Ordinary Share and 1,067,675 treasury shares).

Business Objects S.A.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of US dollars)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$297,967	$233,941
Short-term investments	81,979	46,678
Restricted cash	18,073	8,654
Accounts receivable, net	88,778	98,623
Deferred taxes, net	11,104	12,920
Other current assets	24,653	14,131

Total current assets	522,554	414,947
Goodwill	72,964	75,416
Other intangible assets, net	8,738	10,810
Property and equipment, net	34,447	37,341
Restricted cash—long term	—	10,254
Deposits and other assets	3,346	3,040

Total assets	$642,049	$551,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,341	$20,105
Accrued payroll and related expenses	50,758	48,537
Deferred revenue	96,800	75,490
Income taxes payable	2,159	7,187
Other current liabilities	36,885	36,398
Notes payable—current portion	10,612	1,717

Total current liabilities	226,555	189,434
Notes and escrow payable	—	9,728
Long-term accrued rent	3,625	7,713
Commitments and contingencies
Shareholders’ equity
Ordinary shares, Euro 0.10 nominal value ($0.11 as of September 30, 2003 and $0.11 U.S. as of December 31, 2002):
Authorized 85,003 at September 30, 2003 and 81,378 at December 31, 2002;
Issued and outstanding-64,754 at September 30, 2003 and 63,463 at December 31, 2002	6,876	6,731
Additional paid-in capital	183,471	168,939
Treasury stock, 1,068 shares at September 30, 2003 and December 31, 2002	(13,104)	(13,104)
Retained earnings	211,202	180,035
Accumulated other comprehensive income	23,424	2,332

Total shareholders’ equity	411,869	344,933

Total liabilities and shareholders’ equity	$642,049	$551,808

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See the accompanying notes to the Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of US dollars, except per share and ADS data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
Net license fees	$58,044	$53,736	$176,982	$177,826
Services	71,068	56,146	199,641	150,790

Total revenues	129,112	109,882	376,623	328,616
Cost of revenues:
Net license fees	1,088	742	2,845	1,804
Services	21,602	18,036	62,297	52,723

Total cost of revenues	22,690	18,778	65,142	54,527

Gross margin	106,422	91,104	311,481	274,089
Operating expenses:
Sales and marketing	59,954	56,056	174,684	162,897
Research and development	22,852	20,262	68,971	53,255
General and administrative	10,198	8,144	28,958	21,489
Acquired in-process technology	—	2,000	—	2,000
Restructuring	—	—	—	3,756

Total operating expenses	93,004	86,462	272,613	243,397

Income from operations	13,418	4,642	38,868	30,692
Interest and other income, net	4,058	4,435	11,414	15,318

Income before provision for income taxes	17,476	9,077	50,282	46,010
Provision for income taxes	(6,649)	(4,209)	(19,115)	(18,243)

Net income	$10,827	$4,868	$31,167	$27,767

Net income per ADS and share—basic	$0.17	$0.08	$0.49	$0.45

Net income per ADS and share—diluted	$0.17	$0.08	$0.48	$0.43

ADS and shares used in computing net income per ADS & per share-basic	63,370	62,295	62,969	61,827
ADS and shares and common share equivalents used in computing net income per ADS & per share-diluted	65,073	63,801	64,376	64,095

See the accompanying notes to the Condensed Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED CASH FLOW STATEMENT

(In thousands of US dollars)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Net cash provided (used in) operating activities:
Net income	$31,167	$27,767
Depreciation and amortization	14,160	13,259
Write-off of acquired in-process research & development	—	2,000
Deferred income taxes	1,857	41
Changes in operating assets and liabilities:
Decrease in accounts receivable	14,405	20,120
(Increase) decrease in current and other assets	(9,425)	1,959
Decrease in accrued other severance and restructuring	(335)	—
Increase (decrease) in accounts payable	8,065	(5,560)
Decrease in accrued payroll and related expenses	(455)	(1,385)
Decrease in income taxes payable	(4,709)	(6,164)
Increase in deferred revenue	17,364	5,890
(Decrease) increase in other current liabilities	(4,713)	30

Net cash provided by operating activities	67,381	57,957

Cash flows from investing activities:
Purchase of property and equipment	(7,564)	(6,579)
Change in estimate in restructuring accrual for Acta acquisition	2,741	—
Business acquisitions	—	(62,454)
Purchase of short-term investments	(31,851)	—

Net cash used for investing activities	(36,674)	(69,033)

Cash flows from financing activities:
Issuance of shares	14,675	14,782
Changes in restricted cash	793	(9,421)
Notes payable reductions	(793)	(833)
Increase in escrow payable	—	9,728

Net cash provided by financing activities	14,675	14,256

Effect of foreign exchange rate changes on cash and cash equivalents	18,644	22,755

Net increase in cash and cash equivalents	64,026	25,935
Cash and cash equivalents, beginning of the period	233,941	240,421

Cash and cash equivalents, end of the period	$297,967	$266,356

See the accompanying notes to the Condensed Consolidated Financial Statements.

Business Objects S.A.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, applied on a consistent basis. As permitted by Form 10-Q, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented have been made. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

3. Accounts Receivable

Accounts receivable are stated net of allowances for doubtful accounts of $2,527,000 at September 30, 2003 and $2,891,000 at December 31, 2002.

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

5. Other Current Liabilities

Other current liabilities include accruals for sales, use and value added taxes, accrued rent, audit, tax and legal fees, deferred compensation under the Company’s United States deferred compensation plan, withholding in connection with the employee stock purchase plan, and other accruals, none of which individually account for more than five percent of total current liabilities.

6. Comprehensive Income

Comprehensive income includes net income and foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$10,827	$4,868	$31,167	$27,767
Change in cumulative translation adjustment	(1,945)	(2,218)	21,092	24,032

Total comprehensive income	$8,882	$2,650	$52,259	$51,799

7. Net Income per Share and ADS

The components of basic and diluted earnings per share and American Depositary Share (“ADS”) were as follows (in thousands, except per share and ADS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$10,827	$4,868	$31,167	$27,767

Denominator:
Basic weighted average ADSs and shares outstanding	63,370	62,295	62,969	61,827
Incremental ordinary shares attributable to shares issuable under employee stock plans and warrants	1,703	1,506	1,407	2,268

Diluted weighted average ADS and shares outstanding	65,073	63,801	64,376	64,095

Net income per ADS and per share—basic	$0.17	$0.08	$0.49	$0.45

Net income per ADS and per share—diluted	$0.17	$0.08	$0.48	$0.43

For the three months ended September 30, 2003 and 2002, stock option rights totaling 4,374,139 shares and 8,524,737 shares, respectively, have been excluded from the diluted EPS calculation because the options’ exercise price was greater than the average market price of common shares and their effect would have been antidilutive. For the nine months ended September 30, 2003 and 2002, stock option rights totaling 4,417,765 shares and 7,577,756 shares, respectively, have been excluded from the diluted EPS calculation because the options’ exercise price was greater than the average market price of common shares and their effect would have been antidilutive.

8. Segment and Geographic Information

The Company has one reportable segment: business intelligence software products. The Company recognizes its net software license revenue from three product families: business intelligence platform, enterprise analytic applications and data integration. The following summarizes net license revenue recognized from each product family (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Business intelligence platform	$48,510	$48,797	$150,207	$164,887
Enterprise analytic applications	5,670	3,782	18,224	11,782
Data integration	3,864	1,157	8,551	1,157

Total net license revenue	$58,044	$53,736	$176,982	$177,826

The	following summarizes total revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Europe	$63,265	$51,977	$184,103	$148,043
Americas	55,306	50,416	163,737	158,877
Asia Pacific and Japan	10,541	7,489	28,783	21,696

Total revenue	$129,112	$109,882	$376,623	$328,616

9. Legal Proceedings

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. (“Acta Technology” or “Acta”). The Company became a party to this action when the Company acquired Acta Technology in August 2002. The complaint alleges that Acta Technology software products infringe Informatica’s United States Patent No. 6,014,670 and 6,339,775 both entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” and United States Patent No. 6,208,990 entitled “Method and Architecture for Automated Optimization of ETL throughput in Data Warehousing Applications.” On July 17, 2002, Informatica filed an amended complaint alleging that the Acta Technology software products also infringe United States Patent No. 6,044,374 entitled “Method and Apparatus for Sharing Metadata Between Multiple Data Marts Through Object References.” The complaint seeks relief in the form of an injunction, unspecified damages and an award of treble damages. The Company believes that it has meritorious defenses to the claims against it and intends to defend itself vigorously. The potential costs associated with an adverse outcome of this matter cannot be reasonably estimated at this time. This case is set to proceed to trial on August 16, 2004.

On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on the Company’s United States Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. The Company’s complaint requests that the defendant be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On July 23, 2003 the Company filed its opposition to MicroStrategy’s motion. On August 29, 2003, the Court ruled that the Company’s patent is not infringed and dismissed the case. On September 12, 2003, the Company filed its motion to vacate the Court’s judgment. On October 7, 2003, the Court denied the motion to vacate. The Company has appealed the Court’s judgment to the Federal Circuit.

On October 30, 2001, an action for alleged patent infringement was filed in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas, by MicroStrategy. The complaint initially alleged that the Company’s software products, BusinessObjects Broadcast Agent, BusinessObjects Infoview and BusinessObjects Broadcast Agent Publisher, infringe MicroStrategy’s United States Patent No. 6,279,033 entitled “System and Method for Asynchronous Control of Report Generation Using a Network Interface” and United States Patent No. 6,260,050 entitled “System and Method of Adapting Automatic Output of Service Related OLAP Reports to Disparate Output Devices.” In January 2002, the Company filed petitions for Reexamination of the patents by the United States Patent and Trademark Office (“USPTO”). The petitions as to both patents were granted in April 2002. Based on the USPTO action, the District Court stayed proceedings on the patent claims pending the completion of the reexaminations. On July 3, 2003, the USPTO issued a Notice of Intent to Issue a Reexamination Certificate in connection with the reexamination of patent No. 6,260,050, indicating the claims of this patent are patentable as originally issued. The Court has lifted the stay and the patent claim is to be tried on April 12, 2004. MicroStrategy has indicated it will abandon its claim against the Company under MicroStrategy’s patent No. 6,279,033. It is the Company’s current assessment that its products do not infringe Microstrategy’s patents and the Company believes that the likelihood that this claim will be material is remote.

In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortuous interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002, the District Judge granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and damages claim for tortious interference with contractual relations started on October 20, 2003. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its ex-employees. The Court has yet to decide MicroStrategy’s remaining claim for injunctive relief that the Company misappropriated its trade secrets. The Court has previously ruled that MicroStrategy is not entitled to monetary damages on its misappropriation of trade secrets claim.

The Company is also involved in various other legal proceedings in the ordinary course of business and none are believed to be material to its financial condition and results of operations.

10. Business Restructuring Charge

During the quarter ended June 30, 2002, the Company implemented a restructuring plan to eliminate 50 positions in the Company’s European field operations in order to better align its revenue and cost structure in Europe in response to the region’s overall weak IT spending environment. In addition, the Company eliminated excess office space in France, Italy, Spain and Switzerland. Implementation of the plan resulted in restructuring charges to earnings totaling $3,756,000 for severance and other employee termination benefits and costs associated with exiting facilities, representing the excess of lease costs over anticipated sublease income.

During the quarter ended December 31, 2002 the Company adopted an additional restructuring plan to eliminate an additional 4 positions as part of its ongoing measures to better align operating expenses with revenues. Implementation of this plan resulted in restructuring charges to earnings totaling $725,000 for severance and other employee termination benefits.

The Company had completed the implementation of both restructuring plans as of September 30, 2003. The remaining $513,000 restructuring accrual relates to estimated remaining payments to terminated employees who have initiated legal action against the Company. The Company does not expect a resolution in these lawsuits until at least the fourth quarter of 2004.

The following table summarizes the Company’s accrued restructuring costs at September 30, 2003 (in thousands):

	Severance and Other Employee Termination Benefits	Estimated Cost of Excess Office Space	Total
Balance at December 31, 2002	$1,220	$153	$1,373
Adjustments to the original plan	(26)	—	(26)
Cash payments during the first quarter of 2003	(756)	(74)	(830)
Impact of foreign currency exchange rates on translation of accrual	145	6	151

Balance at March 31, 2003	583	85	668

Adjustments to the original plan	(37)	—	(37)
Cash payments during the second quarter of 2003	(59)	(93)	(152)
Impact of foreign currency exchange rates on translation of accrual	30	8	38

Balance at June 30, 2003	517	—	517

Impact of foreign currency exchange rates on translation of accrual	(4)	—	(4)

Balance at September 30, 2003	$513	$—	$513

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

The restructuring liability consisted primarily of severance, other employee benefits and costs of vacating duplicate facilities. The severance and other employee benefits related to the planned termination of approximately 50 employees worldwide. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the write-down of excess equipment. The charge for the write-down of excess equipment was $1,220,000. The charge for lease abandonment was $7,926,000, representing total future minimum lease payments due through 2007, net of projected sublease income of $4,188,000 for Acta’s Mountain View, California headquarters and other smaller European offices.

The balance of the accrued restructuring charges was capitalized as a cost of acquisition and at September 30, 2003 was as follows (in thousands):

	Employee Severance and Other Related Benefits	Leasehold Abandonment and Write-off of Property and Equipment	Total
Balance at December 31, 2002	$—	$6,818	$6,818

Cash payments during the first quarter of 2003	—	(603)	(603)

Balance at March 31, 2003	—	6,215	6,215

Cash payments during the second quarter of 2003	—	(754)	(754)

Balance at June 30, 2003	—	5,461	5,461

Net cash payments during the third quarter of 2003	—	(2,022)	(2,022)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2,741)	(2,741)

Balance at September 30, 2003	$—	$698	$698

During the third quarter of 2003 the restructuring accrual was reduced by cash payments of $2,022,000, including a $1,671,000 payment to terminate the lease for Acta’s Mountain View, California facility through an action by the Santa Clara Valley Transportation Authority (VTA) to take the property by eminent domain, and $351,000 in regular lease payments in the U.S. and the United Kingdom (U.K.), net of returned deposits. Upon termination of the lease, the remaining $2,741,000 accrual related to the Mountain View facility, was reversed as an adjustment to goodwill.

The remaining accrual of $698,000 at Septermber 30, 2003 is for estimated future minimum lease payments for Acta’s U.K. facility which includes payments until 2005.

11. Classification of Notes and Escrows Payable and Restricted Cash

During the nine months ended September 30, 2003, $9,728,000 in notes payable were reclassified as current, from long-term, as they will become due in the first quarter of 2004 subject to indemnification obligations. The related restricted cash, plus $526,000 in cash on deposit for bonuses to be paid to Acta employees was also reclassified as current from long-term during the nine months ended September 30, 2003. In April 2003, the Company paid $833,000 in notes issued in connection with the purchase of OLAP@Work in April 2000 and released a corresponding amount of restricted cash.

12. Goodwill and Other Intangible Assets

In June 2003, the Company performed the required annual impairment test for goodwill and concluded that no impairment existed. The test consisted of a comparison of the fair value of the consolidated Company with its carrying amount including the goodwill. The fair value of the reporting unit was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed a cash flow period of five years, long-term annual growth rates of 8% to 10%, a discount rate of 35% and terminal value growth rates of 1.5%. Based on the analysis, the Company determined that the fair value was in excess of the carrying amount of the consolidated Company.

The Company reduced the carrying value of Acta goodwill by $2,741,000 in the third quarter of 2003 to reflect a change in estimate of the future minimum lease payments for its Mountain View, California facility as the lease was terminated early through an action by the Santa Clara Valley Transportation Authority to take the site by eminent domain as described in note 10.

The change in the carrying amount of net goodwill was as follows (in thousands):

For the Nine Months Ended September 30, 2003
Beginning balance	$75,416
Impact of foreign currency fluctuations on goodwill	289
Reduction in carrying value of Acta goodwill related to savings from early termination of lease	(2,741)

Ending balance	$72,964

Other intangible assets, at cost, consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Employment contracts	$7,434	$7,434
Developed technology	9,591	9,591
Maintenance contracts	2,700	2,700

Total other intangible assets	19,725	19,725
Accumulated amortization	(10,987)	(8,915)

Other intangible assets, net	$8,738	$10,810

The aggregate intangible amortization expense was $667,656 and $835,614 for the three months ended September 30, 2003 and 2002. Employment contracts are amortized over periods ranging from one to three years. Developed technology and maintenance contracts are amortized over five years. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

The estimated amortization expense for the next five years is as follows (in thousands):

Remainder of 2003	$668
2004	$2,386
2005	$2,386
2006	$2,386
2007	$912

13. Stock Based Compensation Plans

The Company issues stock options or share warrants to its employees and outside directors and provides employees the right to purchase its stock pursuant to shareholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income for the three and nine months ended September 30, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table sets forth the effect on net income and earnings per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under Statement 123, as amended by Statement 148 (in thousands, except per share and ADS data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$10,827	$4,868	$31,167	$27,767
Less: Total stock-based employee compensation expense determined by the fair value method, net of related tax benefits of $4,338 and $5,323 for the three months ended September 30, 2003 and 2002, respectively and $11,620 and $14,578 for the nine months ended September 30, 2003 and 2002, respectively	(7,078)	(8,685)	(18,960)	(23,785)

Pro forma net income	$3,749	$(3,817)	$12,207	$3,982

Earnings per share and ADS:
Basic-as reported	$0.17	$0.08	$0.49	$0.45
Basic-pro forma	$0.06	$(0.06)	$0.19	$0.06
Diluted-as reported	$0.17	$0.08	$0.48	$0.43
Dilued-proforma	$0.06	$(0.06)	$0.19	$0.06

Pro forma information regarding net income and net income per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming no dividends, risk-free weighted average interest rates of 2.44% and 2.41%, for the third quarter of 2003 and 2002, respectively, and for the year to date calculations 1.75% and 3.80% for the second quarters of 2003 and 2002 and 1.98% and 3.56% for the first quarters of 2003 and 2002, respectively. A weighted average expected option life of 6 months and 3 years was used for options granted under Employee Stock Purchase Plans and Stock Options Plans, respectively. The volatility factor of the expected market price of the Company’s ordinary shares was assumed to be 73.36% and 70.58% for the third quarter of 2003, and 2002, respectively and for the year to date calculations, 75.40% and 70.58% for the second quarters of 2003 and 2002, and 77.77% and 70.58% for the first quarters of

2003 and 2002, respectively. The tax benefit was calculated on the total pro forma stock-based employee compensation expense at the Company’s effective tax rate of 38% for the third quarter and first three quarters of 2003 and 2002. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the ability to use it, the actual tax benefit could vary materially from this estimate. If the Company were to receive no tax benefit, pro forma basic earnings per share would have been $(0.01) and $(0.15) for the third quarter of 2003 and 2002, respectively, and $0.01 and $(0.17) for the first three quarters of 2003 and 2002, respectively. Pro forma diluted earnings per share would have been $(0.01) and $(0.14) for the third quarters of 2003 and 2002 respectively, and $0.01 and $(0.17) for the first three quarters of 2003 and 2002, respectively.

For purposes of required pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The weighted average fair value calculated under FAS 123 for stock options granted during the third quarter of 2003 and 2002 was $12.39 and $7.29 per share, respectively. The weighted-average fair value of shares purchased under employee stock purchase plans during the third quarter of 2003 and 2002 was $4.59 and $8.38, respectively.

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

The new options granted under the International offer retained the vesting schedule of the old options they replaced. The new options granted under the French offer retained substantially the same vesting schedule as the old options, except that the new options do not become exercisable until one year following the date of grant of the new options.

The programs were not available to: (i) the Company’s officers who are also members of the Company’s board of directors; (ii) former employees and (iii) any of the Company’s employees resident in Sweden and Switzerland.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2003.

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

The Company has entered into certain real estate leases that require the Company to indemnify property owners against certain environmental and other liabilities and other claims.

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

The Company’s effective tax rate was 38% for all periods presented. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

17.	Recent Pronouncements

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to noncontrolling interests in limited-life subsidiaries. The FASB decided to defer the application of Statement 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of Statement 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

18.	Plan of Merger

Under the terms of an agreement and plan of merger, dated as of July 18, 2003, as amended on August 29, 2003, by and among the Company, Borg Merger Sub I, Inc., Business Objects Americas (as assignee of Borg Merger Sub II, Inc.), Borg Merger Sub III, Inc., Seagate Software (Cayman) Holdings Corporation (as successor to Seagate Software (Cayman) Holdings) (“Holdings”) and Crystal Decisions, Inc. (“Crystal Decisions”), the Company will acquire Crystal Decisions in a transaction in which, in immediate succession, (i) Borg Merger Sub I will merge with and into Holdings, (ii) the surviving corporation of the first Holdings merger will merge with and into Business Objects Americas, (iii) Borg Merger Sub III will merge with and into Crystal Decisions, and (iv) the surviving corporation of the first Crystal Decisions merger will merge with and into Business Objects Americas. As a result of these mergers, each of Crystal Decisions and Holdings will cease to exist as a separate corporation, and the surviving corporation will be Business Objects Americas, which will continue to be a wholly-owned subsidiary of the Company.

Under the terms of the merger agreement, upon consummation of the transaction, holders of common stock of Crystal Decisions (other than Holdings and other than Crystal Decisions stockholders who exercise appraisal rights under Delaware law) and holders of common stock of Holdings, issued and outstanding immediately prior to the consummation of the transaction, will receive a proportionate amount of $300,000,000 in cash and a number of newly issued American Depositary shares (“ADSs”) of the Company, each ADS representing one ordinary share of the Company (or, at the election of any such stockholder, ordinary shares of the Company) based on a formula which is set forth in the merger agreement. The formula allocates 26,455,673 Company shares based on the number of shares of Crystal Decisions common stock and the value of Crystal Decisions stock options at the time of closing. The amount of cash and number of Company shares will be adjusted upward based on the total value of any cash received by Crystal Decisions from the exercise of stock options between the execution of the merger agreement and the closing. In addition, certain Crystal Decisions stock options will be converted into options to acquire Company ADSs having a per option value equivalent to the cash and Company shares to be received per share by holders of Crystal Decisions common stock. The exact amount of cash and number of Company shares that Holdings and Crystal Decisions stockholders will be entitled to receive in the transaction will depend on:

•	the number of shares of Crystal Decisions common stock and stock options outstanding as of the closing of the transaction;

•	the aggregate cash proceeds that Crystal Decisions receives from option exercises between July 18, 2003 and the closing of the transaction; and

•	the average closing prices for Company ADSs on the Nasdaq National Market for the 10 trading days ending on the third trading day prior to the closing of the transaction.

As a result, the Company is not able to determine the amounts such stockholders will receive at this time. The Company intends to issue a press release containing the final merger consideration amounts on the second business day prior to the closing of the transaction.

The transaction is conditioned upon, among other things, (i) the approval of the shareholders of Business Objects and (ii) other customary conditions.

The parties currently expect the transaction to close in the fourth quarter of 2003; although, there can be no assurances that the transaction will close in that time period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and its industry, including statements related to the expected closing date for the pending acquisition of Crystal Decisions and the demand for business intelligence software and services. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including the importance of business intelligence in the business intelligence tools, data integration, and analytic applications markets, delays in the anticipated closing date of the pending Crystal Decisions acquisition, and the risk that the acquisition is not consummated for any reason. For a more complete discussion of these and other risk factors that could cause actual results to differ materially from those indicated in these forward-looking statements see the discussion under the “Risk Factors” section and elsewhere in this Form 10-Q. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Business Objects’ financial condition and results of operations are discussed within the context of its:

I.	Business Environment;

II.	Results of Operations;

III.	Liquidity and Capital Resources;

IV.	The Potential Impact of Known Facts and Uncertainties on Future Operating Results, Cash Flows and Financial Position; and

V.	Critical Accounting Policies.

In the accompanying discussion and analysis, the period “third quarter” refers to the three months ended September 30, 2003 and the period “year to date” refers to the nine months ended September 30, 2003. All analyses compare 2003 third quarter results with the third quarter of 2002 and 2003 year to date results with the first three quarters of 2002, unless otherwise indicated.

Business Objects’ financial results should be interpreted with an understanding of its critical accounting policies, including the significant estimates and assumptions used to prepare its consolidated financial statements. The application of Business Objects’ critical accounting policies is discussed on page 41 of this discussion and analysis.

I.	Business Environment

Business Objects has operated in difficult economic conditions since 2001 due to a slowdown of the worldwide economy and subsequent reduced spending on information technology (IT). However, during the economic downturn the business intelligence market performed better than the general market for information technology because business intelligence helps organizations perform more efficiently and requires a relatively low investment compared with some other technologies; two factors that are particularly attractive to customers during difficult economic periods.

The Company expects that demand for business intelligence software and services will continue to grow as the market evolves from an emerging technology to a mainstream technology. However, this same market evolution is attracting larger vendors to the business intelligence market, making it more competitive.

Key business drivers during 2003 include Enterprise 6, a new product version released in the second quarter of 2003, and growth in software license update and support (maintenance) and consulting revenue as discussed under the section Results of Operations below.

In the second quarter of 2003 we agreed to purchase Crystal Decisions to strengthen our competitive position in the business intelligence market. We expect the transaction to close in the fourth quarter of 2003, however this is subject to shareholder approval and other conditions explained in note 18 of the condensed consolidated financial statements.

II. Results of Operations

II A. Third Quarter of 2003 Compared with Third Quarter of 2002

Net Income

Diluted earnings per share and ADS (EPS) grew by $0.09 to $0.17 per share and ADS on net income of $10.8 million. The $6.0 million increase in net income compared with the third quarter of 2002 was primarily due to an $8.8 million increase in operating income reduced by a $2.8 million increase in the provision for income taxes and interest and other income, net.

Operating Income

Components of Operating Income (in Millions of U.S. Dollars)

	For the Third Quarter of		Change	Change Using Constant FX Rates
	2003	2002
Revenue	$129.1	$109.9	$19.2	$12.2
Cost of revenues	22.7	18.8	3.9	2.8
Operating expenses	93.0	86.5	6.5	0.9

Operating income	$13.4	$4.6	$8.8	$8.5

Operating income increased by $8.8 million compared with the third quarter of 2002 primarily due to revenue growth in local currencies and relatively stable operating expenses in local currencies.

While changes in foreign exchange rates contributed to higher revenues and expenses in U.S. dollars, the net impact was only $0.3 million on operating income. However, any future changes in our mix of foreign denominated revenues or expenses could have a greater foreign exchange impact on operating income.

Revenue Mix

While both net license fees and services grew during the third quarter, services continued to represent an increasing portion of total revenue as the dollar growth in services exceeded the dollar growth in license fees.

Revenue Mix (in Millions of U.S. Dollars)

	For the Third Quarter of		$ Change	% Change
	2003	2002
Revenues:
Net license fees	$58.0	$53.7	$4.3	8%
Services	71.1	56.1	14.9	27%

Total revenues	$129.1	$109.9	$19.2	18%

Net License Fees

Net license fees increased by 8% compared with the third quarter of 2002, representing positive local currency growth as well as favorable changes in foreign currency exchange rates. Growth in enterprise analytic applications and data integration licenses drove total net license revenue growth while business intelligence platform license fees were relatively consistent with the prior year period.

License Fees by Product Family (in Millions of U.S. Dollars)

	For the Third Quarter of		$ Change	% Change
	2003	2002
Net license fees:
Business intelligence platform	$48.4	$48.8	$(0.4)	-1%
Enterprise analytic applications	5.7	3.8	1.9	50%
Data integration	3.9	1.1	2.8	248%

Total net license fees	$58.0	$53.7	$4.3	8%

Data integration license fees increased 248% compared with the third quarter of 2002 primarily due to a full quarter of revenue in the third quarter of 2003 compared with a partial quarter of revenue in 2002 as we acquired the data integration product family through our acquisition of Acta midway through the third quarter of 2002, and the launch of an improved version of Business Objects Data Integrator.

Enterprise analytic applications license fees increased 50% compared with the third quarter of 2002 primarily due to the launch of new products to target the market for enterprise performance management (EPM) software; and increased demand for prepackaged analytic application modules.

Business intelligence platform license fees remained flat compared with the third quarter of 2002, as the impact of difficult economic conditions were offset by the positive impact of a newer version of our product released in the second quarter of 2003 and favorable changes in foreign exchange rates.

Services Revenues

Services revenues grew 27% due to growth in both software license updates and support (maintenance) revenues and growth in professional services revenues.

Services Revenue Growth (in Millions of U.S. Dollars)

	For the Third Quarter of		$ Change	% Change
	2003	2002
Service revenues:
Software license updates and support	$53.1	$40.1	$13.0	32%
Professional services and other	18.0	16.0	2.0	12%

Total service revenues	$71.1	$56.1	$14.9	27%

The increase in software license updates and support (maintenance) revenues was primarily due to the continued expansion of our installed customer base in addition to the renewal of existing maintenance contracts and favorable changes in foreign exchange rates. As increases in our installed base are driven by sales of software licenses, changes to the growth rate of license fees could impact the future growth rate of maintenance revenues.

The increase in professional services revenue was primarily due to our strategy to build long-term client relationships and identify problems and provide our clients with solutions using our products.

Revenue by Geography

Revenue Growth by Geography (in Millions of U.S. Dollars)

	For the Third Quarter of		$ Change	% Change
	2003	2002
Americas	$55.3	$50.4	$4.9	10%
Europe	63.3	52.0	11.3	22%
Asia Pacific and Japan	10.5	7.5	3.0	40%

	$129.1	$109.9	$19.2	18%

Total revenue increased in all major geographies led by Europe with 22% growth in U.S. dollars in the third quarter of 2003, accounting for 59% of total dollar growth. While European revenue benefited greatly from favorable changes in foreign currency exchange rates, it also grew in euros for the second consecutive quarter.

Cost of Revenues

Cost of Revenues (as a Percentage of Related Revenues)

	For the Third Quarter of		Change in % of Revenue
	2003	2002
Cost of revenues:
Net license fees	2%	1%	1%
Services	30%	32%	-2%
Total cost of revenues	18%	17%	1%

Cost of net license fees increased by one percentage point primarily due to the amortization of developed technology acquired through the acquisition of Acta which was completed in the third quarter of 2002.

Cost of services revenues decreased by two percentage points as we better utilized our existing capacity to drive higher levels of revenue and because higher margin maintenance revenue represented a larger percentage of total services revenue.

Operating Expenses

Sales and Marketing Expense

Change in Sales and Marketing Expense (in Millions of U.S. Dollars)

	For the Third Quarter of		Change	% Change
	2003	2002
Sales and marketing	$60.0	$56.1	$3.9	7%
% of revenue	46%	51%	-5%

The increase in sales and marketing expense was primarily due to fluctuations in foreign currency exchange rates as a significant portion of our sales and marketing expenses are denominated in foreign currencies.

The decrease as a percentage of revenues was primarily because sales and marketing expense remained relatively flat in local currency while revenues grew and sales and marketing expenses were impacted less by changes in foreign currency exchange rates than total revenues.

Research and Development Expense

Change in Research and Development Expense (in Millions of U.S. Dollars)

	For the Third Quarter of		Change	% Change
	2003	2002
Research and development	$22.9	$20.3	$2.6	13%
% of revenue	18%	18%	0%

The dollar increase of $2.6 million was primarily due to fluctuations in foreign currency exchange rates as the majority of our research and development expenses were incurred in euros. Research and development expenses as a percentage of revenues remained relatively constant compared with the third quarter of 2002 because research and development expenses and total revenues were impacted by changes in foreign exchange rates by approximately the same percentage as our research and development expenses are primarily incurred in foreign currencies.

Change in General and Administrative Expense (in Millions of U.S. Dollars)

	For the Third Quarter of		Change	% Change
	2003	2002
General and administrative	$10.2	$8.1	$2.1	25%
% of revenue	8%	7%	1%

General and administrative expenses increased as a percentage of revenues primarily due to integration planning expenses incurred related to the Company’s planned acquisition of Crystal Decisions in the fourth quarter of 2003.

Acquired In-Process Technology Expense

A one time charge of $2.0 million was incurred to write-off in-process technology acquired from Acta in the third quarter of 2002.

Non Operating Expenses

Interest and Other Income, Net

Composition of Interest and Other Income, Net (in Millions of U.S. Dollars)

	For the Third Quarter of		$ Change	% Change
	2003	2002
Net interest income	$2.2	$2.3	$(0.1)	-5%
Net foreign exchange gains (losses)	0.1	(0.2)	0.3	-150%
Patent infringement settlement income, net of litigation expenses	1.8	2.3	(0.5)	-22%

Interest and other income, net	$4.1	$4.4	$(0.3)	-7%

Interest and other income, net decreased primarily because we recognized the last payment from the Brio Software Inc. (Brio) patent infringement settlement in the third quarter of 2002. As of September 30, 2002 the Brio settlement was paid in full.

In the third quarter of 2003 and 2002 we received and recognized payments of $1.75 million from Cognos Corporation in accordance with a May 2002 agreement to settle our patent infringement lawsuit against Cognos, Inc. and Cognos Corporation (collectively, Cognos). As of September 30, 2003, $6.25 million remained to be paid under the agreement, payable in three quarterly installments of $1.75 million. Our agreement with Cognos is explained in greater detail in our Form 10-K for the year ended December 31, 2002.

Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments over the next three quarters, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, we are recognizing the remaining settlement as other income once the amounts become due.

Income Tax Expense

Our effective tax rate was 38%. The $2.3 million increase in income tax expense was due to higher income in the third quarter of 2003 compared with the third quarter of 2002. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

II B. First Three Quarters of 2003 Compared with First Three Quarters 2002

Net Income

Diluted earnings per share and ADS (EPS) increased by $0.05 to $0.48 per share and ADS on net income of $31.2 million. The $3.4 million increase in net income compared with the first three quarters of 2002 was primarily due to an $8.2 million increase in operating income and a $4.8 million decrease in the provision for income taxes and interest and other income, net.

Components of Operating Income (in Millions of U.S. Dollars)

	For the First Three Quarters of		Actual	Constant FX
	2003	2002	Change	Change
Revenue	$376.6	$328.6	$48.0	$20.0
Cost of revenues	65.1	54.5	10.6	6.0
Operating expenses	272.6	243.4	29.2	6.0

Operating income	$38.9	$30.7	$8.2	$8.0

Operating income increased by $8.2 million compared with the first three quarters of 2002, primarily due to services revenue growth in local currencies offset partially by an increase in operating expenses in local currencies, primarily due to Acta research and development employees who joined Business Objects in August of 2002; approximately $1.5 million in integration planning expenses incurred related to the pending acquisition of Crystal Decisions in the fourth quarter of 2003; and increased general and administrative employee related costs, offset by no restructuring expenses year to date compared with $3.8 million in restructuring expenses in the second quarter of 2002.

While changes in foreign exchange rates contributed to higher revenues and expenses in U.S. dollars, the net impact was only $0.2 million on operating income. However, any changes in our mix of foreign denominated revenues or expenses could have a greater impact on operating income.

Revenue

Revenue Mix

Service revenues increased as a percentage of total revenues compared with the first three quarters of 2002, as services revenue increased 9% while net license fees decreased by 1%.

Revenue Mix (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002	$ Change	% Change
Revenues:
Net license fees	$177.0	$177.8	$(0.8)	0%
Services	199.6	150.8	48.8	32%

Total revenues	$376.6	$328.6	$48.0	15%

Net License Fees

Net license fees remained relatively constant compared with the first three quarters of 2002 as year over year increases in revenue in the second and third quarters of 2003 was offset by a year over year decline in revenue in the first quarter of 2003.

License Fees by Product Family (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002	$ Change	% Change
Net license fees:
Enterprise analytic applications	$18.2	$11.8	$6.4	54%
Data integration	8.6	1.2	7.4	617%
Business intelligence platform	150.2	164.8	(14.6)	-9%

Total net license fees	$177.0	$177.8	$(0.8)	0%

Data integration license fees grew 617% as the products were acquired through the acquisition of Acta at the end of the third quarter of 2002. Therefore, data integration revenue was lower than normal in the third quarter of 2002.

Enterprise analytic applications license fees increased 54% primarily because of the launch of new products to target the growing market for enterprise performance management (EPM) software, and increased demand for prepackaged analytic application modules.

Business intelligence platform license fees decreased year to date primarily due to difficult economic conditions and an aging product line that was updated in the second quarter of 2003.

Services Revenues

Services revenues increased 32% compared with the first three quarters of 2002 due to growth in both software license updates and support (maintenance) revenues and increases in professional services revenues.

Services Revenue Growth (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002	$ Change	% Change
Service revenues:
Software license updates and support	$147.5	$106.6	$40.9	38%
Professional services and other	52.1	44.2	7.9	18%

Total service revenues	$199.6	$150.8	$48.8	32%

The increase in software license updates and support (maintenance) revenues was primarily due to the continued expansion of our installed customer base, a greater percentage of customers renewing maintenance contracts and favorable changes in foreign exchange rates. As increases in our installed base are driven by sales of software licenses, changes to the growth rate of license fees could impact the future growth rate of maintenance revenues.

The increase in professional services revenue was primarily due to our strategy to build long-term client relationships and identify problems and provide our clients with solutions to those clients using our products. To a lesser extent, professional services increased due to favorable changes in foreign currency exchange rates.

Revenue by Geography

Revenue Growth by Geography (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002	Change	% Change
Americas	$163.7	$158.9	$4.8	3%
Europe	184.1	148.0	36.1	24%
Rest of world	28.8	21.7	7.1	33%

	$376.6	$328.6	$48.0	15%

Total revenue increased in all major geographies led by Europe with 24% growth. While European revenue benefited greatly from favorable changes in foreign currency exchange rates, European revenue grew in euros for in the second consecutive quarter showing improvement, even in difficult economic times.

Cost of Revenues

Cost of Revenues (as a Percentage of Related Revenues)

	For the First Three Quarters of
	2003	2002	Change
Cost of revenues:
Net license fees	2%	1%	1%
Services	31%	35%	-4%
Total cost of revenues	17%	17%	0%

Cost of net license fees increased by one percentage point primarily due to the amortization of developed technology acquired through the acquisition of Acta which was completed in the third quarter of 2002.

Cost of services revenues decreased by four percentage points as we better utilized our existing capacity to drive higher levels of revenue and because higher margin maintenance revenue represented a larger percentage of total services revenue.

Operating Expenses

Sales and Marketing Expense

Change in Sales and Marketing Expense (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002	Change	% Change
Sales and marketing	$174.7	$162.9	$11.8	7%
% of revenue	46%	50%	-3%

The increase in sales and marketing expenses was primarily due to fluctuations in foreign currency exchange rates as a significant portion of our sales and marketing expenses are denominated in foreign currencies.

The decrease as a percentage of revenues was primarily because sales and marketing expenses were impacted less by changes in foreign currency exchange rates than total revenues were.

Research and Development Expense

Change in Research and Development Expense (in Millions of U.S. Dollars)

	For the First Three Quarters of		Change	% Change
	2003	2002
Research and development	$69.0	$53.3	$15.7	29%
% of revenue	18%	16%	2%

The increase was primarily due to fluctuations in foreign currency exchange rates as the majority of our research and development expenses were incurred in euros and to expenses related to Acta research and development employees who joined Business Objects in August of 2002.

General and Administrative Expense

Change in General and Administrative Expense (in Millions of U.S. Dollars)

	For the First Three Quarters of		Change	%Change
	2003	2002
General and administrative	$29.0	$21.5	$7.5	35%
% of revenue	8%	7%	1%

General and administrative expenses increased as a percentage of revenues primarily due to increased employee related costs and integration planning expenses related to the Company’s planned acquisition of Crystal Decisions in the fourth quarter of 2003.

Acquired In-Process Research and Development Expense

A one time charge of $2.0 million was incurred to write-off in-process technology acquired from Acta in the third quarter of 2002.

Restructuring Expense

There were no restructuring expenses year to date compared with $3.8 million in restructuring expenses in the second quarter of 2002.

Interest and Other Income, Net

Composition of Interest and Other Income, Net (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002	Change	% Change
Net interest income	$6.3	$5.9	$0.4	7%
Net foreign exchange gains (losses)	(0.2)	(0.8)	0.6	-75%
Patent infringement settlement income, net of litigation expenses	5.3	10.2	(4.9)	-48%

Interest and other income, net	$11.4	$15.3	$(3.9)	-25%

Interest and other income, net decreased primarily because of a decrease in patent infringement income as shown below:

Composition of Patent Infringement Settlement Income (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002	Change
Income from Cognos for one time payment for past use	$—	$10.0	$(10.0)
Quarterly Cognos payments	5.3	1.8	3.5
Brio payments	—	1.5	(1.5)
Related legal expenses	—	(3.1)	3.1

	$5.3	$10.2	$(4.9)

Year to date Business Objects received and recognized three quarterly payments of $1.75 million from Cognos in accordance with the May 2002 agreement to settle our patent infringement lawsuit against Cognos. As of September 30, 2003 $6.25 million remained to be paid under the agreement, payable in three quarterly installments of $1.75 million. Our agreement with Cognos is explained in greater detail in our Form 10-K for the year ended December 31, 2002.

In the second quarter of 2002 Business Objects recognized a one time $10.0 million payment from Cognos for past use of our technology in 2002 and in the third quarter of 2002, recognized the first of 8 quarterly payments of $1.75 million. In addition, the company recognized the last payment from the Brio Software Inc. (Brio) patent infringement settlement in the third quarter of 2002. As of September 30, 2002 the Brio settlement was paid in full.

Income Taxes

Our effective tax rate was 38%. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

III. Liquidity and Capital Resources

Cash Flows

Our principal source of liquidity is our operating cash flow.

Cash Flow (in Millions of U.S. Dollars)

	For the First Three Quarters of
	2003	2002
Operating cash flow	$67.4	$58.0
Net increase in cash and cash equivalents and short-term investments	99.3	25.9

Business Objects’ year to date operating cash flow was primarily provided by net income before non cash charges, increases in deferred revenue, and collections of accounts receivable. Deferred revenue increased since December 31, 2002 primarily due to a growing installed customer base that generally pays in advance for maintenance services that are recognized as revenue ratably over a 12 month period as the services are performed. In addition, our cash was positively impacted by changes in foreign currency exchange rates.

	For the First Three Quarters of
	2003	2002
Effect of foreign exchange rate changes on cash and cash equivalents	$18.6	$22.8

Cash and Short-Term Investments (in Millions of U.S. Dollars)

	As of December 31,
	2003	2002
Ending cash, cash equivalents and short-term investments	$379.9	$280.6

In the past our operations have funded themselves and we have, at times, used our cash resources to finance business acquisitions as we did in the third quarter of 2002 when we used $62.5 million in cash to purchase Acta.

Future Liquidity Requirements

We expect to pay approximately $300.0 million in cash in the fourth quarter of 2003 as part of the combined cash and stock price to purchase Crystal Decisions, pending shareholder and other customary closing conditions. Based on our cash forecasts we believe that our existing cash and short-term investments, the cash and short-term investments of Crystal Decisions and cash generated from operations will be sufficient to meet our consolidated cash requirements in the foreseeable future. However, as we hold cash in various legal entities and currencies we expect to seek short-term lines of credit in the future to support effective cash management practices.

IV. The Potential Impact of Known Facts or Uncertainties on Future Operating Results, Cash Flows and Financial Position

The following could have a material impact on our future operating results and financial condition:

•	Pending acquisition of Crystal Decisions;

•	Risk factors related to the pending acquisition of Crystal Decisions, our business and our industry; and

•	Recently issued accounting standards.

Acquisition Activity

If the acquisition of Crystal Decisions occurs in the fourth quarter of 2003 as we expect, we will incur one time and ongoing accounting charges related to the accounting of the acquisition. In addition, charges are likely to be incurred to restructure and integrate the combined company’s operations which could have a material impact on the Company’s results of operations, cash flows and financial position.

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

Risks related to our pending acquisition of Crystal Decisions

The announcement of the transaction could have an adverse effect on our revenues and profitability in the near term if customers delay, defer or cancel purchases pending completion of the transaction.

In response to the announcement of the transaction, our customers may seek to cancel existing purchases or delay or defer purchasing decisions which could have an adverse effect on our business, regardless of whether the transaction is ultimately completed. In particular, prospective customers could be reluctant to purchase licenses for our products or services if the customers are uncertain about the strategic direction of the combined company, the continuation of specific product offerings or the willingness of the combined company to support and maintain existing products. Uncertainty created among persons and organizations contemplating purchases of products or services as a result of the announcement of the transaction could cause a significant customer or a significant number of customers to not purchase or to delay purchase decisions pending consummation of the planned transaction, which could have an adverse effect on our results of operations and our quarterly revenues such that they could be substantially below the expectations of market analysts, which could cause a reduction in the analysts’ expectations of our results of operations and the market price of our shares.

Uncertainty regarding the transaction and the effects of the transaction could cause our strategic partners or key employees to make decisions which could adversely affect our business and operations.

Some of our original equipment manufacturers, distributors and other strategic partners could decide to terminate or cancel their existing arrangements, or fail to renew those arrangements as a result of the pending transaction. In addition, key employees may decide to terminate their employment due to the pending transaction and other employees may experience uncertainty about their future with the combined company, which could adversely affect our ability to retain key management, sales, technical and marketing personnel.

Failure to complete the transaction could negatively impact our future business and operations.

Completion of the transaction is subject to the satisfaction or waiver of a number of closing conditions and there can be no assurances that those closing conditions will be satisfied or waived. If the transaction is not completed for any reason, we may be subject to a number of negative consequences, including the following:

•	benefits that we expect to realize from the transaction, such as the enhanced financial and competitive position of the combined company, would not be realized;

•	the price of our shares may decline to the extent that the current market price reflects a market assumption that the transaction will be completed;

•	costs related to the transaction, such as legal, accounting and printing fees, as well as a portion of the financial advisors fees, must be paid even if the transaction is not completed;

•	depending on the reason for termination of the merger agreement, we may be required to pay Crystal Decisions a termination fee of $21 million; and

•	the diversion of management attention from the day-to-day business and the associated disruption to our employees and our relationships with customers and suppliers, during the period that the transaction is pending may make it difficult for us to regain our financial and market position if the transaction does not occur.

If we decide to seek another merger or business combination, there can be no assurance that we will be able to find a suitable partner or be able to negotiate terms similar to those provided for in the merger agreement with Crystal Decisions.

If there is a significant drop in the market price of our shares, the condition to the transaction relating to the treatment of certain mergers in the transaction as “reorganizations” for U.S. tax purposes may not be satisfied, and, as a result, the transaction may not be completed.

Completion of the transaction is conditioned upon the receipt of opinions of counsel to the effect that the mergers involving Seagate Softare (Cayman) Holdings Corporation and the mergers involving Crystal Decisions each will constitute a reorganization within the meaning of section 368(a) of the Internal Revenue Code, and that for U.S. federal income tax purposes, no gain or loss will generally be recognized by a stockholder, except to the extent of the lesser of cash received or gain on the transaction. If the market price of our shares drops significantly, it may be difficult or impossible to satisfy certain requirements under the Internal Revenue Code and applicable regulations, and, therefore, counsel may not be able to provide such opinions.

We expect to incur significant costs in connection with the transaction.

We estimate that direct transaction costs of approximately $14.0 million will be incurred in connection with the transaction, which will be included as part of the total purchase price for financial accounting purposes. For the three months ended October 3, 2003, Crystal Decisions incurred $4.8 million of expenses related to the transaction. In addition, because Crystal Decisions has elected to proceed with the transaction in lieu of its previously announced initial public offering, Crystal Decisions expensed approximately $3.5 million of legal, accounting and financial advisor fees associated with the initial public offering that would not have otherwise been recorded as current expenses.

In the quarter in which the transaction is completed or in the following quarters, the combined company may incur charges to operations, such as costs associated with integrating the Crystal Decisions business with our business, which currently cannot be reasonably estimated. We cannot provide any assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the transaction.

Provisions of the merger agreement may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our shareholders.

The merger agreement prohibits us, subject to certain limited exceptions, from soliciting or encouraging any discussions regarding a proposal to enter into any business combination, such as a merger, that would result in a change of control of us or a sale of all or substantially all of our shares or assets, if any such business combination would be reasonably likely to adversely affect our ability to consummate the transaction with Crystal Decisions without material delay or require a vote of our shareholders prior to our meeting of shareholders to approve the transaction. These restrictions may discourage other companies from entering into a merger or other business combination with us which might otherwise benefit our shareholders.

Risks Related to Our Business

We target our products to one market and if sales of our products in this market decline, our operating results will be seriously harmed.

We generate substantially all of our revenues from licensing and service fees generated from the sale of our products in the business intelligence software market and we expect to continue to do so in the future. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or otherwise, our operating results would suffer. The United States and Europe are two of the largest geographic markets. We expect that the softening of demand for business intelligence software caused by a weak economy in Europe and economic uncertainties in the United States will continue through at least the quarter ending December 31, 2003.

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

Our development, marketing and distribution strategies rely increasingly on our ability to form long-term strategic relationships with major vendors, many of whom are substantially larger than Business Objects. These business relationships often consist of joint marketing programs or partnerships with original end manufacturer or value added resellers. Although certain aspects of some of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party with us. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies may interfere with our ability to develop, market, sell, or support our products, which in turn could harm our business. Although no one of our resellers accounted for a material percent of our total revenue in 2002, in 2003 one of our largest resellers terminated its co-marketing agreement. This termination did not have a material effect on our results of operations for the second or third quarter of 2003. If one or more of our other largest resellers were to terminate their co-marketing agreement with us it could have a material adverse effect on our business, financial condition and results of operations. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

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

In addition, we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We generate a significant portion of our revenues and expenses in the euro. As a result, our operating results expressed in U.S. dollars have been in the past and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. As of September 30, 2003, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure. The impact of foreign currency exchange rate fluctuations on the results of operations for the third quarter and first three quarters of 2003 and 2002 are discussed in this Management’s Discussion and Analysis under the title “Earnings.”

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

Recently Issued Accounting Standards

See Note 17 to the condensed consolidated financial statements in Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements. We do not believe that either of the pronouncements discussed will have a material impact on the company’s financial position, results of operations or cash flows.

V. Critical Accounting Policies

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See the notes to the Consolidated Financial Statements in Item 8 of our 2002 Form 10-K, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

Our revenue recognition policy, as described in Note 4 to the condensed consolidated financial statements in Item 1 of this Form 10-Q, is significant because revenue is a key component of our results from operations. In addition, revenue recognition determines the timing of certain expenses, such as incentive compensation. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments and estimates affect the application of the revenue policy. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

We maintain an investment portfolio in a variety of financial instruments, including fixed rate corporate bonds, money market instruments, commercial paper and bank certificates of deposit. All of our cash, cash equivalents and short-term investments were classified as available-for-sale and recorded on our balance sheet at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity at September 30, 2003 and 2002.

As of September 30, 2003, some of our short-term investments included fixed-rate corporate bonds. These investments carry a degree of interest rate risk, as the fair market values of fixed-rate securities decline if interest rates rise. Additionally, although the principal portion of our other investments are not subject to interest rate risk, declines in interest rates over time will reduce our interest income. A hypothetical 10% decrease in interest rates would not have had a material effect on our consolidated financial position, earnings or cash flows.

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro, British pounds sterling and the Japanese yen. As a result, our operating results have been in the past and may be in the future, adversely impacted by currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We cannot predict the effect of exchange rate fluctuations upon our future operating results. As of September 30, 2003, we were not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure.

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

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Note 9 in Item 1 of this Form 10-Q contains a summary of the Company’s legal proceedings which is incorporated herein by reference.

Item 4.	Submissions of Matters

None.

Item 6.	Exhibits and Current Reports on Form 8-K

a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of July 18, 2003, by and among Business Objects S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc., Seagate Software (Cayman) Holdings and Crystal Decisions, Inc. (this exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2003 (File No. 000-24720)).

2.2	Assignment, dated as of August 27, 2003, by and between Borg Merger Sub II, Inc. and Business Objects Americas (this exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2003 (File No. 000-24720)).

2.3	First Amendment to Agreement and Plan of Merger, dated as of August 29, 2003, by and among Business Objects S.A., Borg Merger Sub I, Inc., Business Objects Americas (as assignee of Borg Merger Sub II, Inc.), Borg Merger Sub III, Inc., Seagate Software (Cayman) Holdings Corporation and Crystal Decisions, Inc. (this exhibit is incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2003 (File No. 000-24720)).

2.4	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects S.A., New SAC, CB Cayman and certain shareholders of New SAC (this exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 17, 2003 (File No. 000-24720)).

2.5	Support Agreement, dated as of July 18, 2003, by and among Business Objects S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc. and New SAC (this exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 25, 2003 (File No. 000-24720)).

2.6	Company Support Agreement, dated as of July 18, 2003, by and among Business Objects S.A., Borg Merger Sub I, Inc. Borg Merger Sub II, Inc., Borg Merger Sub III, Inc., and Seagate Software (Cayman) Holdings (this exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 25, 2003 (File No. 000-24720)).

2.7	Support Agreement, dated as of October 15, 2003, by and among Business Objects S.A., Borg Merger Sub I, Inc., Borg Merger Sub II, Inc., Borg Merger Sub III, Inc., Business Objects Americas and CB Cayman (this exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 17, 2003 (File No. 000-24720)).

2.8	Form of Voting Agreement by and among Business Objects S.A., Crystal Decisions, Inc. and certain shareholders of Business Objects, Inc. (this exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 25, 2003 (File No. 000-24720)).

4.1	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects S.A. and The Bank of New York (as Depositary and holder from time to time of ADSs issued thereunder) and Exhibit A to the Deposit Agreement (this exhibit is incorporated by reference to the Registrant’s registration statement on Form F-6 filed with the Securities and Exchange Commission on October 15, 2003 (File No. 333-109712)).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

b)	Reports on Form 8-K:

The Company filed or furnished five reports on Form 8-K during its third quarter ended September 30, 2003.

Date Filed or Furnished	Description
July 18, 2003	The company announced preliminary second quarter earnings results.

July 21, 2003	The company announced an agreement to acquire Crystal Decisions

July 25, 2003	The company annonced its agreement and plan of merger to acquire Crystal Decisions.

July 31, 2003	The company announced announced its second quarter earnings results.

September 5, 2003	The company announced an ammendment to its agreement and plan of merger to acquire Crystal Decisions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.

Date: November 14, 2003	By:	/s/ Bernard Liautaud

Bernard Liautaud Chairman of the Board and Chief Executive Officer

Date: November 14, 2003	By:	/s/ James R. Tolonen

James R. Tolonen Chief Financial Officer and Senior Group Vice President