Form 10-K
period 2003-12-31
BUSINESS OBJECTS SA
filed 2004-03-12
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: to

Commission File Number 0-24720

BUSINESS OBJECTS S.A.

(Exact name of registrant as specified in its charter)

The Republic of France	98-0355777
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

157-159 Rue Anatole France, 92300 Levallois-Perret, France

(Address of principal executive offices)

(408) 953-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

American depositary shares, each representing one ordinary share	Nasdaq National Market*
Ordinary shares	Premier Marché — Euronext Paris, France

*	Ordinary shares are not traded in the United States, rather they are deposited with The Bank of New York, as Depositary. Each American depositary share represents one ordinary share.

Securities for which there is a reporting obligation pursuant to Section 15(d)of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No

       As of June 30, 2003, the last business day of our most recently completed second fiscal quarter, there were 64,254,597 ordinary shares of €0.10 nominal value issued (including 27,989,566 American depositary shares, each corresponding to one ordinary share, and 1,067,675 treasury shares). The aggregate market value of our ordinary shares held by non-affiliates, based upon the closing sale price of our American depositary shares on June 30, 2003 as reported on the Nasdaq National Market, was $1,342,335,226. Ordinary shares and American depositary shares held by each of our officers and directors and by each person owning, to our knowledge, 5% or more of our common stock were excluded from the aggregate market value because such persons may be deemed to be affiliates of Business Objects. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

       As of January 31, 2004, the number of issued ordinary shares was 94,987,528, €0.10 nominal value, (including 42,751,336 American depositary shares, each corresponding to one ordinary share, 1,067,675 treasury shares and 5,574,370 shares held by Business Objects Option LLC). As of January 31, 2004, we had issued and outstanding 89,413,158 ordinary shares of €0.10 nominal value (including 37,176,966 American depositary shares, each corresponding to one ordinary share, and 1,067,675 treasury shares). Of the number of issued shares, as of January 31, 2004, 5,574,370 represented shares issued by us to Business Objects Option LLC, our indirectly wholly owned subsidiary. These shares represent shares issuable upon exercise of the options held by former Crystal Decisions optionees. As Business Objects Option LLC is an indirect wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights. In the event any such shares are not needed to satisfy obligations under outstanding stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the options.

Documents Incorporated by Reference

       We have incorporated by reference into Part III of this Form 10-K portions of our Proxy Statement for our 2004 Annual Meeting of Shareholders.

Trademarks

References in this Form 10-K to the “Company,” “Business Objects,” “we,” “our,” and “us” refer to Business Objects S.A. and our consolidated subsidiaries. Business Objects, BusinessObjects, the Business Objects logo, BusinessQuery, BusinessObjects Rapid Marts, BusinessObjects Broadcast Agent, BusinessObjects Set Analyzer, Semantically Dynamic, WebIntelligence, Crystal Decisions, Crystal Enterprise, Crystal Reports, Crystal Analysis, Crystal Applications, and Knowledge Accelerator are trademarks or registered trademarks of Business Objects S.A. in the United States and/or other countries. All other trademarks or trade names referenced in this Form 10-K are the property of their respective owners.

Reporting Currency

All financial information contained in this document is expressed in U.S. dollars, unless otherwise stated.

American Depositary Shares

We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of American depositary shares (“ADSs”). Each ADS represents one ordinary share placed on deposit with The Bank of New York, as depositary (the “Depositary”) and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement (the “Deposit Agreement”) dated September 22, 1994, as amended and restated on May 8, 1996, December 30, 1998 and October 15, 2003, ordinary shares may be deposited with the Paris office of BNP Paribas Securities Services, as custodian (the “Custodian”), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. The form of the Deposit Agreement is incorporated by reference as an exhibit to this Form 10-K.

-i-

BUSINESS OBJECTS S.A.

PART I

      This discussion contains forward-looking statements based on our expectations, assumptions, estimates and projections about Business Objects and our industry as of the filing date of this Form 10-K. These statements include, but are not limited to, statements concerning: our business strategy; our intention to capitalize on the opportunity to lead the market in enterprise reporting; our intention to continue to integrate the operations of Crystal Decisions, Inc. (“Crystal Decisions”) with ours; and our belief that the likelihood that certain litigation will not have material and adverse effect on our results of operations and financial condition. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section captioned “Factors Affecting Future Operating Results” and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.     Description of Business

Our Company

       Business Objects is a leading worldwide provider of Business Intelligence solutions, which we refer to in this document as “Business Intelligence.” We develop, market and distribute software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise to make better, more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create new queries or reports, access catalogs of reports and do simple or complex analysis of data. Instead of struggling with complex and technical database terminology, users interact with data using business representations of information, or “business objects,” with which they are familiar. This proprietary technology is commonly referred to as the “semantic layer.” Our products are designed to be easy to use and architected to be secure, scalable and extensible. We have sold our products to more than 24,000 customers in over 80 countries.

       In order to implement our vision of offering customers a complete solution and product suite for Business Intelligence, we acquired Crystal Decisions in December 2003. We believe this combination enhanced our leadership position in Business Intelligence, increased our customer base and strengthened our product line. We believe that in terms of product lines, distribution channels, and international presence, the combination of Business Objects and Crystal Decisions is highly complementary. We offer our customers what we believe is the de facto standard in reporting, Crystal Reports, together with leading interactive query and analysis solutions, and world-class enterprise performance management (“EPM”) products for scorecarding and dashboards. Our technology suite is complemented by data integration technologies and specific, customizable analytical applications that we believe provides best practices in business analysis. The product line offers a platform for organizations looking to standardize on a single Business Intelligence solution in order to reduce total cost of ownership.

       We and several of our wholly owned subsidiaries entered into an agreement and plan to acquire Crystal Decisions and its majority stockholder Seagate Software (Cayman) Holdings Corporation (“SSCH”) (collectively the “Crystal Decisions Acquisition”) dated July 18, 2003, and amended August 29, 2003. On December 11, 2003, the Crystal Decisions Acquisition closed for total consideration of $307.6 million in cash and approximately 23.3 million Business Objects ADSs. As of December 11, 2003, Crystal Decisions had delivered 15 million product licenses and had more than 1,800 employees in more than 30 offices worldwide.

       We were incorporated in France in 1990. Our principal executive offices are located at 157-159, rue Anatole France, Levallois-Perret, France and 3030 Orchard Parkway, San Jose, California. Our website is www.businessobjects.com. Information contained on, or accessible through, our website is not part of this report. You may obtain copies of the reports we file with the Securities and Exchange Commission (“SEC”) from our website.

Industry Background

       Organizations of every size need to analyze and assess their performance quickly and effectively. As a result, every organization has a fundamental and widespread need for useful information. The burden on organizations to make more effective use of information is growing rapidly in today’s environment, which is characterized by increasing data volume, uncertain economic trends, intensified competition and heightened legislative and regulatory requirements for data collection, reporting and disclosure.

       Organizations have spent billions of dollars implementing relational databases and software systems to efficiently capture, organize, store and protect data that measures their performance, including customer sales, expenses, inventory management and employee data. However, often these systems do not effectively address the needs of business end users to access this information to make business decisions. As a result, there is a basic need to access, analyze, understand and deliver information more effectively within and among organizations, in order to allow them to improve performance.

       A broad category of software known as Business Intelligence has been developed to help organizations address the need to transform the organizations’ growing amount of data into useful information.

       Organizations have typically deployed Business Intelligence products that are custom developed or purchased as stand-alone products in a specific department or for an individual project. This approach has resulted in a proliferation of products and systems that are often not integrated with each other or with existing enterprise systems and, as a result, only provide a fragmented view of the overall business. Many of these products and systems are costly and complex to maintain and support. In addition, many Business Intelligence products are designed primarily for sophisticated analytical users and are difficult for the non-technical user to master. Most non-technical users require intuitive and seamless access to data as part of their regular work tasks, regardless of where the data is stored in an organization.

       To allow broad user access to data within and among organizations and to maximize those organizations’ return on investment, a Business Intelligence product should meet a range of complex needs. A Business Intelligence product should integrate data from disparate systems and applications, scale to support large numbers of users and offer flexible reporting that is easy to use and provides a full range of presentation, interactivity and analysis. We believe there is a significant opportunity to provide organizations with a comprehensive Business Intelligence software approach that meets the needs of all types of enterprises and all types of users. In order to accomplish this objective, we believe Business Intelligence products should serve as an underlying information infrastructure that allows every user to access information in a form appropriate for the user.

Business Strategy

       Our business strategy is focused on three key Business Intelligence opportunities:

       Lead the Market in Enterprise Standardization. Companies are beginning to select a standard Business Intelligence solution for their enterprise and we believe this is a significant business opportunity. As enterprises realize the benefits of deploying Business Intelligence software, they often look to standardize on a single enterprise-wide solution that can maximize their return on investment. To capitalize on this opportunity, we have designed our software to be used throughout the enterprise by the maximum number of users with the intention of enabling companies to obtain all the components necessary for their Business Intelligence deployment from a single supplier.

       Capitalize on the Growing Demand for Enterprise Performance Management. EPM is the combination of Business Intelligence, metrics and methodologies to improve enterprise performance. EPM has become a significant force in the market due to a number of factors. The recent economic downturn highlighted managements’ need to use operational dashboards to help their companies more closely monitor their performance. There is a general increase in demand for financial transparency and control. There is pressure for companies to show a real return on their investments in Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) systems. While the concepts of EPM are not new, the ability of companies to implement EPM applications is finally possible. Today, the enabling infrastructure of data warehouses and ERP and CRM systems are in place to make EPM meaningful. We believe that we are well-positioned to take advantage of the market interest in EPM applications.

       Address Demand by Developers for Embedded Business Intelligence Functionality. A significant component of our business, strengthened by our acquisition of Crystal Decisions, is the use of Business Intelligence technology embedded within other enterprise software applications. Customers of numerous independent software vendors (“ISVs”) require that the ISVs offer reporting functionality as an embedded complement to the ISV’s primary software applications. Corporate application developers often need to embed reports into custom applications and require the use of object-oriented reporting technology to efficiently address the need. We believe the third-party and custom application market to be strong and one in which we are well positioned to be successful.

Products

       Business Objects offers a complete suite of Business Intelligence software that enable organizations to track, understand and manage enterprise performance. Our solutions leverage the information that is stored in an array of corporate databases, ERP and other packaged applications. Our products include data integration, query, reporting, online analytical processing, information broadcasting, business alerts, analytical application frameworks and pre-packaged analytic applications. Our products also include administration tools that enable information technology professionals to set up and deploy our products across an enterprise. The software can be deployed in web, Windows or mobile environments to provide greater flexibility.

       In April 2003, we released the newest version of our Business Intelligence product suite, Business Objects Enterprise 6, which enables organizations to track, understand and manage their enterprise performance. Enterprise 6 is an update to the entire Business Objects product line.

       In January 2004, we released the newest version of our enterprise reporting products, Crystal Version 10, which combines Crystal Enterprise, an efficiently scalable and reliable enterprise reporting platform, with the powerful report design capabilities of Crystal Analysis and Crystal Reports, which we believe is the de facto standard in reporting. Together, the Crystal Version 10 products provide organizations with the ability to make better, faster decisions for improved business performance.

       We have three product families: Business Intelligence Platform, Enterprise Analytic Applications and Data Integration.

       We currently maintain and support both Business Objects and Crystal Decisions products. We plan to integrate them into a unified product suite in the future.

Business Intelligence Platform

   Business Objects Reporting

       Our reporting tools provide richly formatted, interactive information delivery. They enable the process of accessing and formatting data, as well as delivering information inside and outside the organization. Business Objects Reporting serves as the foundation of a broader Business Intelligence strategy by providing the most-requested pieces of information reliably and securely — through the web or embedded in enterprise applications.

       Business Objects Reporting products provide organizations with the following benefits:

•	Powerful authoring — Provides broad data access from any source with data formatting capabilities that create graphically rich, interactive reports.

•	Scalable infrastructure — Centralizes management and on-demand processing, which drive the secure and reliable delivery of reports to thousands of users both inside and outside the organization.

•	Open platform — Enables reporting and infrastructure components to be embedded in a wide variety of applications on all of the platform.

•	Proven technology — Leverages the 10th generation, industry leading Crystal Reports technology that has been licensed to millions of users.

       Our products in this category include Crystal Reports and Crystal Enterprise.

   Business Objects Query and Analysis

       Business Objects Query and Analysis tools allow end users to interact with business information and answer ad hoc questions themselves with minimal knowledge of the underlying data sources and structures.

       Business Objects Query and Analysis tools provide organizations with the following benefits:

•	Easy to use interface — Users can author their own reports and queries with minimal knowledge of the underlying data sources and structures required. They can then intuitively interact with the data and perform additional analysis.

•	Powerful query and analysis — Technology resolves complex multi-data source schemas and enables more reliable results and consistent performance.

•	Open platform — Broad platform and operating systems support provides query and analysis compatibility with existing organizational infrastructures.

•	Proven technology — Thousands of customers have deployed query and analysis within their intranet and to customers, partners and suppliers via Business Intelligence extranets.

       Our products in this category include BusinessObjects, BusinessQuery, Crystal Analysis, and WebIntelligence.

   Business Objects Information Infrastructure

       Business Objects Information Infrastructure provides a set of common services to simplify deployment and allow for the management of Business Intelligence tools, reports, performance management and analytic applications. End-user components include portal, scheduling and software developer kits, while administrative components include security, auditing and data access features.

       Business Objects Information Infrastructure products provide organizations with the following benefits:

•	Broad deployment capability — Built for broad-scale, mission-critical deployment of data access, reporting and information delivery to the extended enterprise.

•	Centralized management — Information technology departments can control data access, system performance and user functionality from a central location.

•	Open platform — Designed to integrate seamlessly with existing data, web, application and technology stack investments without imposing a new set of standards and processes.

       Our products in this category include BusinessObjects Developer Suite, BusinessObjects Enterprise Professional, BusinessObjects InfoView and Crystal Enterprise Professional.

Enterprise Analytic Applications

   Business Objects Performance Management

       Business Objects Performance Management helps users track and analyze key business metrics via management dashboards, scorecards and alerting. Goals can be set around metrics and assigned to owners, thereby aligning people with strategies. These products also support group decision-making and analysis through integrated collaboration and workflow capabilities.

       Business Objects Performance Management products provide organizations with the following benefits:

•	Goal management — Manage goals to align people with strategy, deploy scorecards to track performance and close the loop back to decisions using collaboration and guided analysis.

•	Flexible dashboarding — Define key performance indicators, customize dashboard display and extend with advanced segmentation and predictive and statistical analytics.

•	Integrated platform — Use core Business Intelligence tools and information infrastructure including reports, metadata and security.

       Our products in this category include BusinessObjects Application Foundation, BusinessObjects Dashboard Manager, BusinessObjects Performance Manager and BusinessObjects Set Analysis.

   Business Objects Analytic Applications

       Business Objects Analytic Applications provide pre-packaged metrics, reports and analytics covering customers, products and services, supply chain, human resource and finance functions. These applications contain best practices for business analysis and are supported by a customizable framework that enables them to be adapted to the unique needs of each customer.

       Business Objects Analytic Applications provide organizations with the following benefits:

•	Comprehensive suite — These analytical applications are focused on customers, products and services, supply chain, human resources and finance. These applications are supported by powerful analytic engines which provide for segmentation, alerting and predictive analysis.

•	Analytics — Guided analysis provides insight into user driven business questions, then intuitively navigates to the next relevant business question. Each analytic application contains prepackaged metrics and analysis techniques, allowing organizations to better understand trends and business drivers such as customer churn, product profitability and supply chain effectiveness.

•	Flexibility — Analytic applications are built on the core BI tools and information infrastructure and are designed to be customizable and extensible.

       Our products in this category include BusinessObjects Analytics, BusinessObjects Customer Intelligence, BusinessObjects Product and Service Intelligence and Crystal Applications.

Data Integration

Business Objects Data Integration

       Business Objects Data Integration drives the process of extracting data from disparate sources, transforming and loading it into data marts and warehouses. Delivering data in batch and real time, enterprise-class data integration helps accelerate Business Intelligence deployments and provides metadata management and impact analysis across the Business Intelligence environment.

       Business Objects Data Integration helps provide organizations with the following benefits:

•	Productive environment — Easy administration from a single graphical tool enabled with high-productivity workflows that integrate more data in less time.

•	Powerful extraction, transformation and loading (“ETL”) — High performance parallel architecture that can simplify complex integration and deliver data in batch and real time, with the industry’s leading ERP connectivity support.

•	Complete integration — Reduces time to value and total cost of ownership by tightly integrating the metadata between data integration products and the Business Intelligence platform to provide an integrated, end-to-end Business Intelligence environment.

       Our products in this category include BusinessObjects Data Integrator and BusinessObjects Rapid Marts.

Services

       We believe that, in addition to our product offerings, our service and support organization is a critical component to our success.

       Post-Sales Customer Support and Software Maintenance. Our worldwide network of customer support centers (Americas — San Jose, Lake Mary and Atlanta, USA and Vancouver, Canada; Europe — Maidenhead and Ealing, United Kingdom; and Asia/ Pacific — Tokyo, Japan and Sydney, Australia) are staffed by highly trained support engineers who answer customer inquiries by telephone and email. In 2003, the San Jose and Atlanta support centers earned the prestigious Support Center Practices Certification that recognizes the high quality and consistency of Business Objects customer support organization. This award is presented by Service and Support Professionals Association and is based on a stringent set of performance standards and best practices for delivering world-class technology support. All customer support centers are equipped with a global case tracking system, and a knowledge base and problem reporting system designed to enable engineers to share their knowledge and experience, improve the quality of responses to customers, and reduce response time for customer inquiries. Business Objects’ value-added resellers, systems integrators, consulting partners and distributors, supported by Business Objects’ regional support centers, also provide technical support.

       We offer three levels of customer support programs, Standard, Elite and Premium Support, to better meet customers’ needs. All registered support customers who are on a current maintenance plan have access 24 hours a day, seven days a week to our online customer support websites. Online support provides customers with access to up-to-date technical information and helps customers independently resolve inquiries. Customers can query multiple technical repositories to find a solution to their inquiries, participate in online forums to discuss their Business Intelligence strategies or issues with other users, download service packs and documentation, or log a case directly from the site to their local support center. Elite and Premium customers are assigned a specific team of customer advocates who focus on the customer’s individual deployment and provide extended service hours.

       Software maintenance releases and post-sales technical support are provided to customers for an annual maintenance fee, which is charged in addition to the initial product license fee.

       Customer Education and Training. We offer a comprehensive education and training program to customers and third-party consultants who support our products. Our education services assist customers in getting the most value out of their Business Intelligence investment. The approach starts with a training program to plan for maximizing business value by training both information technology personnel and end users through the appropriate education services and delivery options, as well as providing the right services for continuous on-demand learning. This comprehensive plan enables each audience to obtain the knowledge and skills needed to minimize training time, maximize solution capabilities and increase overall business value.

       Education services offers training via standard or customized courses delivered through classroom and/or on-site training, as well as virtual classrooms delivered via webcasts. In 2003, we launched Knowledge Accelerator, a web-based learning solution. Knowledge Accelerator can be customized to meet the specific needs of end users of different skill levels within an organization. It allows customers to quickly deploy out-of-the-box training and performance support on a variety of our products via their intranet or server, or on a compact disc.

       As users become proficient with our products, they can benefit from continuous learning on a variety of topics to keep up with the evolution of the products and continue to maximize the value they get from Business Intelligence. These courses are offered as a series of webcasts on specific topics such as technical updates, migration training, optimization best practices and custom sessions.

       Consulting Services. Our consulting services provide expertise in the design, development and deployment of enterprise Business Intelligence systems that meet the technical and business requirements of its customers. Our consulting resources are located in major countries around the world and we supplement our resources with third-party certified consulting partners. With in-depth knowledge of enterprise Business Intelligence systems, reporting, enterprise performance management, analytic applications and data integration, our consultants ensure that customers can quickly benefit from the business value that Business Intelligence systems provide.

       To help customers succeed with their Business Intelligence initiatives, we invested heavily in the development of a comprehensive approach toward Business Intelligence deployments: the Business Intelligence Solution Accelerator. This methodology integrates technical and strategic consulting, life cycle learning and post implementation support to provide customers with a flexible deployment strategy. Our consultants have implemented Business Intelligence systems in multiple vertical markets. Consulting services are generally charged to customers on a per consultant per day basis.

Sales and Marketing

       The Crystal Decisions Acquisition brought us complementary strengths in sales channels, geographic presence and marketing.

       We market and sell our products and services directly through our direct sales organizations and indirectly through other sales channels. Our sales and marketing organization is comprised of sales teams, each consisting of employees engaged in telesales, field sales, field technical support and field marketing. Each sales and marketing organization is responsible for the coordination of both direct and indirect sales in its assigned territory. We believe that focusing direct sales efforts on identified customers while supporting indirect sales channels to service our channel partners’ customers maximizes the utilization of our direct sales personnel. Indirect partners include value-added resellers, original equipment manufacturers, system integrators, consulting partners and distributors.

       Our sales cycle varies from customer to customer, typically requiring several months from the time of initial contact until closing a sale. For large customers or larger deals, the sales cycle can be greater than one year. We believe that the Crystal Decisions Acquisition will present significant opportunities for cross-selling and up-selling through our complementary product lines.

       To support our sales efforts, we conduct marketing programs, including advertising, direct mail, public relations, web-based and face-to-face seminars and demonstrations at customer sites and at our offices, appearances at trade shows and ongoing customer communications programs and events.

Product Development

       We believe that innovation, timeliness of product releases and high product quality are essential to maintain a competitive position. Consequently, we dedicate considerable resources to development efforts to enhance existing products and to develop new products. To date, Business Objects has relied primarily on internal development of its products, but has from time to time licensed or acquired technology or products from third parties. The product development group is responsible for the design, development and release of product enhancements, upgrades and new products. We have two large development centers in Levallois-Perret, France and Vancouver, Canada. We also have significant development teams in San Jose, California, and smaller groups located in the U.K. and, through an independent third-party in India. Our customers did not fund any material research and development activities.

Customers

       As of December 31, 2003, we had sold our products to more than 24,000 customers in over 80 countries. Our customers represent a wide, cross-industry spectrum of companies and major government and educational institutions. During each of the last three years, no customer accounted for 10% or more of our consolidated revenues. A selected list of customers, by industry segment, who made purchases of software licenses, exclusive of maintenance and consulting revenues, in excess of $100,000 in 2003 include:

Consumer/Retail
America Online, Inc.
DeBeers Consolidated Mines Ltd.
Expedia, Inc.
Kraft Foods, Inc.
The Neiman Marcus Group, Inc.
I Pellettieri d’Italia S.p.A.
The Proctor & Gamble Company
Sabre Holdings Corporation
Safeway plc
Sears, Roebuck and Co.
The Sherwin-Williams Company

Healthcare/Pharmaceutical
Blue Cross Blue Shield
Bristol-Myers Squibb Company
Cardinal Health, Inc.
Detroit Medical Center
Eli Lilly & Company
GlaxoSmithKline plc
Kaiser Foundation Health Plan, Inc.
Kyorin Pharmaceutical, Inc.
Pfizer, Inc.

Transportation/Automotive
Air France S.A.
American Honda Motor Co., Inc.
DaimlerChrysler AG
Ford Motor Company
Jaguar Cars Limited
Nissan North America, Inc.
PSA Peugeot Citroën
Singapore Airlines Limited
Suzuki Motor Corporation

Technology
BMC Software, Inc.
Electronic Data Systems Corporation
Hewlett Packard Company
Honeywell International, Inc.
i2 Technologies, Inc.
Manugistics Group, Inc.
Philips Semiconductors
Samsung Corporation
Sun Microsystems, Inc.
Toshiba Corporation	Telecommunications
AT&T Corp.
BellSouth Corporation
BT Group plc
Qwest Communications International Inc.
Telecom Italia Mobile S.p.A.
United States Cellular Corporation
Verizon Information Services
Vodafone Limited

Government/Education
The American Red Cross
Brigham Young University
Internal Revenue Service
U.S. Air Force
U.S. Department of Labor
U.S. Environmental Protection Agency
U.S. Postal Service
University of Notre Dame
Vanderbilt University

Financial Services/Insurance
Banco do Brasil S.A.
Bank One Corporation
Fannie Mae
The Hartford Financial Services Group, Inc.
Key Bank National Association
Prudential plc
Putnam, LLC
The Royal Bank of Scotland Group plc
UBS AG
Wells Fargo Home Mortgage, Inc.

Competition

       The market for our Business Intelligence software is highly competitive, rapidly evolving and subject to rapidly changing technology. We compete principally with providers of Business Intelligence software, analytic applications, query and reporting software, extraction, transformation and loading software and data warehousing software. Our competitors, which are primarily focused on selling Business Intelligence products, include Actuate Corporation, Ascential Software Corporation, Cognos Incorporated, Hyperion Solutions Corporation (which acquired Brio Software, Inc. in 2003), Informatica Corporation, Information Builders, MicroStrategy, Inc. and the SAS Institute. We also compete with large software companies, including suppliers of enterprise application software encompassing both ERP and CRM, such as Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc., SAP AG and Siebel Systems, Inc. A number of our competitors and potential competitors have significantly greater financial and other resources than we have, which may enable them to address new competitive opportunities more effectively than us. In addition, some of our competitors, particularly companies that offer relational database management software systems and ERP software systems, have well-established relations with some of our existing and targeted customers.

       We believe that the principal competitive factors that impact the market we serve include: price, performance, scalability, ease of use, functionality, product architecture, product quality and reliability, scope of distribution, customer support, name recognition and the scope of product offering. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

Patents and Intellectual Property Protection

       We believe that we own or have licensed all proprietary rights necessary for us to offer our products. Our success depends in part on our ability to protect our property rights in our products. To protect our proprietary information, we use a combination of protections provided by patent, copyright and trademark laws, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements, including confidentiality provisions.

       We currently have five patents issued in the United States, numbers 5,555,403, 6,247,008 and 6,578,027, which relate to a “Relational Database Access System Using Semantically Dynamic Objects” and numbers 6,289,352 and 6,490,593 which relate to an “Apparatus and Method for Compound Online Analytical Processing in Databases.” We acquired the latter two patents in connection with the Crystal Decisions Acquisition. Our patents expire at various dates between 2011 and 2018. In addition, we have 17 patent applications pending in the U.S. and two foreign patent applications pending. We cannot be sure that any patents will be issued as a result of these applications or that any issued patents will provide effective protection of our intellectual property. We also have obtained a registered trademark in the United States, France and other countries for our name, the Crystal Decisions name, together with our logo, the Crystal Decisions logo, as well as for certain other product names. In addition, we have an ongoing trademark registration program. Despite our efforts, we may not successfully protect our proprietary rights from misappropriation. While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition and ongoing product support and enhancement may be more significant in maintaining our competitive position.

       Litigation may be necessary to protect and defend our proprietary rights. For example, we are currently involved in several litigation matters regarding our proprietary rights. See Item 3 — Legal Proceedings.

       Our software products are generally licensed to end users pursuant to perpetual licenses. We also license a portion of our technology in object code to third parties. We also license certain software programs from third parties and incorporate these programs into our software products, including an object request broker that allows messaging between software components from Borland Software Corporation and Visual Basic Application functionality from Microsoft Corporation. We use this software primarily to add features that we choose not to develop internally.

Strategic Relationships

       We have developed or acquired relationships with a wide range of technology vendors and service providers including industry leaders and influencers such as IBM, Microsoft and SAP. In many cases, we have integrated our products with those of the other party and our products are delivered with theirs. We believe these relationships generate new sales opportunities, increase our deployment capacity and enhance our products’ features.

   IBM

       Both Business Objects and Crystal Decisions have had relationships with IBM for many years. In particular, we have a Master Relationship Agreement which entails joint selling, marketing and development. We are a certified partner with IBM’s On Demand initiative and, in late 2003, signed an ISV Advantage Agreement. On the product front, IBM integrates Crystal Enterprise into its Tivoli Data Warehouse solution and also resells a limited version of the product to Tivoli customers.

   Microsoft

       Both Business Objects and Crystal Decisions have had relationships with Microsoft for many years. In particular, Microsoft currently integrates Crystal Reports into its developer product suite and its Visual Studio.NET and Business Solutions products. We receive advance notice of planned upgrades and improvements to Microsoft’s products so that we can integrate our products before shipment. We have a full time staff at Microsoft’s Redmond, Washington facilities. We also coordinate sales and marketing efforts with Microsoft where possible. Through its Business Solutions value-added reseller channel, Microsoft resells our products with its CRM and ERP products.

   SAP

       We have an original equipment manufacturer and reseller arrangement with SAP whereby SAP incorporates our Crystal Enterprise and Crystal Reports products into SAP’s BW 3.0 product, its data warehouse product. We receive advance notice of planned upgrades and improvements to SAP’s products so that we can integrate our products before shipment. We have full time staff at a site adjacent to SAP’s Walldorf, Germany facility.

Other Strategic Relationships

       We also have original equipment manufacturer relationships with approximately 600 ISVs. These companies sell and support our products and/or integrate our products into their applications. As a result of these relationships, we believe our customers may derive incremental value from the other applications by using our integrated reporting and analysis products without a separate deployment or integration cycle. We consider our relationships with these companies to be of strategic importance to us because many of these ISVs are industry leaders and influence adoption of products and technologies by customers.

Employees

       At December 31, 2003, we had 3,924 full-time employees, including:

•	1,918 in sales and marketing;

•	936 in research and development;

•	529 in customer service and support; and

•	541 in finance and administration.

       Our employees in France have been represented by the CFDT Union (Confédération Francaise Démocratique du Travail) since October 2002 and by the CGT Union (Confédération Générale du Travail) since November 2002. Our employees in France represented 17% of our labor force at December 31, 2003. The collective bargaining agreements we have entered into with the unions have been and are renewed annually. We have never experienced any work stoppage.

       Under French law, our management is required to hold monthly meetings with a delegation of an elected employee representative, called the comité d’entreprise, to discuss employment matters and our economic condition and to provide appropriate information and documents relating to these matters. As required under French law, two employee representatives are entitled to be present at meetings of our board of directors, but do not have any voting rights.

       We offer our newly hired employees an orientation course ranging from one to three weeks in length presented by Business Objects University, our in-house education program. Generally, most employees complete at least a one week orientation course at our local facilities. Our engineers and other technical staff generally complete a two week training course, in addition to the one week orientation. Our extended training program consists of lectures, problem sets and independent and group projects relating to programmability and deployment of our products. We believe this emphasis on training yields highly qualified employees and promotes camaraderie among our staff.

Directors, Executive Officers and Key Personnel

The following are our directors, executive officers and key personnel and certain information about them at December 31, 2003:

Name	Age	Principal Occupation and Business Experience

		Directors
Bernard Liautaud	41	Chairman of the Board and Chief Executive Officer. Mr. Liautaud is a founder of Business Objects and has served as chairman of our board and chief executive officer since our inception in August 1990. Prior to the founding of Business Objects, Mr. Liautaud was the sales marketing manager with Oracle Corporation’s French subsidiary. Mr. Liautaud is the son-in-law of Mr. Silverman, one of our directors. Mr. Liautaud does not hold directorships other than in subsidiaries of Business Objects. Mr. Liautaud’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience

Bernard Charlès	46	President of Dassault Systèmes S.A. Mr. Charlès has been president of Dassault Systèmes S.A., a worldwide leader in computer aided design, since September 1995. From 1988 to September 1995, he was president of the Dassault Systèmes Research & Development. Mr. Charlès is also a director of Dassault Data Services S.A., Dassault Systèmes Corp., Dassault Systèmes K.K., DELMIA Corp., ENOVIA Corp., Solidworks Corporation, SmarTeam Corporation Ltd. and Dassault Systèmes Canada, Inc. Mr. Charlès joined our board of directors in 1998. Mr. Charlès is also a member of our audit committee, chairman of our compensation committee and our lead independent director. Mr. Charlès’ term of office on our board of directors will expire at the close of our 2004 annual shareholders meeting.
Albert Eisenstat	73	Consultant and Private Investor. Mr. Eisenstat has been a consultant and private investor since 1993. Mr. Eisenstat was a director and executive vice president for corporate development and corporate secretary of Apple Computer, Inc. from 1988 to 1993. Mr. Eisenstat is a director of Sungard Data Systems, Inc. and the Benham Funds of the American Century Mutual Funds Group. Mr. Eisenstat joined our board of directors in June 1995. Mr. Eisenstat’s term of office on our board of directors will expire at the close of our 2004 annual shareholders meeting.
Jean-François Heitz	54	Consultant and Private Investor. Mr. Heitz was deputy chief financial officer at Microsoft Corporation from April 2000 to June 2003. Mr. Heitz joined Microsoft in 1989 as deputy general manager, and served in a number of different roles during his tenure, including treasurer. Prior to Microsoft, he spent nine years at Matra SA (Group Lagardère), a French multinational high-tech conglomerate, in various business and finance positions. Mr. Heitz is a member of the board of directors of Infowave Software, Inc. and a member of the board of directors and audit committee of Creo, Inc. Mr. Heitz joined our board of directors in May 2003, and he also serves on our audit committee as chairman and financial expert. Mr. Heitz’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience

Gerald Held	55	Consultant. Since 1999 Dr. Held has been a consultant, helping accelerate the growth of early stage ventures. In 1998, Dr. Held was “CEO-in-residence” at the venture capital firm Kleiner Perkins Caufield & Byers. Through 1997, Dr. Held was senior vice president of Oracle’s server product division. Prior to Oracle, Dr. Held spent 18 years at Tandem Computers Incorporated. Dr. Held is the chairman of the board of directors of Software Development Technologies, Inc. Dr. Held joined our board of directors in October 2002. Dr. Held is also the chairman of our compensation committee, a member of our corporate governance committee and a member our nominating committee. Dr. Held’s term of office on our board of directors will expire at the close of our 2005 annual shareholders meeting.
John Olsen	52	President and Chief Operating Officer. Mr. Olsen joined Business Objects as president and chief operating officer in July 2001. Prior to joining Business Objects, he was president and chief executive officer of Marimba, Inc., a provider of Internet infrastructure management solutions, from July 2000 to October 2000. From 1993 to approximately January 2000, Mr. Olsen served as president of the Design Realization Group of Cadence Design Systems, Inc. Before joining Cadence in 1993, Mr. Olsen held the position of partner, Strategic Services, at KPMG Peat Marwick. Mr. Olsen had previously served as regional director of sales and marketing for Electronic Data Systems Corp. Mr. Olsen joined our board of directors of Business Objects in October 2000. Mr. Olsen’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience

David Peterschmidt	56	Chief Executive Officer of Securify, Inc. Since October 2003, Mr. Peterschmidt has served as the chief executive officer and co-chairman of the board of directors of Securify, Inc., a developer of business infrastructure software. Mr. Peterschmidt served as president, chief executive officer and a director of Inktomi, Inc., an internet infrastructure company, from July 1996 to March 2003, and served as chairman of the Inktomi board from December 1997 to March 2003. From 1991 until joining Inktomi, he served as chief operating officer and executive vice president of Sybase, Inc., a database company. From 1988 to 1991, Mr. Peterschmidt was a consultant with The Kappa Group, a management consulting firm, where he provided senior level sales and marketing training to a variety of companies. He currently serves as a member of the board of directors of Zambeel Inc. and Electronics For Imaging, Inc. He also currently serves as a director and a member of the compensation committee of Active Decisions, Inc. Mr. Peterschmidt joined our board of directors in May 2003. Mr. Peterschmidt is also the chairman of our nominating committee and a member of our audit committee. Mr. Peterschmidt’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.
David J. Roux	46	Managing Member and Director of Silver Lake Technology Management L.L.C. Mr. Roux is a managing member of Silver Lake Technology Management, which he co-founded in January 1999 and is the advisor to Silver Lake Partners, L.P., a private equity firm. From February 1998 to November 1998, he served as the chief executive officer and president of Liberate Technologies. From September 1994 until December 1998, Mr. Roux held various management positions with Oracle, most recently as executive vice president of corporate development. Before joining Oracle, Mr. Roux served as senior vice president, marketing and business development at Central Point Software Inc. from April 1992 to July 1994. Mr. Roux served as a member of Crystal Decisions’ board of directors from February 2001 to December 2003 and on its compensation committee from May 2001 to December 2003. From November 2000 until July 2003, Mr. Roux also served as chairman of Seagate Technology. Since November 2000, Mr. Roux has served as chairman of New SAC. Mr. Roux is also director of VERITAS Software Corporation and a director and member of the compensation committee of Gartner, Inc. He joined our board of directors in December 2003. Mr. Roux’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience

Arnold Silverman	65	Consultant and Private Investor. Since 1991, Mr. Silverman has been a venture capital investor. Mr. Silverman was a director of Oracle from 1984 to 1991. Mr. Silverman is a director in TimesTen, Inc., Exemplary Software and MAE Software, Inc. Mr. Silverman is Mr. Liautaud’s father-in-law. Mr. Silverman joined our board of directors in February 1991, and he is also a member of our corporate governance committee. Mr. Silverman’s term of office on our board of directors will expire at the close of our 2004 annual shareholders meeting.
		Executive Officers and Key Personnel
James R. Tolonen	54	Chief Financial Officer. Mr. Tolonen joined Business Objects as senior group vice president and chief financial officer in January 2003. Before joining Business Objects, he served as chief operating officer and chief financial officer of IGN Entertainment, Inc. from October 1999 to December 2002. Mr. Tolonen was a director of IGN Entertainment and a director and member of the compensation committee of Closedloop Solutions, Inc. until 2003. Prior to that, Mr. Tolonen was chief financial officer and a member of the Office of the President at Novell, Inc. from 1989 to 1998.
Susan J. Wolfe	53	Senior Vice President, General Counsel and Secretary. Ms. Wolfe joined Business Objects in December 2003 as senior vice president, general counsel and secretary. Before joining Business Objects, she was the vice president, general counsel and secretary of Crystal Decisions and its predecessors from 1996 to December 2003. Ms. Wolfe was an attorney at Conner Peripherals, Inc. from 1994 to 1996. Prior to that she was an attorney at the firms of Nolan & Armstrong and Wilson Sonsini Goodrich & Rosati, Professional Corporation.
David Kellogg	41	Senior Group Vice President, Marketing. Mr. Kellogg joined Business Objects in May 1995 as vice president of product marketing, and has served in a number of capacities during his tenure, the most recent of which is senior group vice president of worldwide marketing, in which capacity he has served since January 2002. Before joining Business Objects, he was vice president of marketing at Versant Corporation, a provider of enterprise database management systems, from June 1992 to April 1995.

Name	Age	Principal Occupation and Business Experience

Hervé Couturier	44	Senior Vice President, Products. Mr. Couturier joined Business Objects in May 2002. Prior joining Business Objects, from 1998 to 2002, he was senior vice president of product development at S1 Corporation, a provider of financial software solutions for banking, brokerage, and insurance companies. Prior to joining S1, Mr. Couturier spent more than 10 years at IBM in several positions, including sales and business unit management. He also worked for Xrt S.A., a France-based enterprise software company in the banking market. Mr. Couturier is a director of Clestophe S.A.R.L.

Where You Can Find Additional Information

       The reports and other information we file with the U.S. Securities and Exchange Commission (the “SEC”) can be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Copies of these materials can be obtained at prescribed rates from the Public Reference Section of the SEC at the principal offices of the SEC, 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information regarding the operation of the public reference room by calling 1(800) SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

       We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and accordingly we file periodic reports, proxy statements and other information with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports available free of charge through our website, www.businessobjects.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

       In addition, as a French company quoted on the Premier Marché of Euronext Paris S.A., we are subject to periodic information disclosures about our annual financial statements and our quarterly results which are published in the Bulletin des Annonces Légales Obligatoires, a French legal newspaper. Such publications are available in the French language only on the French Journal Officiel website at http://balo.journal-officiel.gouv.fr/.

       We file further press releases, prospectuses and notes of information relating to our share repurchase programs or any forms relating to transactions impacting our securities with the Autorité des Marchés Financiers (the “AMF,” the new entity resulting from the merger of the Commission des Opérations de Bourse, the Conseil des Marchés Financiers and the Conseil de Discipline de la Gestion Financière, which is in charge of the protection of investors, investors’ information and the proper running of the French securities markets). Such filings are available in the French language only on the AMF website at www.amf-france.org. Our press releases and our French annual reports are available free of charge through our website, www.france.businessobjects.com.

Item 2.     Description of Property

       Our corporate headquarters are in Levallois-Perret, France, a suburb of Paris, and consists of approximately 163,000 square feet of office space under lease through 2009, with an option to cancel the lease in 2006 without penalty. We are subleasing approximately 42,000 square feet of this facility.

       Our U.S. headquarters are in San Jose, California, and consist of approximately 126,000 square feet of office space under lease through 2011, with a right to extend the lease term for one additional six-year period.

       During the third quarter of fiscal 2003, we terminated the office lease we had for approximately 61,000 square feet in Mountain View, California, which was the previous headquarters of Acta Technology, Inc. (“Acta” or “Acta Technology”), a company we acquired in 2002.

       We also lease approximately 352,000 square feet of office space in Vancouver, Canada, under various leases expiring between 2004 and 2014. We intend to continue to utilize these facilities. As of December 31, 2003, there was 117,000 square feet of excess capacity at one of the Vancouver locations, which we are currently in the process of refurbishing to accommodate our expansion. We lease a facility in Maidenhead, England, measuring approximately 56,000 square feet, under a lease expiring in 2021. We have additional smaller leased field sales and software development offices in the Americas, Europe, Japan and Asia Pacific regions.

       Certain of the leases for previous Crystal Decisions locations will be terminated and the remaining lease payments or termination costs were accrued net of anticipated sublease income at December 31, 2003 as part of the restructuring liability related to Crystal Decisions.

       We believe that our existing facilities are adequate to meet current requirements and that additional space will be available as needed to accommodate any future expansion of our operations.

Item 3.     Legal Proceedings

       On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. Our complaint requests that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We have appealed the Court’s judgment to the Court of Appeals for the Federal Circuit and anticipate a ruling on the appeal in early 2005.

       On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleges that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 originally set for April 12, 2004 has been continued by the Court to June 2004. We believe that we have valid defenses to this action and will continue to defend it vigorously.

       In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortuous interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations started on October 20, 2003. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission and has yet to rule. The only relief which remains available under the Court’s prior rulings is for an injunction. MicroStrategy also seeks an award of its attorneys’ fees in an undisclosed amount, should they prevail on the injunction claim. We do not believe that any attorneys’ fees awarded will be material.

       On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleges that the Crystal Decisions software products Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorney fees. Our investigation of this matter is at a preliminary stage and no discovery has been obtained. As a result, we are not in a position to opine as to the merits of the suit or the potential exposure to us. We intend vigorously to defend this case.

       In November 1997, Vedatech Corporation commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to

Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into court.

       In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In October 2003, Crystal Decisions (UK), Crystal Decisions (Japan) K.K. and Crystal Decisions Inc. filed an application with the High Court of Justice claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place in January 2004 to determine whether the injunction should be granted. The hearing was continued and concluded on March 9, 2004. The Court has not yet rendered its decision.

       Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside such an, outcome could adversely affect our financial position, liquidity and results of operations.

       On July 15, 2002, Informatica Corporation filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. We intend to defend ourselves vigorously. The potential costs associated with an adverse outcome of this matter cannot be reasonably estimated at this time. The August 16, 2004 trial date previously set by the Court has been vacated.

       We are also involved in various other legal proceedings in the ordinary course of business none of which we believe to be material to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

       An ordinary and extraordinary general meeting of shareholders of Business Objects was held on December 11, 2003 at 5:00 p.m., Paris time, at which meeting our shareholders took the following action.

       Within the authority of the extraordinary general meeting, the following items were voted on:

1.	Approval of the acquisition of Crystal Decisions and SSCH by Business Objects S.A. and the other transactions contemplated by the Agreement and Plan of Merger, dated as of July 18, 2003, as amended on August 29, 2003.

For	28,309,113
Against	373,086
Abstentions	3,853

2.	Approval of the method for the calculations of consideration, the amount of the capital increase, the amount and recording of the contribution premium and approval of the amendment of the articles of association.

For	28,572,813
Against	108,091
Abstentions	5,148

3.	Authorization to issue warrants to subscribe to a maximum number of shares reserved for issuance to Mr. David J. Roux.

For	27,788,257
Against	890,300
Abstentions	7,495

4.	Authorization to increase the share capital reserved for subscription by Business Objects S.A. Employee Benefits Trust under Business Objects’ 1995 International Employee Stock Purchase Plan.

For	28,495,548
Against	185,106
Abstentions	5,398

5.	Authorization to increase the share capital reserved for subscription by employees under the French Employee Savings Plan.

For	27,660,835
Against	1,019,864
Abstentions	5,353

6.	Authorization to issue securities giving immediate or deferred access to the share capital with preferential subscription right.

For	27,898,381
Against	782,198
Abstentions	5,473

7.	Authorization to issue securities giving immediate or deferred access to the share capital without preferential subscription right.

For	26,027,110
Against	2,655,548
Abstentions	3,394

8.	Authorization of the modification of the method for determination of the maximum annual increase in the number of shares which may be subscribed for or purchased pursuant to our 2001 Option Plan.

For	19,500,125
Against	9,175,266
Abstentions	10,661

       Within the authority of the ordinary general meeting, the following items were voted on:

9.	Approval of the appointment of Mr. David J. Roux as director.

For	28,541,221
Against	135,761
Abstentions	9,070

10.	Approval of the increase of the aggregate amount of authorized directors’ fees.

For	28,401,166
Against	278,097
Abstentions	6,789

11.	Approval of the full powers of attorney granted to carry out registrations and formalities.

For	28,212,308
Against	470,033
Abstentions	3,711

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

U.S. Market Information

       We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of ADSs. Each ADS represents one ordinary share placed on deposit with The Bank of New York, as Depositary and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the Depositary, ordinary shares may also be deposited with the Paris office of BNP Paribas Securities Services, as Custodian, or any successor or successors to such Custodian. Our ADSs have been quoted on the Nasdaq National Market since September 1994 under the symbol “BOBJ”.

French Market Information

       Our ordinary shares have been listed on the Premier Marché of Euronext Paris S.A. since November 1999 under the ISIN code FR0004026250. The Premier Marché is a regulated market managed and operated by Euronext Paris S.A., the organization that manages and operates the Premier Marché.

       Admission to the Premier Marché is subject to certain capital adequacy and liquidity requirements determined by Euronext Paris S.A. In addition, companies applying for listing on the Premier Marché are required to publish comprehensive information regularly and to keep the public informed of events likely to affect the market price of the securities.

       Official trading of listed securities on Euronext Paris S.A. is transacted through authorized financial institutions that are members of Euronext Paris S.A. Trading on the Premier Marché takes place continuously on each business day from 9:00 a.m. through 5:25 p.m. (Paris, France time), with a pre-opening session from 7:15 a.m. through 9:00 a.m., a pre-closing session from 5:25 p.m. to 5:30 p.m. during which transactions are recorded but not executed, a closing auction at 5:30 p.m., and a trading-at-last phase from 5:30 p.m. to 5:40 p.m. each day after the closing call. Any trade that occurs after the close of a stock exchange session is recorded on the next business day at the previous session’s closing price for that security.

       Euronext Paris S.A. has introduced continuous electronic trading during trading hours for most actively traded securities. Euronext Paris S.A. publishes a daily official price list that includes, among other things, price information on listed securities.

       Euronext Paris S.A. places securities listed on the Premier Marché in one of two categories (Continu or Fixing) depending on their trading volume. Our ordinary shares are placed in the category known as Continu, which includes the most actively traded securities. To be placed in the category Continu, Euronext Paris S.A. requires, among other things, that a company already listed on a regulated market of Euronext Paris S.A. be the object of a minimum of 2,500 trades per year. Our ordinary shares are part of the Euronext 150, IT CAC and IT CAC 50 indexes.

       Since September 25, 2000, all trading on the Premier Marché of Euronext Paris S.A. is performed on a cash settlement basis on the third day following the trade. However, a Deferred Settlement Service (Service à Règlement Différé or “SRD”) allows investors who elect this service to benefit from leverage and other special features of the previous monthly settlement market. The service is only available for trades in securities that have both a total market capitalization of at least €1 billion and represent a minimum daily average trading volume of €1 million on Euronext Paris S.A. and that are cited in a list published by Euronext Paris S.A. Investors in shares eligible for SRD can elect on the determination date (date de liquidation), which is, at the latest, the fifth trading day before the end of the month, either to settle the trade by the last trading day of the month or to pay an additional fee and postpone the settlement decision to the determination date of the following month. Our ordinary shares are eligible for the SRD.

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

       Prior to any transfer of securities held in registered form on the Premier Marché, the securities must be converted into bearer form and accordingly inscribed in an account maintained by an accredited intermediary with Euroclear France S.A., a registered clearing agency. Transactions in securities are initiated by the owner giving instruction (through an agent, if appropriate) to the relevant accredited intermediary. Trades of securities listed on the Premier Marché are cleared and settled through Euroclear France S.A. and using Clearing 21 (a continuous net settlement system). A fee or commission is payable to the broker-dealer or other agent involved in the transaction.

       Trading in securities listed on the Premier Marché may be suspended by Euronext Paris S.A. if quoted prices exceed certain price limits defined by the regulations of Euronext Paris S.A. In particular, if the quoted price of a security categorized as Continu varies by more than 10% from the previous day’s closing price, Euronext Paris S.A. may suspend trading for up to 4 minutes. Further suspensions for up to four minutes are also possible if the price again varies by more than 10% from the threshold at which the suspension was initiated. During the continuous trading session, Euronext Paris S.A. may also suspend trading for a four minute period if the price varies by more than 2% from the last traded price. Euronext Paris S.A. may also suspend trading of a security listed on the Premier Marché in certain other limited circumstances, including for example, the occurrence of unusual trading activity in the security. In addition, in exceptional cases, the AMF may also suspend trading.

High and Low Price Range

       The following table sets forth the range of quarterly high and low closing sales prices in U.S. dollars for our ADSs on the Nasdaq National Market and in euros for our ordinary shares on the Premier Marché for each full quarterly period within the two most recent fiscal years.

			Price per
	Price per		Ordinary
	ADS		Share

	High	Low	High	Low

2003:
Fourth Quarter	$34.74	$25.48	€ 29.46	€ 21.47
Third Quarter	$29.59	$19.63	€ 26.89	€ 17.67
Second Quarter	$25.00	$16.66	€ 21.90	€ 15.30
First Quarter	$19.10	$15.44	€ 17.95	€ 14.47
2002:
Fourth Quarter	$19.99	$9.28	€ 20.92	€ 9.36
Third Quarter	$27.15	$10.62	€ 28.00	€ 10.25
Second Quarter	$44.25	$22.88	€ 48.33	€ 22.80
First Quarter	$44.27	$34.50	€ 50.35	€ 37.70

       At December 31, 2003, there were 94,903,697 ordinary shares of €0.10 nominal value issued (including 43,736,285 ADSs, each corresponding to one ordinary share which were held by 64 shareholders of record, 1,067,675 treasury shares and 5,737,437 shares held by Business Objects Option LLC). Of these issued shares there were 89,166,260 ordinary shares outstanding (including 37,998,848 ADSs, each corresponding to one ordinary share and

1,067,675 treasury shares). Of the number of issued shares 5,737,437 represented shares issued by us to Business Objects Option LLC, our indirectly wholly owned subsidiary. These shares represent shares issuable upon exercise of the options held by former Crystal Decisions optionees. As Business Objects Option LLC is an indirect wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights. In the event any such shares are not deemed to satisfy obligations under outstanding stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the options.

       We have not declared or distributed any cash dividends on our ordinary shares. Payment of dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the board of directors. Net income in each fiscal year after deduction for legal reserves is available for distribution to our shareholders as dividends, subject to the requirements of French law and our bylaws. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

Item 6.	Selected Financial Data

       The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. We have derived that statement of income data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and December 31, 2002 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 were derived from the consolidated audited financial statements that are not included in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and adjusted to reflect the three-for-two stock split effected March 12, 2001 and the two-for-one stock split effected January 20, 2000. We have not declared or distributed any cash dividends on our ordinary shares. Historical results are not necessarily indicative of results to be expected for future periods, particularly in light of the Crystal Decisions Acquisition.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per ordinary share
	and ADS data)
Statement of Income Data
Revenues:
Net license fees	$275,261	$243,955	$249,594	$220,845	$153,747
Services	285,564	210,844	166,200	128,089	87,896

Total revenues	560,825	454,799	415,794	348,934	241,643
Cost of revenues:
Net license fees	5,951	3,102	2,155	2,569	4,297
Services	89,005	71,489	63,497	53,101	35,467

Total cost of revenues	94,956	74,591	65,652	55,670	39,764

Gross profit	465,869	380,208	350,142	293,264	201,879

	Year Ended December 31,

	2003(1)	2002(2)	2001	2000	1999

	(in thousands, except per ordinary share
	and ADS data)
Operating expenses:
Sales and marketing	250,870	222,243	203,655	167,519	117,960
Research and development	95,399	74,991	55,246	40,725	26,746
General and administrative	44,655	29,387	24,256	21,741	16,538
Acquired in-process research and development	27,966	2,000	—	—	—
Restructuring costs	7,782	3,871	—	—	—
Amortization of goodwill	—	—	4,492	4,254	3,143

Total operating expenses	426,672	332,492	287,649	234,239	164,387

Income from operations	39,197	47,716	62,493	59,025	37,492
Interest and other income, net	14,334	18,959	10,460	11,647	3,101

Income before provision for income taxes	53,531	66,675	72,953	70,672	40,593
Provision for income taxes	(30,969)	(26,095)	(28,075)	(28,269)	(16,813)

Net income	$22,562	$40,580	$44,878	$42,403	$23,780

Basic net income per ordinary share and ADS	$0.35	$0.66	$0.74	$0.71	$0.44

Diluted net income per ordinary share and ADS	$0.34	$0.63	$0.70	$0.65	$0.40

Ordinary shares and ADS used in computing basic net income per ordinary share and ADS	64,584	61,888	60,879	59,741	54,159

Ordinary shares and ADS and equivalents used in computing diluted net income per ordinary share and ADS	66,168	63,933	64,361	65,292	59,303

	At December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Balance Sheet Data
Cash, cash equivalents, short-term investments and restricted cash	$254,623	$299,527	$249,673	$211,934	$176,233
Total assets	1,775,062	551,808	421,469	369,014	272,546
Working capital	49,513	225,513	193,150	164,439	138,604
Long-term obligations	4,950	17,441	3,174	4,288	2,924

(1)	We acquired Crystal Decisions and SSCH on December 11, 2003 for a total purchase price of $1.2 billion as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. The purchase price consisted of the payment of $307.6 million in cash to former stockholders of Crystal Decisions and SSCH, which was paid out of general cash reserves, and 23.3 million ADSs. We acquired the fair value of the net tangible and intangible assets on purchase, including $978.0 million of goodwill and $142.7 million of amortizable intangible assets. The statement of income for 2003 includes the revenues and expenses of Crystal Decisions for the 20 days ended December 31, 2003. The Crystal Decisions Acquisition had a $38.1 million negative impact on operating income for 2003 due to the $28.0 million write-off of acquired in-process research and development, $2.2 million in amortization of acquired intangible assets and deferred compensation, $7.5 million in integration related costs and $7.8 million in restructuring costs for the combined company in 2003. These costs were partially offset by the $7.4 million of operating income earned by Crystal Decisions during the 20 days in 2003 that we operated as a combined company.

(2)	Effective with our adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) effective January 1, 2002 we no longer amortize goodwill. See Note 4 in Item 8 of this Form 10-K for a reconciliation of reported net income and net income adjusted for the adoption of FAS 142 for the years ended December 31, 2003, 2002 and 2001.

US-French GAAP Reconciliation

       As we are listed on both the Premier Marché and the Nasdaq National Market in the United States, we are required to separately report consolidated financial statements prepared in accordance with accounting principles generally accepted in France (“French GAAP”) and in accordance with U.S. GAAP. Prior to 2002, there were not significant differences from operating results presented under French GAAP and U.S. GAAP. Effective 2002, there was a significant difference in the results of operations and financial position due to the adoption of FAS 142 under U.S. GAAP, but not French GAAP. As a result of the Crystal Decisions Acquisition, there were additional differences identified in 2003.

       The following table sets forth the reconciliation of net income under U.S. GAAP to French GAAP (in thousands):

	Year Ended December 31,

	2003	2002	2001

	(Unaudited)
Net income in accordance with U.S. GAAP	$22,562	$40,580	$44,878
Goodwill amortization net of tax benefit of $(1,992), $3,550 and $0(1)	(29,458)	(5,325)	—
Forward contracts(2)	(235)	—	—
Deferred compensation(3)	1,717	—	—

Net income (loss) in accordance with French GAAP	$(5,414)	$35,255	$44,878

(1)	In accordance with FAS 142, we no longer amortize goodwill and other indefinite lived intangible assets, but instead review them annually for impairment or more frequently if impairment indicators arise. As French GAAP does not have a rule similar to FAS 142, we continue to amortize goodwill and other indefinite lived intangible assets on a straight-line basis over their estimated useful lives for French GAAP reporting.

(2)	FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires the we recognize all derivative instruments either as assets or liabilities in the balance sheet at fair value. Gains or losses resulting from changes in the value of derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Under French GAAP, derivative instruments are commitments and are not recorded on the balance sheet.

(3)	Business Objects assumed the as-converted outstanding options of former Crystal Decisions optionees. These options were valued at fair value under French GAAP and an unrealized loss on the options was recorded based on the difference between the fair value of the shares and the exercise price of the underlying options. Any exercises of these options are accounted for as a decrease in the unrealized loss on options. Under U.S. GAAP, any exercise of options is accounted for as an increase in shareholders’ equity. In addition, under French GAAP, the deferred compensation on unvested options and the related amortization over the service period are not recognized.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-K. This discussion contains forward looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward looking statements as a result of certain factors, as more fully described in the “Factors Affecting Future Operating Results” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

Our Business

       Business Objects is a leading worldwide provider of Business Intelligence solutions. We develop, market and distribute software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise to make better, more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries and reports, access catalogs of reports and do simple or complex analysis of data. Users generally interact with data using business representations of information, or “business objects,” with which they are familiar. We have one reportable segment — Business Intelligence software products.

Sources of Revenues and Expenses

Net License Fees

       We generate net license fees from the sale of licenses to use our software products. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter.

Services Revenues

       We derive our software license updates and support (maintenance) revenues from selling technical support services and rights to receive product updates, when and if we make them available, to customers who have bought software licenses from us. Our maintenance agreements generally have a term of one year and are typically renewed on an annual basis.

       Our professional services organization earns revenues for consulting and training to plan and execute the deployment of our products when requested by the customer. In addition, we provide training to our customers’ employees to enhance their ability to fully utilize the features and functionality of the products purchased.

Costs of Revenues

       Our cost of net license fees consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third-party royalties. Our cost of license updates and support revenues (cost of maintenance revenues) consists primarily of personnel and related overhead costs for technical support, training, consulting and the cost of materials delivered with product upgrades and enhancements.

Operating Expenses

       Sales and marketing expenses include salaries, benefits, commissions and bonuses earned by sales and marketing personnel, advertising, product promotional campaigns, promotional materials, travel, facilities and other overhead and related costs. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing, and facilities and other related costs. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and other administrative costs. Acquired in-process research and development expense represents the fair value of projects of acquired companies that had not reached technological feasibility and had no future alternative use. Restructuring expenses include costs to involuntarily terminate employees and exit facilities in accordance with an approved restructuring plan.

Key Performance Indicators

	Year Ended December 31,

	2003	2002	2001

	(In millions of dollars, except
	per share data)
Revenues	$560.8	$454.8	$415.8
Growth of Revenues	23%	9%	19%
Operating income	$39.2	$47.7	$62.5
Operating income as a percentage of revenues	7%	11%	15%
Diluted net income per ordinary share and ADS	$0.34	$0.63	$0.70

       Operating income and net income per ordinary share and ADS decreased in 2003 and 2002, in spite of growth in revenues, largely due to purchase accounting, integration and restructuring charges related to business acquisitions in 2003 and 2002.

Key Events

Acquisition of Crystal Decisions

       On December 11, 2003, we acquired Crystal Decisions, for its complementary geographical strengths, products, services and solutions that allow us to provide a more complete suite of Business Intelligence products to a broader range of business users. The Crystal Decisions Acquisition did not result in any new reportable segments.

       The Crystal Decisions Acquisition had a $38.1 million negative impact on operating income for 2003 due to the $28.0 million write-off of acquired in-process research and development, $2.2 million in amortization of acquired intangible assets and deferred compensation, $7.5 million in integration related costs and $7.8 million in restructuring costs for the combined company in 2003. These costs were partially offset by the $7.4 million of operating income earned by Crystal Decisions during the 20 days in 2003 that we operated as a combined company.

       As our 2003 results of operations included only 20 days of Crystal Decisions’ revenues and expenses, our historical results are not expected to be indicative of our future results. In addition, we will incur certain acquisition related charges in the future at levels that we have not experienced in the past. The following table shows 2003 actual and estimated 2004 to 2008 acquisition related amortization, restructuring and in-process technology expenses resulting from the Crystal Decisions Acquisition.

	Actual	Estimated

	2003	2004	2005	2006	2007	2008

	(In millions of dollars)
Write-off of in-process technology	$28.0	$—	$—	$—	$—	$—
Amortization of developed technology	1.0	18.5	18.5	18.5	18.5	17.6
Amortization of other intangible assets	0.6	10.0	10.0	10.0	10.0	9.5
Amortization of deferred compensation(1)	0.6	7.5	6.2	3.8	0.9	—
Restructuring expenses	7.8	3.3	—	—	—	—
Other charges to exit duplicative facilities	—	2.2	—	—	—	—

Total	$38.0	$41.5	$34.7	$32.3	$29.4	$27.1

(1)	We reversed $0.8 million in December 2003 of deferred compensation as the result of the forfeiture of unvested stock options.

   New Products

       We acquired a suite of leading enterprise reporting products through the Crystal Decisions Acquisition that we believe will strengthen the enterprise reporting capability of our Business Intelligence product offerings. We recognized $26.5 million in net license and service revenues from these products during the 20 days in 2003 following the acquisition.

       We released Enterprise 6, a new version of our core Business Intelligence products, in the second quarter of 2003. This was a key business driver in the second half of 2003 as it replaced our maturing product lines. Enterprise 6 represented 17% of total net license fees in 2003 and reached 34% of total net license fees in the fourth quarter of 2003.

       In August 2002, we acquired our data integration product family through the purchase of Acta. Data integration products added $14.0 million in net license fees in 2003, and $3.9 million in 2002 during the four months following the acquisition.

       In recent years, we have developed a suite of analytic applications products that have accounted for $25.7 million, $20.9 million and $8.0 million in net license fees in 2003, 2002 and 2001, respectively.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

       The translated U.S. dollar value of our revenues and expenses are impacted by changes in foreign currency exchange rates because we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros, British pounds sterling and Japanese yen. In the future, we will incur a significant portion of our expenses in Canadian dollars because of the Crystal Decisions Acquisition.

       The impact of fluctuations in foreign currency exchange rates on our net operating income has been mitigated by the fact that the level of our foreign denominated expenses have tended to be largely offset by the level of our foreign denominated revenues.

       The following table summarizes the impact of fluctuations in foreign currency exchange rates, assuming for 2003 results that foreign exchange rates in 2003 had remained constant with 2002 rates, for 2002 results that foreign exchange rates in 2002 had remained constant with 2001 rates and for 2001 rates that foreign exchange rates in 2001 had remained constant with 2000 rates.

	2003	2002	2001

	(In millions of dollars)
Total revenues	$43.3	$8.6	$(10.8)
Cost of revenues	6.6	1.4	(1.6)
Total operating expenses	34.1	8.2	(6.5)

Income from operations	$2.6	$(1.0)	$(2.7)

       Our operating results may be adversely impacted by foreign currency exchange rate fluctuations in the future. As of December 31, 2003, we held forward exchange contracts to mitigate some of our exposure to the risk of changes in foreign currency exchange rates. We cannot predict the effect of exchange rate fluctuations upon our future results. Although we may hedge our foreign exchange risk in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition or cash flows will not be adversely affected by exchange rate fluctuations.

RESULTS OF OPERATIONS

Revenues

       The following table shows the change in revenues (in millions of dollars, except percent changes):

	2003	% Change	2002	% Change	2001

Net license fees:
Business intelligence platform	$235.5	7	$219.2	(9)	$241.6
Enterprise analytic applications	25.7	23	20.9	160	8.0
Data integration	14.0	262	3.9	n/a	—

Total net license fees	275.2	13	244.0	(2)	249.6
Service revenues:
Software license updates and support	210.8	40	150.4	44	104.8
Professional services and other	74.8	24	60.4	(2)	61.4

Total service revenues	285.6	35	210.8	27	166.2

Total revenues	$560.8	23	$454.8	9	$415.8

   Net License Fees

       Net license fees grew 13% in 2003 compared to 2002 primarily due to 20 days of revenues from Crystal Decisions (included in the Business Intelligence Platform product family), which was acquired on December 11, 2003, our first full year of data integration sales compared to only four months of sales in 2002 and favorable fluctuations in foreign exchange rates.

       The 2% decrease in net license fees in 2002 compared to 2001 was primarily attributable to the weak information technology spending environment in 2002 offset partially by net license fees from our newer product families, Enterprise Analytic Applications and Data Integration.

   Service Revenues

       Revenues from services increased as a percentage of total revenues during both 2003 and 2002 to 51% and 46%, respectively, from 40% in 2001, primarily due to growth in software license updates and support (maintenance) revenues resulting from the continued expansion of our installed customer base and a greater percentage of customers renewing maintenance contracts. Maintenance revenues also increased in 2003 and 2002 due to favorable fluctuations in foreign exchange rates.

       Professional services and other revenues grew 24% in 2003 compared to 2002 primarily due to a $14.8 million increase in consulting revenues as a result of our increased focus on our consulting business by expanding the breadth and depth of solutions we offer our clients. The decline in professional services and other revenues in 2002 compared to 2001 was primarily due to a decrease in training revenues attributable to reduced customer spending and travel in response to the general economic slowdown in 2002.

   Geographic Revenues Mix

       The following shows the geographic mix of total revenues.

	For the Year Ended
	December 31,

	2003	2002	2001

Europe	49%	47%	53%
Americas	43%	47%	40%
Rest of world	8%	6%	7%

Total revenues	100%	100%	100%

       European revenues increased as a percentage of total revenues in 2003 compared to 2002 primarily due to favorable fluctuations in the euro and the British pound and a rebound in the European economy. European revenues decreased as a percentage of total revenues in 2002 compared to 2001 primarily due to an economic downturn in Europe during 2002.

       Revenues from the Americas decreased as a percentage of total revenues in 2003 compared to 2002 primarily because of the growth in European revenues in U.S. dollars. Revenues from the Americas increased as a percentage of total revenues in 2002 compared to 2001 primarily because the information technology spending environment was worse in Europe in 2002 than in the United States. Our geographic revenues mix is further described in Note 12 to our consolidated financial statements.

Operating Income Margin

   Summary

       Our operating margin decreased by 4% of total revenues in 2003 compared to 2002 primarily due to a one-time, non-cash $28.0 million expense of in-process technology resulting from the Crystal Decisions Acquisition, which represented 5% of total revenues for 2003. In addition, sales and marketing expenses decreased by 4% of total revenues in 2003 compared to 2002, offset by a 2% of total revenues increase of general and administrative expenses and a 1% of total revenues increase in cost of service revenues.

       Operating margin decreased by 4% in 2002 compared to 2001 primarily due to increased research and development expenses related to the acquisition and integration of Acta as we added Acta’s data integration product family to our suite of Business Intelligence products.

       The following table shows gross margin and operating expenses as a percentage of total revenues.

	For the Year Ended,
	December 31,

	2003	2002	2001

Total revenues	100%	100%	100%

Gross margin	83	84	84
Operating expenses:
Sales and marketing	45	49	49
Research and development	17	17	13
General and administrative	8	6	6
Acquired in-process research and development	5	—	—
Restructuring	1	1	—
Goodwill amortization	—	—	1

Total operating expenses	76	73	69

Income from operations	7%	11%	15%

   Cost of Revenues

       Cost of revenues remained relatively constant as a percentage of total revenues for 2003, 2002 and 2001.

       Cost of net license fees increased to 2% of net license fees in 2003 compared to 1% of net license fees in 2002 and 2001 primarily due to the amortization of developed technology acquired through the acquisitions of Crystal Decisions and Acta in 2003 and 2002, respectively.

       Cost of service revenues decreased to 31% of service revenues in 2003 compared with 34% in 2002 and 38% in 2001 primarily because we better utilized our existing capacity as service revenues increased and higher margin maintenance revenues represented a larger percentage of total service revenues.

       As a result of the application of the purchase method of accounting, we were unable to recognize a portion of the deferred revenues recorded on Crystal Decisions’ consolidated balance sheet on the date of acquisition. As we will perform the services corresponding to the deferred revenues that we were unable to recognize, we expect cost of service revenues may increase as a percentage of service revenues in 2004.

       We expect that the cost of net license fees and the cost of service revenues will increase in the future due to the amortization of developed technology, and maintenance and support contract intangible assets acquired in the Crystal Decisions Acquisition.

   Sales and Marketing Expenses

       Sales and marketing expenses decreased by 4% of total revenues in 2003 compared to 2002 primarily because a lower amount of sales and marketing expenses than revenues were denominated in foreign currencies. Sales and marketing expenses remained constant as a percentage of total revenues in 2002 compared to 2001.

   Research and Development Expenses

       Research and development expenses remained constant as a percentage of total revenues at 17% in 2003 and 2002. Research and development expenses increased by 4% of total revenues in 2002 compared to 2001 primarily due to increased expenses related to the acquisition and integration of Acta as we added Acta’s data integration product family to our suite of Business Intelligence products.

   General and Administrative Expenses

       General and administrative expenses increased as a percentage of revenues in 2003 compared to 2002 primarily due to increased employee related costs, integration expenses related to our acquisition, and expenses related to the former Crystal Decisions business during the 20 days that we operated as a combined company in 2003. General and administrative expenses remained relatively constant as a percentage of revenues in 2002 compared to 2001. We incurred higher legal expenses related to patent litigation and increased salary expenses in 2002 compared with 2001, which were partially offset by a $1.1 million reversal of bad debt expense in 2002 based on a review of outstanding invoices and the age of receivables.

   Acquired In-process Research and Development

       In-process research and development (“IPR&D”) represents projects that had not reached technological feasibility and had no future alternative uses at the time of an acquisition. In the fourth quarter of 2003, at the time of the Crystal Decisions Acquisition, we classified certain Crystal Decisions products in development as IPR&D in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, (“FIN 4”). The majority of value of IPR&D related to the development and completion of versions 10 and 11 of Crystal Decisions products. The nature of the efforts required to develop the IPR&D into commercially viable products included the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the products meet their design specifications, including functions, features and technical performance requirements. At December 11, 2003, version 10 products were approximately 89% complete, with estimated costs to complete of approximately $3.2 million. At the time of the Crystal Decisions Acquisition, management expected version 10 products to be completed by June 30, 2004. At December 11, 2003, version 11 products were approximately 8% complete, with estimated costs to complete of approximately $25.8 million. Management expects version 11 products to be completed by the end of 2004. We cannot be sure that we will complete version 10 and version 11 products when anticipated. There was no significant change to the above information from December 11, 2003 to December 31, 2003. In 2002, we expensed $2.0 million of IPR&D in connection with our acquisition of Acta. IPR&D expense is only expected to be incurred in periods in which acquisitions occur.

   Restructuring Costs

       Crystal Decisions Acquisition Restructuring. In December 2003, we approved and committed Business Objects to a restructuring plan to eliminate duplicative activities, focus on strategic products and reduce the company’s cost structure as a result of the Crystal Decisions Acquisition. This resulted in an expense of $7.8 million related to pre-acquisition Business Objects. Restructuring costs related to Crystal Decisions did not affect results of operations as they were included as a cost of the acquisition.

       We plan to pay the $7.8 million in severance and other associated benefits related to pre-acquisition Business Objects during 2004. In addition, we expect estimated additional charges of approximately $5.5 million in 2004 related to the exit of duplicative facilities related to pre-acquisition Business Objects. Of this amount, $3.3 million were considered to be restructuring charges under the definition of FAS 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”) and will be charged to restructuring costs within operating expenses on the statement of income. The remaining estimated $2.2 million will be charged to regular operating expenses.

       The balance of the accrued restructuring charges related to employee severance for the pre-acquisition Business Objects organization were as follows at December 31, 2003 (in millions):

Restructuring costs	$7.8
Less non cash stock based compensation	(0.3)
Impact of foreign currency exchange rates on translation of accrual	0.3

Balance at December 31, 2003	$7.8

       We estimate cost savings of approximately $20.0 million related to terminated employees and abandoned facilities in the full year following completion of the restructuring plan.

       Other Restructurings. In 2002 we implemented a restructuring plan to eliminate approximately 50 positions in our European field operations to better align the revenues and cost structure in Europe in response to the region’s overall weak information technology spending environment. In addition, we eliminated excess office space in France, Italy, Spain and Switzerland. The total expense related to the involuntary termination of employees and the exit of facilities was $3.9 million. The remaining $0.5 million accrual as of December 31, 2003 represented estimated remaining legal costs or payments to terminated employees who have initiated legal action against us.

       The following table summarizes the accrued restructuring costs related to the 2002 restructuring plan at December 31, 2003 (in millions of dollars):

	Severance
	and Other	Estimated
	Employee	Cost of
	Termination	Excess
	Benefits	Office Space	Total

Restructuring charge	$3.1	$0.8	$3.9
Adjustments to original plan	(0.5)	(0.1)	(0.6)
Additional restructuring charges	0.7	—	0.7
Cash payments	(2.3)	(0.5)	(2.8)
Impact of foreign currency exchange rates on translation of accrual	0.2	—	0.2

Balance at December 31, 2002	$1.2	$0.2	$1.4
Adjustments to the original plan	(0.1)	—	(0.1)
Cash payments during the first quarter of 2003	(0.8)	(0.2)	(1.0)
Impact of foreign currency exchange rates on translation of accrual	0.2	—	0.2

Balance at December 31, 2003	$0.5	$—	$0.5

Interest and Other Income, Net

       Interest and other income, net was composed of the following (in millions of dollars):

	For the Year Ended
	December 31,

	2003	2002	2001

Net interest income	$7.1	$7.7	$8.4
Patent infringement settlement income, net of litigation expenses:
Cognos (net of $3.1 million in legal fees in 2002)	7.0	10.4	—
Brio	—	1.5	2.5
Net foreign exchange losses	(0.4)	(0.7)	—
Other income (expense), net	0.6	0.1	(0.4)

Interest and other income, net	$14.3	$19.0	$10.5

       Under the terms of the agreement to settle our patent infringement lawsuit against Cognos, Cognos licensed the rights to our technology under U.S. Patent No. 5,555,403 in exchange for payments totaling $24.0 million. The license covers both past and future use of our technology.

We received a $10.0 million first installment representing past use during June 2002 and classified this payment as interest income and other, net in our 2002 consolidated statement of income, net of $3.1 million of related legal expenses. The remaining balance represented Cognos’ future use of our patented technology and is due in eight quarterly installments of $1.75 million, which commenced in the quarter ended September 30, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments over the next two years, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, we will recognize the remaining settlement as net other income once the amounts become due. In 2003, we recognized $7.0 million in net other income related to the Cognos settlement. For 2002, we recognized net other income of $10.4 million related to the Cognos settlement, comprised of the $6.9 million June 2002 net payment plus two quarterly installments of $1.75 million each received in July and October 2002.

       We settled our patent infringement lawsuit against Brio in September 1999. As part of the settlement, we dismissed our pending lawsuit against Brio involving our U.S. Patent No. 5,555,403 and Brio dismissed its pending lawsuit against us involving U.S. Patent No. 5,915,257 and agreed to pay us $10.0 million payable quarterly in $1.0 million payments beginning September 30, 1999. We received and recognized $1.5 million during 2002, as compared to $2.5 million in 2001 and $4.0 million in 2000. As of December 31, 2002, the settlement was paid in full.

Income Taxes

       Our effective tax rate was 58% in 2003, 39% in 2002 and 38% in 2001. The increases in 2003 and 2002 were due to the nondeductibility of IPR&D expense incurred as a result of the Crystal Decisions Acquisition and the acquisition of Acta.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

       Our principal source of liquidity is our operating cash flow. The following shows our cash flow and changes in cash, cash equivalents and short-term investments (in millions of dollars).

	For the Years Ended
	December 31,

	2003	2002	2001

Cash flow provided by operations	$98.5	$67.2	$80.9
Cash flow used by investing activities	(134.4)	(118.1)	(34.4)
Cash flow provided by financing activities	29.1	9.5	5.0
Effects of changes in currency exchange rates on cash and cash equivalents	8.2	35.0	(10.6)
Change in short-term investments	(46.6)	46.7	—

Net increase (decrease) in cash, cash equivalents and short-term investments	$(45.2)	$40.3	$40.9

       For all periods presented our operations have funded themselves. The increase in net cash provided by operating activities from 2002 to 2003 was primarily due to increases in revenues, especially in services where our installed customer base continued to expand and more customers chose to renew their support contracts, and from cash received as deferred maintenance revenues. The decrease in net cash provided by operating activities from 2001 to 2002 was primarily due to the increases in our costs of sales for services and our operating expenses, particularly our research and development expenses which grew from 13% of revenues to 17% of revenues, and to restructuring payments in 2002.

       The increase in net cash used by investing activities from 2002 to 2003 was primarily due to the Crystal Decisions Acquisition, net of the acquired cash of $178.3 million, partially offset by the sale of short-term investments for $53.7 million. The increase in net cash used by investing activities from 2001 to 2002 was primarily due to the acquisition of Acta for $62.5 million net of acquired cash and the purchase of short-term investments for $45.2 million.

       The increases in net cash provided by financing activities were primarily due to the issuance of ordinary shares for $29.7 million in 2003, $15.5 million in 2002 and $10.1 million in 2001, respectively, which were offset by treasury shares purchased for $4.1 million in 2002 and $4.4 million in 2001.

       The following table shows our cash ,cash equivalents and short-term investment resources (in millions of dollars):

	At December 31,

	2003	2002	2001

Cash, cash equivalents and short-term investments	$235.4	$280.6	$240.4

       At December 31, 2003, $170.6 million of our $235.4 million in cash and cash equivalents was denominated in currencies other than the U.S. dollar. During 2003, our cash was positively impacted by changes in foreign currency exchange rates. However, fluctuations in foreign currency exchange rates could have a negative impact on our cash balances in the future.

Future Liquidity Requirements

       Changes in the demand for our products and services could impact our operating cash flow. However, based on our forecasts, we believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements for the foreseeable future. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances which we believe would be available on reasonable terms. In order to provide flexibility to obtain cash availability on a short-term basis, we obtained a €60.0 million short-term line of credit in the fourth quarter of 2003 which can be drawn in euros, U.S. dollars or Canadian dollars to support our cash management practices. Drawings are limited to advances in duration of 10 days to 12 months. The agreement restricts certain of our activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At December 31, 2003, we had not used this line of credit. In addition, we assumed an overdraft credit facility from Crystal Decisions that provides up to Canadian $2.0 million credit for certain overdrafts plus a foreign exchange forward trading line supporting notional contracts between Canadian $4.0 million and $6.0 million. This overdraft credit facility is secured by a Canadian $2.0 million deposit plus interest earned thereon which is classified as current restricted cash.

Contractual Obligations

       The following table summarizes our outstanding contractual obligations as of December 31, 2003.

	Payments due by Period

Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years

	(in millions)
Operating leases	$191.9	$33.4	$56.8	$50.6	$51.1
French profit sharing plan	5.8	5.8	—	—	—

Total contractual cash obligations	$197.7	$39.2	$56.8	$50.6	$51.1

       We expect to pay for our operating lease and profit sharing commitments from our operating cash flow.

Guarantees

       From time to time, we enter into certain types of contracts that require us to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us and (iii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement.

       The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of December 31, 2003 or 2002.

       Additionally, we warrant that our software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the software is sold. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified warranty issues based on historical activity. To date we have had no material warranty claims. Due to thorough product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, we have not recorded a warranty accrual to date.

       We have entered into certain real estate leases that require us to indemnify property owners against certain environmental and other liabilities and other claims.

       Environmental Liabilities. We only engage in the development, marketing and distribution of software, and we have never had any environment related claim. Therefore, the likelihood of incurring a loss related to these environmental indemnifications is remote and thus we are unable to reasonably estimate the amount. Therefore, we have not recorded a related liability in accordance with the recognition and measurement provisions of FAS 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

       Other Liabilities and Other Claims. We are responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, we measured the fair value of these obligations and determined them to be immaterial.

ACQUISITIONS

Crystal Decisions Acquisition

Transaction

       The total purchase price of $1.229 billion consisted of $307.6 million in cash, $768.6 million in shares issued, $139.1 million in stock options assumed and $13.9 million in direct transaction costs. The total purchase price was allocated to the following fair values of Crystal Decisions’ assets and liabilities at December 11, 2003 (in millions of dollars):

Net tangible assets acquired	$60.8
Amortizable intangible assets acquired	142.7
Deferred compensation on unvested stock options	19.8
In-process technology	28.0
Goodwill	978.0

Total purchase price	$1,229.3

Restructuring

       Prior to the Crystal Decisions Acquisition, we began to assess and formulate a plan to restructure the combined company’s operations to eliminate duplicative activities, focus on strategic products and reduce the company’s cost structure. Our board of directors approved and committed to the plan shortly after the completion of the acquisition. The restructuring charge is also discussed in detail in Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

       In 2003, we accrued severance-related costs in connection with the involuntary termination of employees and other restructuring costs in connection with the abandonment of facilities. Qualifying restructuring expenses related to Crystal Decisions were accounted for in the purchase price allocation. However, restructuring charges related to Business Objects were expensed. We incurred $7.8 million in restructuring expenses related to pre-acquisition Business Objects in 2003. In addition, we expect to incur charges of approximately $5.5 million in 2004 related to the exit of duplicative facilities that were occupied by Business Objects prior to the Crystal Decisions Acquisition. Of this amount, $3.3 million are expected to be considered restructuring charges under the definition of FAS 146 and charged to restructuring costs within operating expenses on the statement of income. The remaining estimated $2.2 million are expected to be charged to the applicable operating expense category.

       The restructuring accruals were based on our best estimates. However, if actual amounts paid for the Crystal Decisions restructuring activities differ from those we estimated, the purchase price allocation may be adjusted in future periods. If actual amounts paid for the restructuring related to pre-acquisition Business Objects differ from those we estimated, our liability would be adjusted as an increase or decrease to expense in the period that we change the estimate.

       As of December 31, 2003, we had paid approximately $1.1 million related to the Crystal Decisions restructuring. We expect to pay the remaining liability during 2004. The balance of the accrued restructuring charges related to Crystal Decisions were as follows at December 31, 2003 (in millions of dollars):

	Employee
	Severance	Costs to
	and Related	Abandon
	Benefits	Facilities	Total

Restructuring costs	$10.8	$2.7	$13.5
Cash payments	(1.1)	—	(1.1)

Balance at December 31, 2003	$9.7	$2.7	$12.4

Acquisition of Acta

Transaction

       On August 23, 2002, we acquired Acta, a privately held data integration software vendor. The acquisition provided us with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications. The acquisition and the accounting for the transaction are also described in detail in Note 4 to the Consolidated Financial Statements.

       The purchase price of $65.5 million in cash was allocated to the following fair values of Acta’s net tangible and intangible assets as of the date of the acquisition:

(In millions of dollars)
Net tangible assets acquired	$(5.3)
In-process technology	2.0
Other intangible assets	7.2
Goodwill	61.6

Total purchase price	$65.5

Restructuring

       Immediately prior to our acquisition of Acta, Acta’s management initiated and approved plans to restructure Acta’s operations. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with existing general economic conditions. Acta capitalized approximately $13.5 million of restructuring costs which were recorded as liabilities as part of the purchase price allocation. The restructuring liability consisted primarily of severance, other employee benefits and costs of vacating duplicate facilities.

       During 2003 the lease for Acta’s Mountain View, California facility was terminated through an action to take the property by eminent domain by the Santa Clara Valley Transportation Authority. Upon termination of the lease, the remaining $2.7 million accrual related to this facility was reversed as an adjustment to goodwill.

       The balance of the accrued restructuring charges was capitalized as a cost of the acquisition and was as follows on December 31, 2003 (in millions of dollars):

	Employee Severance	Leasehold Abandonment
	and Other	and Write-off of
	Related Benefits	Property and Equipment	Total

Restructuring costs	$4.4	$9.1	$13.5
Cash payments	(4.4)	(1.1)	(5.5)
Non-cash charges	—	(1.2)	(1.2)

Balance at December 31, 2002	—	6.8	6.8
Cash payments during 2003	—	(3.4)	(3.4)
Reversal of shutdown accrual	—	(2.7)	(2.7)

Balance at December 31, 2003	$—	$0.7	$0.7

       The remaining accrual of $0.7 million at December 31, 2003 was for estimated future minimum lease payments for Acta’s U.K. facility, which includes payments until 2005.

OFF-BALANCE SHEET ARRANGEMENTS

       We did not have any off-balance sheet arrangements at December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

       See Note 1 — Organization and Summary of Significant Accounting Policies — to the Consolidated Financial Statements in Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES

       Our financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

•	Recognition of revenues

•	Business combinations

•	Restructuring accruals

•	Impairment of long-lived assets

•	Contingencies and litigation

•	Allowances for doubtful accounts

•	Deferred Income tax assets

       We have reviewed these critical accounting policies and related disclosures with our Audit Committee. See the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, which contain additional information regarding our accounting policies and estimates.

Recognition of Revenues

       Our revenue recognition policy is significant because revenues are a key component of our results from operations. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments and estimates affect the application of the revenue policy.

       We enter into arrangements for the sale of 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

       For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, we defer recognition of revenues until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, we use the residual method, under which revenues are allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and we allocate the residual amount of revenues to the delivered elements.

       For those contracts that consist solely of license and maintenance we recognize net license fees based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon our price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by our customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate we charge for maintenance on license agreements with a stated renewal rate is similar to the rate we charge for maintenance on license agreements without a stated renewal rate.

       Services can consist of maintenance, training and/or consulting services. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, we recognize both the net license fees and service revenues under the arrangement under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which we have concluded that the service element is not essential to the other elements of the arrangement we determine whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether we have sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon average daily rates. As previously noted, we enter into contracts for services alone and such contracts are on a time and material basis.

       For sales to resellers, value added resellers and strategic system integrators, we provide no right of return or price protection. We do not accept orders from these partners when we are aware that the partner does not have a purchase order from an end-user. For sales to distributors that have a right of return, we recognize revenues as the products are sold to the distributor and we reserve an amount equal to our estimate of all products subject to rights of return. Some of the factors that we consider in determining this estimate include historical experience of returns received and level of inventory in the distribution channels. The reserve reduces the revenues and the related receivables. For sales to original equipment manufacturers, we recognize revenues when the original equipment manufacturer reports sales that have occurred to an end user customer, provided that collection is probable. Some original equipment manufacturer arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the original equipment manufacturer reports sales that have occurred to an end user customer, in accordance with the contractual terms.

       Deferred revenues represent amounts under license and service arrangements for which the earnings process has not been completed. These amounts relate primarily to provision of maintenance and technical support services with future deliverables and arrangements where specified customer acceptance has not yet occurred.

Business Combinations

       We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, including IPR&D, based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates, such as restructuring accruals associated with the accounting for acquisitions, may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Restructuring Accruals

       In 2003 and 2002 we recorded charges to restructure our business. These charges included estimated expenses for employee severance and outplacement costs, lease cancellations, and other restructuring costs. The process to estimate these costs is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of provisions already recorded.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

       We evaluate our identifiable goodwill, intangible assets and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Future impairment evaluations could result in impairment charges, which would result in an expense in the period of impairment and a reduction in the carrying value of these assets.

Contingencies and Litigation

       We evaluate contingent liabilities including threatened or pending litigation in accordance with FAS No. 5, “Accounting for Contingencies”. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates could have a material impact on our results of operations and financial position. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for a description of our material legal proceedings.

Allowances for Doubtful Accounts

       We make judgments regarding our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our future results of operations could be materially affected.

Deferred Income Tax Assets

       We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. A full valuation allowance against net deferred tax assets in the United States is maintained because of no history of taxable income, largely because of tax deductions attributable to employee stock option exercises. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance relates to benefits from the exercise of employee stock options and deferred tax assets of acquired companies. If these tax benefits are realized, the valuation allowance reduction would result in an increase to additional paid in capital or a decrease to goodwill, respectively.

Factors Affecting Future Operating Results

Risks Related to the Crystal Decisions Acquisition

We may not realize the benefits that we anticipate from the Crystal Decisions Acquisition within the time periods that we expect, or at all, because of integration and other challenges.

       On December 11, 2003, we acquired Crystal Decisions for total consideration of $307.6 million in cash and approximately 23.3 million of our ADSs. If we fail to successfully integrate Crystal Decisions into our operations or fail to realize any of the anticipated benefits of the acquisition, our business and results of operations could be severely harmed. Realizing the benefits of the acquisition will depend in part on the integration of our operations, people and technology. This integration effort is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business. We may be unable to integrate the two companies successfully in a timely manner, if at all.

       Combining our product offerings is a complex and lengthy process involving a number of intermediate steps in which we will seek to achieve increasing degrees of integration of our products. We have informed our customers of our expected timing for various key milestones in our product integration efforts. Technical or other challenges in integrating our products could delay or prevent the successful integration of our products or cause us to incur unanticipated costs. If we fail to achieve one or more of these milestones as planned, our ability to market our products and our revenues and operating results could be seriously harmed.

       To market our products effectively, we will need to train sales and marketing employees who have historically marketed either Business Objects or Crystal Decisions products and services to market our combined product and service offerings. While we are devoting significant efforts to training our employees to market our combined products, we cannot be sure that these efforts will be successful. If we do not successfully integrate and train our sales and marketing force, our ability to market our products and services and our revenues could suffer.

       The challenges involved in this integration effort also include the following:

•	demonstrating to our customers that the acquisition will not result in adverse changes in our client service standards or business focus;

•	preserving distribution, marketing or other important relationships of both companies and resolving potential conflicts that may arise;

•	coordinating and rationalizing research and development efforts to integrate our overlapping products and technologies successfully;

•	integrating the research and development teams, which is made more difficult because they are located in disparate geographies;

•	aligning the business cultures of the two companies while maintaining employee morale and retaining key employees;

•	dedicating the significant management attention and financial resources needed to integrate the two companies without harming existing businesses;

•	consolidating and rationalizing information technology, enterprise resource planning and administrative infrastructures while avoiding significant errors, delays or other break- downs in our business processes such as order processing or technical support; and

•	managing a more complex corporate structure which requires additional resources for such responsibilities as tax planning, foreign currency management, financial reporting and risk management.

The market price of our shares may decline as a result of the Crystal Decisions Acquisition.

       A number of factors could cause the market price of our shares to decline as a result of the Crystal Decisions Acquisition, including if:

•	our integration effort is not completed in a timely and efficient manner;

•	our assumptions about the business model and operations of Crystal Decisions were incorrect, or its role in our business does not develop as we planned;

•	the effect of the Crystal Decisions Acquisition on our financial results is not consistent with the expectations of financial or industry analysts; or

•	shareholders that hold relatively large interests in our company decide to dispose of their shares because the results of the Crystal Decisions Acquisition are not consistent with their expectations.

Charges to earnings resulting from the Crystal Decisions Acquisition may adversely affect the market value of our shares.

       In accordance with U.S. GAAP, we have accounted for the Crystal Decisions Acquisition using the purchase method of accounting. The impact of one-time and future charges associated with this acquisition, including any charges for impairment of goodwill, could have a material adverse effect on the market value of our shares. Under purchase accounting, we recorded as the cost of the transaction the market value of the acquisition consideration and the amount of direct transaction costs. We have allocated the cost of the transaction to our net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development, based on their fair values as of the date of completion of the transaction, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development was expensed in the three months ended December 31, 2003. We expect to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition, which will reduce our operating results through 2008. In addition, we recorded goodwill of $978 million in connection with the Crystal Decisions Acquisition. If this goodwill, other intangible assets with indefinite lives or other assets acquired in the Crystal Decisions Acquisition become impaired, we may be required to incur material charges relating to the impairment of those assets. Any significant impairment charges will have a negative effect on our operating results and could reduce the market price of our shares.

       In addition, we expect to incur restructuring expenses and other charges to exit duplicative facilities during 2004, which we currently estimate to be approximately $5.5 million. We cannot be sure that these expenses and charges will not be higher than we currently anticipate. Our results of operations could be adversely affected by these and any additional restructuring expenses and charges.

The Crystal Decisions Acquisition could have an adverse effect on our revenues and profitability in the near term if customers delay, defer or cancel purchases as a result of the transaction.

       In response to the Crystal Decisions Acquisition and our product transition announcements, customers may seek to cancel existing purchases or delay or defer purchasing decisions which could have an adverse effect on our business. Prospective customers could determine not to purchase our products or services until we have demonstrated our ability to integrate our products with Crystal Decisions’ or until we release one or more future products that integrate capabilities and features of both Business Objects’ and Crystal Decisions’ products. In addition, prospective customers could be reluctant to purchase licenses for our products or services if the customers are uncertain about our strategic direction, the continuation of specific product offerings or our willingness to support and maintain existing products. These factors could cause a significant customer or a significant number of customers not to purchase or to delay purchase decisions, which could have an adverse effect on our results of operations and quarterly revenues such that they could be substantially below the expectations of market analysts, which could reduce the market price of our shares.

Uncertainty regarding the effects of the Crystal Decisions Acquisition could cause our strategic partners or key employees to make decisions which could adversely affect our business and operations.

       Some of our original equipment manufacturers, distributors and other strategic partners could decide to terminate their existing arrangements, or fail to renew those arrangements, as a result of the Crystal Decisions Acquisition. In addition, our key employees may decide to terminate their employment due to the Crystal Decisions Acquisition and other employees may experience uncertainty about their future with us, which could adversely affect our ability to retain key management, sales, technical and marketing personnel.

     Risks Related to Our Business

Our quarterly operating results will be subject to fluctuations.

       Historically, both our quarterly operating results and Crystal Decisions’ quarterly operating results have varied substantially from quarter to quarter, and we anticipate that this pattern will continue as we operate as a combined company. The fluctuation occured principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we expect to receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until the fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchasing decisions in anticipation of our new pricing structure and integrated product line, which reflects both Business Objects and Crystal Decisions products, other new products, product enhancements or platforms or in response to announced pricing changes by us or our competitors;

•	we expect our revenues to vary based on the mix of products and services of, and the amount of consulting services, our customers orders;

•	we partly depend on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we expect our revenues to be sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise.

       General market conditions and other domestic or international macroeconomic and geopolitical factors unrelated to our performance also affect our quarterly revenues and operating results. For these reasons, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicative of our future performance.

The market price of our shares will be susceptible to changes in our operating results and to stock market fluctuations.

       Our operating results may be below the expectations of public market analysts and investors; and therefore, the market price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations in recent periods, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. The market fluctuations have affected our stock price in the past and could affect our stock price in the future.

We may be unable to sustain or increase our profitability.

       While both Crystal Decisions and we were profitable in our most recent fiscal quarters absent the impact of the one-time acquisition related expenses, our ability to sustain or increase profitability on a quarterly or annual basis as a combined company will be affected by changes in our business. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are insufficient for us to sustain profitability.

If we overestimate revenues, we may be unable to reduce our expenses to avoid or minimize a negative impact on our quarterly results of operations.

       Our revenues will be difficult to forecast and are likely to fluctuate significantly from quarter to quarter. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues and our business, results of operations and financial condition could be harmed.

       In addition, because our costs will be relatively fixed in the short term, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly results of operations if anticipated revenues are not realized. As a result, our quarterly results of operations could be worse than anticipated.

Our market is highly competitive and competition could harm our ability to sell products and services and reduce our market share.

       The market in which we compete is intensely competitive, highly fragmented and characterized by changing technology and evolving standards. Our competitors may announce new products, services or enhancements that better meet the needs of customers or changing industry standards. Increased competition may cause price reductions and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

       Some of our competitors may have greater financial, technical, sales, marketing and other resources. In addition, some of these competitors may enjoy greater name recognition and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. Moreover, some of our competitors, particularly companies that offer relational database management software systems, enterprise resource planning software systems and customer relationship management systems may have well-established relationships with some of our existing and targeted customers. This competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced revenues and reduced gross margins.

       Additionally, we may face competition from many companies with whom we have strategic relationships, including Hyperion Solutions Corporation, International Business Machines Corporation, Lawson Software, Inc., Microsoft Corporation, PeopleSoft, Inc. and SAP AG, all of whom offer Business Intelligence products that compete with our products. For example, Microsoft has extended its SQL Server Business Intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. These companies could bundle their Business Intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products will be specifically designed and targeted to the Business Intelligence software market, we may lose sales to competitors offering a broader range of products.

Acquisitions of, or other strategic transactions by, our competitors could weaken our competitive position or reduce our revenues.

       If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in October 2003, Hyperion acquired Brio Software. Furthermore, companies larger than ours could enter the market through internal expansion or by strategically aligning themselves with one of our competitors and providing products that cost less than our products. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, resellers, original equipment manufacturers or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products.

We have strategic relationships with Microsoft and SAP which, if terminated, could reduce our revenues and harm our operating results.

       As a result of the Crystal Decisions Acquisition, we have additional strategic relationships with Microsoft and SAP that enable us to bundle our products with those of Microsoft and SAP, and we are also developing certain utilities and products to be a part of Microsoft’s and SAP’s products. We will have limited control, if any, as to whether Microsoft or SAP will devote adequate resources to promoting and selling our products. Microsoft and SAP have designed their own Business Intelligence software. If either Microsoft or SAP reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or increases its selling efforts of its own Business Intelligence software, our revenues and operating results may be reduced. For example, recently Microsoft began actively marketing its reporting product for its SQL Server Business Intelligence platform.

We target our products solely to the Business Intelligence software market and, if sales of our products in this market decline, our operating results will be seriously harmed.

       We generate substantially all of our revenues from licensing, support and service fees in conjunction with the sale of our products in the Business Intelligence software market. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the Business Intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or other reasons, our operating results would suffer.

If the market in which we sell Business Intelligence software does not grow as anticipated, our future profitability could be negatively affected.

       The Business Intelligence software market is still emerging, and our success depends upon the growth of this market. Our potential customers may:

•	not fully value the benefits of using Business Intelligence products;

•	not achieve favorable results using Business Intelligence products;

•	experience technical difficulty in implementing Business Intelligence products; or

•	use alternative methods to solve the problems addressed by Business Intelligence software.

       These factors may cause the market for Business Intelligence software not to grow as quickly or become as large as we anticipate, which may adversely affect our revenues.

If the current economic uncertainty continues, our customers may reduce, delay or cancel purchases of our products and services, in which case our results of operations will be harmed.

       We cannot predict what impact the current economic uncertainty will have on the Business Intelligence software market or our business, but it may result in fewer purchases of licenses of our software, extended sales cycles, downward pricing pressures or lengthening of payment terms. Our customers may also discontinue their renewals of our maintenance and technical support services due to shrinking budgets. If our customers reduce, delay or cancel purchases of our products and services, our results of operations will be harmed.

Our software may have defects and errors which may lead to a loss of revenues or product liability claims.

       Our products and platforms are internally complex and may contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered after commercial release of either new versions or enhancements of our products and platforms:

•	potential customers may delay purchases;

•	customers may react negatively, which could reduce further sales;

•	our reputation in the marketplace may be damaged;

•	we may have to defend product liability claims;

•	we may be required to indemnify our customers, distributors, original equipment manufacturers or other resellers;

•	we may incur additional service and warranty costs; and

•	we may have to divert additional development resources to correct the defects and errors.

       If any or all of the foregoing occur, we may lose revenues, incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

We may have difficulties providing and managing large-scale deployments, which could cause a decline or delay in recognition of our revenues and an increase in our expenses.

       We generally depend on large-scale deployments of our products for a substantial portion of our revenues. We may have difficulty managing the timeliness of these large-scale deployments and our internal allocation of personnel and resources. Any difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services, which could cause a decline in or delay in recognition of revenues, and could cause us to increase our research and development and technical support costs, either of which could adversely affect our operating results.

       In addition, we generally have long sales cycles for our large-scale deployments. During a long sales cycle, events may occur that could affect the size, timing or completion of the order. For example, the potential customer’s budget and purchasing priorities may change, the economy may experience a downturn or new competing technology may enter the marketplace, any of which could reduce our revenues.

The software market in which we operate is subject to rapid technological change and new product introductions, which could negatively affect our product sales.

       The market for Business Intelligence software is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. To be successful, we must develop new products, platforms and enhancements to our existing products that keep pace with technological developments, changing industry standards and the increasingly sophisticated requirements of our customers. If we are unable to respond quickly and successfully to these developments and changes, we may lose our competitive position. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Further, if we do not adequately time the introduction or the announcement of new products or enhancement, to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements, our customers may defer or forego purchases of our existing products.

We are currently a party to several lawsuits with MicroStrategy. The prosecution of these lawsuits could have a substantial negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.

       On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. Our complaint requests that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We have appealed the Court’s judgment to the Court of Appeals for the Federal Circuit and anticipate a ruling on the appeal in early 2005.

       On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleges that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 originally set for April 12, 2004 has been continued by the Court to June 2004.

       In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortuous interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations started on October 20, 2003. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission and has yet to rule. The only relief which remains available under the Court’s prior rulings is for an injunction. MicroStrategy also seeks an award of its attorneys’ fees in an undisclosed amount, should they prevail on the injunction claim. We do not believe that any attorneys’ fees awarded will be material. We believe that MicroStrategy’s claims are meritless and will continue to defend the lawsuits vigorously.

       On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleges that the Crystal Decisions software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. Our investigation of this matter is at a preliminary stage and no discovery has been obtained. As a result, we are not in a position to opine as to the merits of the suit or the potential exposure to us. We intend vigorously to defend this case.

       We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to defend ourselves vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to certain of these suits is ongoing, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy. Litigation such as the suits MicroStrategy has brought against us can take years to resolve and can be expensive to defend. An adverse judgment, if entered in favor of any MicroStrategy claim, could seriously harm our business, financial position and results of operations and cause our stock price to decline substantially. In addition, the MicroStrategy litigation, even if ultimately determined to be without merit, will be time consuming to defend, divert our management’s attention and resources and could cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the MicroStrategy allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

We are a party to litigation with Vedatech Corporation and in the event of an adverse judgment against us, we may have to pay damages, which could adversely affect our financial position and results of operations.

       We became a party to the following action when we acquired Crystal Decisions in December 2003. In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received a notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into court.

       In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In October 2003, Crystal Decisions (UK), Crystal Decisions (Japan) K.K. and Crystal Decisions, Inc. filed an application with the High Court of Justice claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place in January 2004 to determine whether the injunction should be granted. The hearing was continued, and concluded on March 9, 2004. The court has not yet rendered its decision, and we cannot assure you that the outcome will be favorable to us.

       Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, an ultimate damage award could adversely affect our financial position, liquidity and results of operations.

We are a party to litigation with Informatica and, in the event of an adverse judgment against us, we may have to pay damages or be prevented from selling some of our products, which could adversely affect our financial position and results of operations.

       On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s U.S. Patents Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. We intend to defend ourselves vigorously. The potential costs associated with an adverse outcome of this matter cannot be reasonably estimated at this time. The August 16, 2004 trial date previously set by the Court has been vacated.

       Although we believe that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and that fact that this litigation is ongoing, we cannot assure you that we will prevail. Should Informatica ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and be required to pay damages.

The protection of our intellectual property rights is crucial to our business and, if third parties use our intellectual property without our consent, our business could be damaged.

       Our success is heavily dependent on protecting intellectual property rights in our proprietary technology, which is primarily our software. It is difficult for us to protect and enforce our intellectual property rights for a number of reasons, including:

•	policing unauthorized copying or use of our products is difficult and expensive;

•	software piracy is a persistent problem in the software industry;

•	our patents may be challenged, invalidated or circumvented; and

•	our shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions.

       In addition, the laws of many countries do not protect intellectual property rights to as great an extent as those of the United States and France. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary technology due to piracy and misappropriation. For example, we began doing business in the Peoples Republic of China recently, where the status of intellectual property law is unclear, and we may expand our presence there in the future.

       Although our name, together with our logo, is registered as a trademark in France, the United States and a number of other countries, we may have difficulty asserting our trademark rights in the name “Business Objects” as some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police the unauthorized use of our name or otherwise prevent our name from becoming a part of the public domain.

       We are involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. For example, we are currently involved in a patent infringement action with MicroStrategy.

Third parties have asserted that our technology infringes upon their proprietary rights, and other may do so in the future, which has resulted in costly litigation and could adversely affect our ability to distribute our products.

       From time to time, companies in the industry in which we compete receive claims that they are infringing upon the intellectual property rights of third parties. We believe that software products that are offered in our target markets will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and product functionalities begin to overlap. For example, we are defending one patent infringement suit brought by Informatica, one brought by MicroStrategy against us and one brought by MicroStrategy against Crystal Decisions.

       The potential effects on our business operations resulting from third party infringement claims that have been filed against and may be filed against us in the future include the following:

•	we could be forced to cease selling our products;

•	we are forced to commit management resources in defense of the claim;

•	we may incur substantial litigation costs in defense of the claim;

•	we may have to expend significant development resources to redesign our products; and

•	we may be required to enter into royalty and licensing agreements with such third party under unfavorable terms.

       We may also be required to indemnify customers, distributors, original equipment manufacturers and other resellers for third-party products incorporated in our products if such third party’s products infringe upon the intellectual property rights of others. Although many of these third parties will be obligated to indemnify us if their products infringe the intellectual property rights of others, the indemnification may not be adequate.

       In addition, from time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use a limited amount of open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties challenging ownership of what we believe to be our proprietary software. Any of this litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to redesign our products.

Our loss of rights to use software licensed from third parties could harm our business.

       We license software from third parties and sub-license this software to our customers. In addition, we license software from third parties and incorporate it into our products. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. By utilizing third party software in our business, we incur risks that are not associated with developing software internally. For example, third party licensors may discontinue or modify their operations, terminate their relationships with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we might be forced to seek alternative technology of inferior quality, which has lower performance standards or which might not be available on commercially reasonable terms. If we are unable to maintain our existing licenses or obtain alternate third party software licenses on commercially reasonably terms, our revenues could be reduced, our costs could increase and our business could suffer.

We depend on strategic relationships and business alliances for continued growth of our business.

       Our development, marketing and distribution strategies depend on our success to create and maintain long-term strategic relationships with major vendors, many of whom are substantially larger than us. These business relationships often consist of joint marketing programs or partnerships with original equipment manufacturers or value added resellers. Although certain aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies might interfere with our ability to develop, market, sell or support our products, which in turn could harm our business.

       Although no one of our resellers currently accounts for a material percentage of our total revenues, if one or more of our other large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors, such as Ingram Micro, Inc., that formerly purchased products from Crystal Decisions were to materially reduce their purchases from us. Ingram Micro accounted for 16% of Crystal Decisions’ total revenues in fiscal 2001, 10% of Crystal Decisions’ total revenues in fiscal 2002 and less than 10% of Crystal Decisions’ total revenues in fiscal 2003. Business Objects had no customers who accounted for 10% or more of our sales in 2001, 2002 or 2003.

       Our distributors and other resellers generally carry and sell product lines that are competitive with ours. Because distributors and other resellers generally are not be required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. We rely on our distributors and other resellers to sell our products, report the results of these sales to us and to provide services to certain of the end user customers of our products. If the distributors and other resellers do not sell our products, report sales accurately and in a timely manner and adequately service those end user customers, our revenues and the adoption rates of our products could be harmed.

We may pursue strategic acquisitions and investments that could have an adverse effect on our business if they are unsuccessful.

       As part of our business strategy, we have acquired companies, technologies and product lines in the past to complement our internally developed products. We expect that we will have a similar business strategy going forward. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies and products lines into our organization. If our integration of future acquisitions is unsuccessful, our business will suffer.

Our executive officers and key employees are crucial to our business, and we may not be able to recruit and retain the personnel we need to succeed.

       Our success depends upon a number of key management and technical personnel, including our co-founder, Bernard Liautaud, who is our chairman of the board of directors and chief executive officer, the loss of whom could adversely affect our business. The loss of the services of any key personnel or the inability to attract and retain highly skilled technical, management, sales and marketing personnel could also harm our business. Competition for such personnel in the computer software industry is intense, and we may be unable to attract and retain such personnel successfully.

We have multinational operations that are subject to risks inherent in international operations.

       We have significant international operations including development facilities, sales personnel and customer support operations. Our international operations are subject to certain inherent risks including:

•	technical difficulties associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed development centers;

•	lack of experience in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political instability in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

       These factors could have an adverse effect on our business, results of operations and financial condition.

Fluctuations in exchange rates between the euro, the U.S. dollar and the Canadian dollar, as well as other currencies in which we do business, may adversely affect our operating results.

       We may experience substantial foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. In the past, we generated a significant portion of our revenues and expenses in euros. Historically, our euro-denominated revenues have offset the currency exchange rate impact of our euro-denominated expenses. With the Crystal Decisions Acquisition, we expect to also pay a portion of our expenses in Canadian dollars and British pounds and receive a larger portion of our revenues in U.S. dollars.

       Generally, we have not engaged in a foreign currency hedging program to cover our currency transaction or translation exposure and may not do so in the future. Failure to hedge or otherwise manage foreign currency risks properly could adversely affect our operating results.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

       A number of factors, including natural disasters, computer viruses or failure to successfully evolve operational systems to meet evolving business conditions, could disrupt our business, which could seriously harm our revenues or financial condition and increase our costs and expenses. For example, some of our offices are located in potential earthquake or flood zones which could subject these offices, product development facilities and associated computer systems to disruption.

       In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or temporarily disrupt our operations. As a result, we could incur significant expenses in addressing problems created by security breaches of our own network. The costs to eliminate computer viruses and alleviate other security problems could be significant. The efforts to address these problems could result in interruptions, delays or cessation of our operations. Further, we work continually to upgrade and enhance our computer systems, and anticipate implementing several system upgrades during the coming years. Failure to smoothly migrate existing systems to newer systems could cause business disruptions.

       Even short-term disruptions from any of the above mentioned causes or other causes could result in revenue disruptions, delayed product deliveries or customer service disruptions, which could result in decreases in revenues or increases in costs of operations.

Risks Related to Ownership of Our Ordinary Shares or ADSs

New SAC and affiliates own a substantial percentage of our shares and their interests could conflict with those of our other shareholders. In addition, if New SAC and these other parties were to sell significant amounts of these shares in the future it could adversely affect the market price of our shares.

       New SAC and their affiliates own a significant percentage of our company as a result of the Crystal Decisions Acquisition, and their interests could conflict with those of our other shareholders. As a result of Crystal Decisions Acquisition, New SAC and their affiliates beneficially owned approximately 24% of our shares as of January 31, 2004. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively will be able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by New SAC and these other parties, or the prospect of these sales, could adversely affect the market price of our shares.

Provisions of our organizational documents and French law could have anti-takeover effects and could deprive shareholders who do not comply with such provisions of some or all of their voting rights.

       Provisions of our organizational documents and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over our company. For example, French law provides that any individual or entity directly or indirectly holding more than 5%, 10%, 20%, 33 1/3%, 50% or 66 2/3% of the share capital or voting rights of our company or that increases or decreases our shareholding or voting rights by any of the percentage thresholds, is required to notify us and the AMF, within five trading days of crossing any of the applicable percentage thresholds, of the number of shares and voting rights held by it. Additionally, any person acquiring more than 10% or 20% of the share capital or voting rights of our company must notify us and the AMF within 10 trading days of crossing any of these thresholds, and file a statement of their intentions relating to future acquisitions or participation in the management of our company for the following 12-month period. Any shareholder who fails to comply with these requirements will have voting rights for all shares in excess of the relevant threshold suspended for two years following the completion of the required notification and may have all or part of its voting rights within our company suspended for up to five years by the relevant commercial court at the request of our chairman, any of our shareholders or the AMF. In addition, such shareholders may be subject to a fine of €18,000 for violation of the share ownership notification requirement and up to €1,500,000 for violation of the notification requirement regarding the statement of intentions.

       Furthermore, our articles of association provide that the notification obligation will apply each time the percentage reaches 5% of the share capital or voting rights of our company, or any multiple thereof. In the event any shareholder fails to notify us within 15 days of crossing any of the applicable thresholds, such shareholder may, at the request of one or more shareholders holding together at least 5% of the share capital or voting rights of our company, be deprived of voting rights for all shares in excess of the relevant notification threshold for two years.

       Under the terms of the deposit agreement relating to our ADSs, if a holder of ADSs fails to instruct the depositary in a timely and valid manner how to vote such holder’s ADSs with respect to a particular matter, the depositary will deem that such holder has given a proxy to the chairman of the meeting to vote in favor of each proposal recommended by our board of directors and against each proposal opposed by our board of directors and will vote the ordinary shares underlying the ADSs accordingly. Such provision of the depositary agreement could deter or delay hostile takeovers, proxy contests and changes in control or management of our company.

Holders of our shares have limited rights to call shareholders’ meetings or submit shareholder proposals, which could adversely affect their ability to participate in governance of our company.

       In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a court-appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders or groups of shareholders holding a defined number of shares held in the form of ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,186,537 ordinary shares based on our share capital as of December 31, 2003. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,761,972 ordinary shares based on our company’s voting rights as of December 31, 2003, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

Interests of our shareholders will be diluted if they are not able to exercise preferential subscription rights for our shares.

       Under French law, shareholders have preferential subscription rights (droits préférentiels de souscription) to subscribe for cash for issuances of new shares or other securities giving preferential subscription rights, directly or indirectly, to acquire additional shares on a pro rata basis. Shareholders may waive their rights specifically in respect of any offering, either individually or collectively, at an extraordinary general meeting. Preferential subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offering of shares and may be quoted on the exchange for such securities in Paris. Holders of our ADSs may not be able to exercise preferred subscription rights for these shares unless a registration statement under the Securities Act is effective with respect to such rights or an exemption from the registration requirements is available.

       If these preferential subscription rights cannot be exercised by holders of ADSs, we will make arrangements to have the preferential subscription rights sold and the net proceeds of the sale paid to such holders. If such rights cannot be sold for any reason, we may allow such rights to lapse. In either case, the interest of holders of ADSs in our company will be diluted, and, if the rights lapse, such holders will not realize any value from the granting of preferential subscription rights.

It may be difficult for holders of our ADSs rather than our ordinary shares to exercise some of their rights as shareholders.

       It may be more difficult for holders of our ADSs to exercise their rights as shareholders than it would be if they directly held our ordinary shares. For example, if we offer new ordinary shares and a holder of our ADSs has the right to subscribe for a portion of them, the depositary is allowed, in it own discretion, to sell for such ADS holder’s benefit that right to subscribe for new ordinary shares of our company instead of making it available to such holder. Also, to exercise their voting rights, holders of our ADSs must instruct the depositary how to vote their shares. Because of this extra procedural step involving the depositary, the process for exercising voting rights will take longer for a holder of our ADSs than it would for holders of our ordinary shares.

Fluctuation in the value of the US dollar relative to the euro may cause the price of our ordinary shares to deviate from the price of our ADSs.

       Our ADSs trade in U.S. dollars and our ordinary shares trade in euros. Fluctuations in the exchange rates between the U.S. dollar and the euro may result in temporary differences between the value of our ADSs and the value of our ordinary shares, which may result in heavy trading by investors seeking to exploit such differences.

We have not distributed any cash dividends to our shareholders and do not anticipate doing so in the near future.

       We currently intend to use all of our operating cash flow to finance our business for the foreseeable future. We have never distributed cash dividends to our shareholders, and we do not anticipate distributing cash dividends in the near term. Although we may in the future distribute a portion of our earnings as dividends to shareholders, the determination of whether to declare dividends and, if so, the amount of such dividends will be based on facts and circumstances existing at the time of determination. We may not distribute dividends in the near future, or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

       Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign exchange rates. We do not hold or issue financial instruments for trading purposes. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Management Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Operating Results.”

Interest Rate Risk

       Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We maintain, or have maintained, an investment portfolio in a variety of financial instruments, including fixed rate corporate bonds, money market instruments and bank certificates of deposit. All of our cash, cash equivalents and short-term investments were classified as available-for-sale and recorded on our balance sheet at fair value at December 31, 2003 and December 31, 2002.

       At December 31, 2003, we did not hold any short-term investments. As of December 31, 2002, we had a $5.3 million investment in a fixed-rate corporate bond. This investment carried a degree of interest rate risk as the fair market value declines as interest rates rise. Additionally, although the principal portion of our other investments is not subject to interest rate risk, declines in interest rates over time will reduce our interest income. We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of investments. A hypothetical 10% decrease in interest rates would not have a material impact on future net earnings over the next year.

Foreign Exchange Risk

       We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euros, British pounds and the Japanese yen. In the future, we will incur a significant portion of our expenses in the Canadian dollar. As a result, our operating results have been in certain years in the past and may be in the future, adversely impacted by currency exchange rate fluctuations upon our future operating results. As of December 31, 2003, we held forward exchange contracts to mitigate our exposure to the risk of changes in foreign currency rates. These forward contracts were not considered hedged instruments.

       We cannot predict the effect of exchange rate fluctuations upon our future results. Although we may begin to hedge in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition or cash flows will not be adversely affected by exchange rate fluctuations.

Item 8.     Financial Statements and Supplementary Data

BUSINESS OBJECTS S.A.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders

Business Objects S.A.

       We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

February 2, 2004

BUSINESS OBJECTS S.A.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per ordinary share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$235,380	$233,941
Short-term investments	—	46,678
Restricted cash — current	19,243	8,654
Accounts receivable, net of allowances of $9,847 and $2,891, respectively	187,885	98,623
Deferred tax assets, net	261	12,920
Prepaid and other current assets	33,797	14,131

Total current assets	476,566	414,947
Goodwill	1,051,111	75,416
Other intangible assets, net	149,143	10,810
Property and equipment, net	61,187	37,341
Deposits and other assets	19,092	3,040
Restricted cash — long term	—	10,254
Long term deferred tax assets	17,963	—

Total assets	$1,775,062	$551,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,790	$20,105
Accrued payroll and related expenses	84,686	48,537
Income taxes payable	75,727	7,187
Deferred revenues	135,977	75,490
Restructuring liability	21,331	8,191
Other current liabilities	51,814	28,207
Notes payable — current portion	9,728	1,717

Total current liabilities	427,053	189,434
Notes and escrow payable	—	9,728
Long-term accrued rent	4,950	7,713

Total liabilities	432,003	206,875
Commitments and contingencies
Shareholders’ equity:
Ordinary shares — €0.10 nominal value ($0.13 U.S. as of December 31, 2003): authorized 114,809 and 81,378; issued — 94,903 and 63,463; issued and outstanding — 89,166 and 63,463, respectively	9,927	6,731
Additional paid-in capital	1,121,910	168,939
Treasury and Business Objects Option LLC shares, 6,841 and 1,068, respectively	(13,104)	(13,104)
Retained earnings	202,597	180,035
Unearned compensation	(18,353)	—
Accumulated other comprehensive income	40,082	2,332

Total shareholders’ equity	1,343,059	344,933

Total liabilities and shareholders’ equity	$1,775,062	$551,808

See accompanying notes.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per ordinary share and ADS data)

	Year Ended December 31,

	2003	2002	2001

Revenues:
Net license fees	$275,261	$243,955	$249,594
Services	285,564	210,844	166,200

Total revenues	560,825	454,799	415,794
Cost of revenues:
Net license fees	5,951	3,102	2,155
Services	89,005	71,489	63,497

Total cost of revenues	94,956	74,591	65,652

Gross profit	465,869	380,208	350,142
Operating expenses:
Sales and marketing	250,870	222,243	203,655
Research and development	95,399	74,991	55,246
General and administrative	44,655	29,387	24,256
Acquired in-process research and development	27,966	2,000	—
Restructuring costs	7,782	3,871	—
Amortization of goodwill	—	—	4,492

Total operating expenses	426,672	332,492	287,649

Income from operations	39,197	47,716	62,493
Interest and other income, net	14,334	18,959	10,460

Income before provision for income taxes	53,531	66,675	72,953
Provision for income taxes	(30,969)	(26,095)	(28,075)

Net income	$22,562	$40,580	$44,878

Basic net income per ordinary share and ADS	$0.35	$0.66	$0.74

Diluted net income per ordinary share and ADS	$0.34	$0.63	$0.70

Ordinary shares and ADS used in computing basic net income per ordinary share and ADS	64,584	61,888	60,879

Ordinary shares and ADS and equivalents used in computing diluted net income per ordinary share and ADS	66,168	63,933	64,361

See accompanying notes.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Treasury and
				Business Objects
				Option LLC				Accumulated
	Ordinary Shares		Additional	Shares				Other	Total
			Paid-In			Retained	Unearned	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Equity

Balance at December 31, 2000	60,584	$6,471	$138,390	575	$(4,611)	$94,577	$—	$(23,892)	$210,935
Issuance of ordinary shares pursuant to employee stock option plans	1,137	99	6,482	—	—	—	—	—	6,581
Issuance of ordinary shares under employee stock purchase plans	155	14	3,204	—	—	—	—	—	3,218
Directors’ warrants exercise	52	5	341	—	—	—	—	—	346
Purchase of treasury shares	—	—	—	243	(4,438)	—	—	—	(4,438)
Tax benefit of nonqualified stock options	—	—	1,472	—	—	—	—	—	1,472
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	—	(10,326)	(10,326)
Net income	—	—	—	—	—	44,878	—	—	44,878

Total comprehensive income									34,552

Balance at December 31, 2001	61,928	6,589	149,889	818	(9,049)	139,455	—	(34,218)	252,666
Issuance of ordinary shares pursuant to employee stock option plans	1,066	99	10,184	—	—	—	—	—	10,283
Issuance of ordinary shares under employee stock purchase plans	388	36	4,943	—	—	—	—	—	4,979
Directors’ warrants exercise	81	7	274	—	—	—	—	—	281
Purchase of treasury shares	—	—	—	250	(4,055)	—	—	—	(4,055)
Tax benefit of nonqualified stock options	—	—	3,649	—	—	—	—	—	3,649
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	—	36,550	36,550
Net income	—	—	—	—	—	40,580	—	—	40,580

Total comprehensive income									77,130

Balance at December 31, 2002	63,463	6,731	168,939	1,068	(13,104)	180,035	—	2,332	344,933
Issuance of ordinary shares in connection with purchase business combination, net of exchange costs of $201	23,301	2,912	904,613	—	—	—	—	—	907,525
Shares issued to Business Objects Option LLC	—	—	—	6,310	—	—	—	—	—
Stock-based compensation	—	—	992	—	—	—	—	—	992
Deferred stock-based compensation	—	—	—	—	—	—	(19,788)	—	(19,788)
Amortization of stock-based compensation	—	—	—	—	—	—	646	—	646
Forfeiture of unvested stock options	—	—	—	—	—	—	789	—	789
Tax benefit of nonqualified stock options	—	—	17,974	—	—	—	—	—	17,974
Issuance of ordinary shares pursuant to employee stock option plans	1,893	227	23,797	(537)	—	—	—	—	24,024
Issuance of ordinary shares under employee stock purchase plans	389	43	4,928	—	—	—	—	—	4,971
Directors’ warrants exercise	120	14	667	—	—	—	—	—	681
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	—	37,750	37,750
Net income	—	—	—	—	—	22,562	—	—	22,562

Total comprehensive income									60,312

Balance at December 31, 2003	89,166	$9,927	$1,121,910	6,841	$(13,104)	$202,597	$(18,353)	$40,082	$1,343,059

See accompanying notes.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Operating activities
Net income	$22,562	$40,580	$44,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,269	14,746	12,572
Amortization of goodwill and other intangible assets	4,344	3,363	5,960
Stock-based compensation expense	1,638	—	—
Acquired in-process research and development	27,966	2,000	—
Deferred income taxes	(1,664)	(2,882)	(2,224)
Tax benefits from employee stock plans	17,974	3,649	1,472
Changes in operating assets and liabilities:
Accounts receivable, net	(36,973)	784	(2,550)
Prepaid and other current assets	(16,489)	3,319	175
Accounts payable	8,118	(2,216)	(1,491)
Accrued payroll and related expenses	13,383	6,754	8,124
Income taxes payable	14,539	(6,294)	(2,495)
Deferred revenues	35,657	7,947	11,866
Restructuring liability and other current liabilities	(10,825)	(4,559)	4,582

Net cash provided by operating activities	98,499	67,191	80,869

Investing activities
Purchases of property and equipment, net	(12,453)	(10,405)	(26,330)
Change in estimate in restructuring accrual for Acta acquisition	2,741	—	—
Business acquisitions and other investments, net of acquired cash	(178,327)	(62,454)	(8,043)
Sales (purchases) of short-term investments	53,662	(45,240)	—

Net cash used in investing activities	(134,377)	(118,099)	(34,373)

Financing activities
Issuance of shares	29,677	15,542	10,145
Purchase of treasury shares	—	(4,055)	(4,438)
Increase in escrow payable	—	9,728	1,768
Change in restricted cash	1,150	(9,106)	3,050
Notes payable reductions	(1,717)	(2,656)	(5,559)

Net cash provided by financing activities	29,110	9,453	4,966
Effect of foreign exchange rates changes on cash and cash equivalents	8,207	34,975	(10,622)

Net increase (decrease) in cash and cash equivalents	1,439	(6,480)	40,840
Cash and cash equivalents at the beginning of the year	233,941	240,421	199,581

Cash and cash equivalents at the end of the year	$235,380	$233,941	$240,421

Supplemental cash flow information:
Cash paid for interest expense	$14	$169	$112
Cash paid for income taxes, net of refunds	$33,218	$34,401	$32,968
Value of shares issued for the Crystal Decisions Acquisition	$768,609	$—	$—

See accompanying notes.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

       Business Objects S.A. (the “Company”) was organized in 1990 as a société anonyme, a corporation, under the laws of the Republic of France. Business Objects develops, markets and supports business intelligence solutions. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries, after elimination of intercompany transactions and balances. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”), applied on a consistent basis.

       On December 11, 2003, the Company acquired Crystal Decisions, Inc. and Seagate Software (Cayman) Holdings Corporation (“SSCH”), (collectively “Crystal Decisions”) through a series of statutory mergers. The acquisition of Crystal Decisions is referred to here as the “Crystal Decisions Acquisition” and is discussed in detail in Note 4 hereof.

Use of Estimates

       The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, revenue recognition, business combinations, restructuring accruals, impairment of long-lived assets, contingencies and litigation, allowances for doubtful accounts and income taxes. Actual results could differ from those estimates.

Translation of Financial Statements of Foreign Entities

       The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards (“FAS”) No. 52, “Foreign Currency Translation,” while the Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly exchange rates throughout the year. Translation gains or losses are recorded as a separate component of shareholders’ equity and transaction gains and losses are reflected in net income.

       Due to the number of currencies involved, the constant change in currency exposures and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon future operating results could be significant.

Revenue Recognition

       The Company enters into arrangements for the sale of: 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

       For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenues are allocated to the delivered elements.

       For those contracts that consist solely of license and maintenance the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9 “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate.

       Services can consist of maintenance, training and/or consulting services. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon average daily rates. As previously noted, the Company enters into contracts for services alone and such contracts are based upon time and material basis.

       For sales to resellers, value added resellers and strategic system integrators, there is no right of return or price protection. The Company does not accept orders from these partners when the Company is aware that the partner does not have a purchase order from an end-user. For sales to distributors that have a right of return, the revenue is recognized as it is sold to the distributor and the Company reserves an amount equal to its estimate of all products subject to rights of return. Some of the factors that are considered in determining this estimate include historical experience of returns received and level of inventory in the distribution channels. The reserve reduces the revenues and the related receivables. For sales to original equipment manufacturers (“OEMs”), revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer, in accordance with the contractual terms.

       Deferred revenues represent amounts under license and service arrangements for which the earnings process has not been completed. These amounts relate primarily to provision of

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

maintenance and technical support services with future deliverables and arrangements where specified customer acceptance has not yet occurred.

Allowance for Doubtful Accounts

       Accounts receivable are stated at cost net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age and geography of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. Invoices that are unpaid at 210 days past invoice date are written off.

Net Income Per Ordinary Share and ADS

       Basic net income per ordinary share and ADS is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share and ADS is computed using the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during the period using the treasury stock method. Dilutive ordinary equivalent shares consist of stock options and warrants where the calculated market price is in excess of the exercise price of these equity instruments. Net income per ordinary share and ADS has been adjusted for all periods presented to reflect the three for two stock split in the form of a dividend effective March 2001.

Cash and Cash Equivalent, Restricted Cash and Short-Term Investments

       Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of purchase. Investments with maturity dates of greater than three months but less than one year are considered to be short-term investments. Restricted cash consists of amounts held in deposits that are required as collateral under letters of credit, acquisition agreements and an overdraft credit facility.

       In accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intent to have marketable securities available to support its current operations, all of the Company’s short-term investments are classified as available-for-sale. All investments are recorded at amortized cost, which approximates fair value based on quoted market prices. Material unrecognized holding gains and losses on available-for-sale securities are recorded net of tax in shareholders’ equity until their disposition. Material realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest income. There have been no material unrecognized or realized holdings gains or losses in 2003, 2002 or 2001.

Derivative Financial Instruments

       The Company accounts for derivatives in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133, as amended by FAS No. 149, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

       The Company has entered into forward exchange contracts to hedge certain forecasted Canadian dollar expenses against U.S. and Canadian currency fluctuations. At December 31, 2003, 28% of the Business Objects employee headcount resided in Canada as a result of the Crystal Decisions Acquisition. The purpose of these forward contracts is to protect the Company from risk that the eventual dollar cash flows resulting from Canadian dollar expenses will be adversely affected by changes in the exchange rates. At December 11, 2003, a forward contract asset of $1,783,000 existed and was assumed in the acquisition of Crystal Decisions. All changes in the fair value of the forward contract asset are charged to the statement of income. As of December 31, 2003, the Company held Canadian dollar foreign exchange forward contracts with a notional amount of $40,300,000. The forward contracts have semi-monthly maturities from January 2, 2004 to July 2, 2004. These forward contracts do not qualify for hedge accounting as the functional currency of the Canadian subsidiary is Canadian dollars.

Business Combinations

       Business Combinations are accounted for in accordance with FAS No. 141, “Business Combinations” (“FAS 141”) which effectively requires that the purchase method of accounting for business combinations be followed. In accordance with FAS 141, the Company determines the recognition of intangible assets based on the following criteria: (1) the intangible asset arises from contractual or other rights, or (2) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In conjunction with business combinations, the Company may record restructuring liabilities of the acquired company in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs represent liabilities that are recorded as part of the purchase price allocation for the acquisition.

Restructuring Costs

       Effective prospectively for exit or disposal activities initiated after December 31, 2002, FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”) applies to the Company. FAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of FAS 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized.

Goodwill and Intangible Assets

       Goodwill and other intangible assets are accounted for in accordance with FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation and amortization. Office and computer equipment are depreciated using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the asset life or the remaining lease term.

Impairment of Long-Lived Assets

       In October 2001, the FASB issued FAS No. 144, “Impairment of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. There were no long-lived assets that were considered to be impaired during 2003, 2002 or 2001.

Software Development Costs

       The Company capitalizes eligible software development costs upon achievement of technological feasibility subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products has been of relatively short duration, costs qualifying for capitalization were insignificant during 2003, 2002 and 2001. Accordingly, there were no material capitalized software development costs at December 31, 2003 and 2002.

Concentration of Credit Risk

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

       The Company sells its products to many companies in various industries throughout the world, which minimizes the concentration of credit risk related to accounts receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Such losses have been within management’s expectations. The Company generally requires no collateral from its customers. The majority of the Company’s license revenues have been derived from the successive releases of one product family and, as a consequence, any factor adversely affecting any release of this product family would have a material adverse effect on the Company.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred Tax Assets

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

Other Current Liabilities

       Other current liabilities include accruals for sales, use and value added taxes, accrued rent, accrued professional fees, deferred compensation under the Company’s deferred compensation plan and other accruals, none of which individually account for more than 5% of total current liabilities.

Contingencies and Litigation

       We evaluate contingent liabilities including threatened or pending litigation in accordance with FAS No. 5, “Accounting for Contingencies.” We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

Comprehensive Income

       Accumulated other comprehensive income is comprised of foreign currency translation gains and losses. The Company has reported the components of comprehensive income on the consolidated statements of shareholders’ equity.

Stock-based Compensation

       The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”) and related interpretations in accounting for its employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant and no compensation expense is recorded. The Company recognizes compensation expense for those options granted with an exercise price less than the fair market value of the underlying common shares at the date of grant. At December 31, 2003, the Company had seven approved compensation plans, including two employee savings purchase plans, which are described in Note 7.

       The Company adopted FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“FAS 148”) on December 1, 2002. This statement amends FAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation under FAS 123. In

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

addition, FAS 148 amends the disclosure requirements of FAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB 28”) to require prominent disclosure of the effects of an entity’s accounting policy on stock-based employee compensation on reported net income and net income per ordinary share in annual and interim financial statements.

       The following table sets forth the effect on net income and net income per ordinary share and ADS if the Company had accounted for its stock option and stock purchase plans under the fair value-based method of accounting under FAS 123, as amended by FAS 148 (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income as reported	$22,562	$40,580	$44,878
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,015	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(26,946)	(31,782)	(31,399)

Pro forma net income (loss)	$(3,369)	$8,798	$13,479

Net income per ordinary share and ADS as reported — basic	$0.35	$0.66	$0.74

Pro forma net income (loss) per ordinary share and ADS — basic	$(0.05)	$0.14	$0.22

Net income per ordinary share and ADS as reported — diluted	$0.34	$0.63	$0.70

Pro forma net income (loss) per ordinary share and ADS — diluted	$(0.05)	$0.14	$0.21

       The stock-based compensation expense included in reported net income is the result of (a) the amortization of deferred compensation on unvested options that arose on the acquisition of Crystal Decisions as further described in Note 4; and (b) the modification of certain stock option agreements from their original terms.

       The tax benefit for stock-based employee compensation as calculated under FAS 123 was calculated on the total pro forma stock-based employee compensation expense at the effective rate of 38% for all years presented. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the ability to use it, the actual tax benefit could vary materially from this estimate. If no amount of the tax benefit were available on the estimated stock-based employee compensation, pro forma net loss would have been $19,261,000 for 2003 with a net loss per basic and diluted ordinary share and ADS, respectively, of $0.30 and $0.29. For 2002, pro forma net loss would have been $10,997,000 with a net loss per basic and diluted ordinary share and ADS, respectively, of $0.18 and $0.17. For 2001, pro forma net loss would have been $6,079,000 with a net loss per basic and diluted ordinary share and ADS, respectively, of $0.10 and $0.09.

       For purposes of required pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma effects of applying FAS 123 to the periods presented are not likely to be representative of the pro forma effects of future periods as the stock options usually vest over a period of four years, the number of stock options awarded varies from one period to another and the Black-Scholes fair value of each award depends on the assumptions at the grant date.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Advertising Costs

       The Company expenses advertising expenses as incurred. Advertising expenses totaled $4,843,000, $3,503,000 and $4,112,000 for 2003, 2002 and 2001, respectively.

Reclassifications

       Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

Disclosure Requirements Related to Pensions and Other Postretirement Benefits

       In December 2003, the FASB issued FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” (“FAS 132”). This statement requires additional disclosures to those in the original FAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The statement does not change the measurement or recognition provisions of these statements. As the Company currently only has a foreign plan, the statement is effective for financial statements with fiscal years ending after June 15, 2004. The Company intends to adopt the additional disclosure requirements by that time.

Financial Instruments with Characteristics of Both Liabilities and Equity

       In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“FAS 150”) which is effective for all financial instruments created or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB deferred for an indefinite period the application of the guidance in FAS 150 to noncontrolling interests in limited-life subsidiaries. The FASB decided to defer the application of FAS 150 to these non-controlling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests. The statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of FAS 150 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

       In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“FAS 149”).” FAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, FAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Variable Interest Entities

       In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. FIN 46 if effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which superceded FIN 46. FIN46R will be applicable to all non-SPE’s created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim period of the first annual reporting period ending after March 15, 2004. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the Company does not expect that the adoption will have an effect on its consolidated financial position or results of operations.

2.	Cash, Cash Equivalents and Short-term Investments

       The Company’s cash and cash equivalents and short-term investments are summarized in the table below. Both holding gains and losses on available-for-sale securities at December 31, 2003 and 2002 and gross realized gains and losses on sales of available-for-sale securities during 2003, 2002 and 2001 were not significant.

	December 31,

	2003	2002

	(in thousands)
Cash	$115,708	$9,333
Cash equivalents:
Bank certificates of deposit	30,823	25,277
Commercial paper	—	97,012
Guaranteed investment certificates	10,725	—
Money market funds	78,124	102,319

Total cash equivalents	119,672	224,608

Total cash and cash equivalents	235,380	233,941

Short-term investments:
Commercial paper	—	41,405
Corporate bonds	—	5,273

Total short-term investments	—	46,678

Total cash, cash equivalents and short-term investments	$235,380	$280,619

3.	Property and Equipment

       Property and equipment, at cost, consist of the following (in thousands):

	December 31,

	2003	2002

Office and computer equipment	$85,039	$62,210
Leasehold improvements	25,842	18,762

Total property and equipment	110,881	80,972
Accumulated depreciation and amortization	(49,694)	(43,631)

Property and equipment, net	$61,187	$37,341

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       Depreciation and amortization expense related to property and equipment totaled $18,269,000, $14,746,000 and $12,572,000 for 2003, 2002 and 2001, respectively. Fully amortized assets not in use amounted to $18,872,000 and were written-off in 2003. The balance of accumulated depreciation and amortization is impacted by the change on conversion of foreign denominated balances. As a result of the Crystal Decisions Acquisition, the Company acquired $25,255,000 of property and equipment.

4.	Acquisitions

       In accordance with FAS 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including acquired in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.

Crystal Decisions, Inc.

       Business Objects, Crystal Decisions, SSCH and three wholly owned subsidiaries of Business Objects entered into an Agreement and Plan of Merger, dated as of July 18, 2003, as amended August 29, 2003 (the “Merger Agreement”), pursuant to which Crystal Decisions and SSCH merged with and into wholly owned subsidiaries of Business Objects and ceased to exist as separate entities on December 11, 2003. The results of Crystal Decisions’ operations were included in the consolidated financial statements after that date. The Crystal Decisions Acquisition was accounted for under the purchase method of accounting.

       The total purchase price of $1.2 billion for the Crystal Decisions Acquisition consisted of $307,642,000 in cash, approximately 23.3 million newly issued ordinary shares or ADSs, the fair value of stock options assumed in connection with the transaction and estimated transaction costs. Business Objects funded the cash portion of the consideration for the Crystal Decisions Acquisition using cash on hand. The Company also assumed options to acquire approximately 6.3 million ADSs in the Crystal Decisions Acquisition that were outstanding under the Crystal Decisions 1999 Stock Option Plan at the time the transaction was completed. The basis for determining the value of the acquisition was set forth in the Merger Agreement.

       The total purchase price of the Crystal Decisions Acquisition was as follows (in thousands):

Value of Business Objects ordinary shares or ADSs issued	$768,609
Cash paid to former Crystal Decisions and SSCH stockholders	307,642
Assumption of Crystal Decisions vested stock options	87,739
Assumption of Crystal Decisions unvested stock options	51,378
Estimated direct transaction costs	13,933

Total purchase price	$1,229,301

       The purchase price under the Merger Agreement was fixed and there was no contingent consideration. The value of Business Objects ordinary shares, or ADSs, of $768,609,000 was equal to approximately 23.3 million newly issued Business Objects shares valued at Business Objects average market price per share of $32.99 at the measurement date. Each Business Objects ordinary share is convertible at the option of the holder to one Business Objects ADS. In accordance with EITF Issue No. 99-12, “Accounting for Formula Arrangements under Issue No. 95-19, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” Business Objects used a measurement date of December 11, 2003, the date of the completion of the Crystal Decisions Acquisition and the first

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

date on which the number of Business Objects shares and amount of cash consideration became fixed without subsequent revision. The average market price was based on an average of the closing prices of Business Objects’ ADSs as listed on the Nasdaq National Market for the five days up to and including the measurement date of December 11, 2003.

       Business Objects also assumed approximately 6.3 million options held by employees of Crystal Decisions entitling the holders to purchase approximately 6.3 million Business Objects’ ADSs at a weighted average exercise price of $14.88 (after conversion using the stock option exchange ratio of 0.4021). The fair value of the outstanding options, both vested and unvested, was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield; a weighted average expected volatility of 66%; and a risk-free interest rate of 2.03%. The model assumed a weighted average expected life of 2.4 years for assumed stock options.

       The Company has not identified any pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available which would indicate it is probable that such events have occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

       Estimated direct transaction costs represent expenses incurred by Business Objects directly related to the Crystal Decisions Acquisition. The purchase price allocation is preliminary. The final amount of these costs may change within the purchase price allocation period if information becomes known that results in a change in estimate of the transaction costs, in which case the initial purchase price allocation would change. This charge will be accounted for as a change to goodwill.

       In accordance with FAS 141, the total purchase price as shown in the table preceding is allocated to Crystal Decisions’ net tangible and intangible assets, including acquired in-process research and development, based on their fair values as of the date of the completion of the Crystal Decisions Acquisition. The following table presents the preliminary fair value of assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$125,315
Restricted cash	8,029
Accounts receivable, net	41,726
Inventories, net	482
Prepaid and other current assets	7,931
Property and equipment, net	25,255
Accounts payable	(16,580)
Accrued payroll and related expenses	(16,447)
Accrued expenses and other current liabilities	(19,881)
Restructuring liability	(13,525)
Incomes taxes payable	(36,837)
Deferred revenues	(16,888)
Deferred tax liabilities	(27,727)

Net tangible assets acquired	60,853
Goodwill(1)	978,017
Amortizable intangible assets acquired(2)	142,677
Deferred compensation on unvested stock options(3)	19,788
Acquired in-process research and development(2)	27,966

Total estimated purchase price allocation	$1,229,301

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       Business Objects performed a review to determine whether all tangible assets and liabilities were recorded in Crystal Decisions’ general ledger in accordance with U.S. GAAP. It was estimated that the net book value approximated fair value pursuant to the guidance within FAS 141, par. 27. Business Objects estimated the preliminary value of all intangible assets that meet the recognition criteria in FAS 141, par. 39. Detailed discussions were held with Crystal Decisions’ financial, operating, marketing and engineering personnel concerning the nature of the assets acquired. Business Objects also performed research as to the existence and materiality of possible intangible assets such as assembled workforce, patents, trademarks and trade names, customer relationships, non-compete agreements, developed product technology and in-process research and development. In addition, Business Objects’ management performed analyses of audited and unaudited historical financial statements, forecasted financial information and other financial and operational data concerning Crystal Decisions. The fair value estimates for the identified intangible assets were made under the assumption that those assets remained a part of a separate and standalone on-going entity.

       The approach to the estimation of the fair value of Crystal Decisions’ intangible assets involved the following steps:

•	Preparation of discounted cash flow analysis;

•	Deduction of the fair value of tangible assets;

•	Determination of the fair value of identified material intangible assets;

•	Determination of the fair value of developed technology and in-process research and development using a cash flow allocation model;

•	Allocation of the residual purchase price to other intangible assets generally in the nature of goodwill; and

•	Reconciliation of the individual assets returns with the weighted average cost of capital.

       The purchase price allocation to the assets acquired was made on a fair value basis, in accordance with the guidelines established in FAS No. 2 “Accounting for Research and Development Costs”, FAS 141 and FASB Interpretations (“FIN”) No. 4 and No. 6. The residual value remaining after allocation to the net assets assumed and the total fair value of identified intangibles assets was assigned to goodwill.

(1)	Goodwill represents the excess of the purchase price for Crystal Decisions over the fair value of the underlying net tangible and intangible assets. Of the total purchase price, $978,017,000 was allocated to goodwill. Goodwill is not deductible for tax purposes under U.S. law. In accordance with FAS 142, goodwill resulting from business combinations completed subsequent to June 30, 2001 is not amortized under U.S. GAAP but instead is reviewed annually for impairment or more frequently if impairment indicators arise. In the event that management determines that the goodwill has become impaired, the Company would incur an accounting charge for the amount of impairment during the quarter in which the determination is made. Goodwill includes a portion of value for assembled workforce which is not separately classified from goodwill in accordance with FAS 142.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(2)	Of the total purchase price, $170,643,000 was allocated to the fair value of intangible assets, including acquired in-process research and development. This amount excludes goodwill. Under FAS 142, separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives. The intangible assets acquired and their useful lives were as follows (in thousands):

		Estimated
	Fair Value	Useful Life

Developed technology	$92,560	5 years
Trade names	6,377	5 years
Maintenance and support contracts	43,740	5 years

Total amortizable assets	$142,677
Acquired in-process research and development	27,966

Total intangible assets acquired	$170,643

The IPR&D represented projects that had not reached technological feasibility and had no future alternative uses. These were classified as IPR&D and expensed in the fourth quarter of 2003 at the time of acquisition in accordance with FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” (“FIN 4”). The majority of value of IPR&D related to the development and completion of versions 10 and 11 of certain Crystal Decisions’ products. The nature of the efforts required to develop the IPR&D into commercially viable products included the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the products meet their design specifications, including functions, features and technical performance requirements. At December 11, 2003, version 10 products were approximately 89% complete, with estimated costs to complete of approximately $3.2 million. Business Objects expects the Crystal Decisions version 10 products to be completed by June 30, 2004. At December 11, 2003, the Crystal Decisions version 11 products were approximately 8% complete, with estimated costs to complete of approximately $25.8 million. Business Objects currently expects version 11 products to be completed by the end of 2004. There have been no significant changes to the above information to December 31, 2003.

Costs to restructure Crystal Decisions were accounted for in accordance with EITF No. 95-3, (“EITF 95-3”) “Recognition of Liabilities in Connection with a Purchase Business Combination.” Restructuring costs related to estimated costs associated with Crystal Decisions’ exit activities totaled $13,525,000 which represented a liability to Business Objects on the closing of the Crystal Decisions Acquisition. These costs were recorded as liabilities assumed as part of the purchase price allocation. The restructuring liabilities related to severance, other employee benefits and relocation costs related to Crystal Decisions employees, costs of vacating some Crystal Decisions facilities, or other costs associated with exiting activities of Crystal Decisions. The severance and other employee benefits related to the planned termination of 194 employees worldwide. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities, including future minimum lease payments, net of sublease income. The Company plans to pay the remaining liability related to severance and other related benefits during 2004. Should the estimates of restructuring costs set up as a purchase price liability change within the

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

purchase price allocation period, there will be a resulting change to the balance of goodwill. See Note 13 for further information.

(3)	Deferred compensation, or unearned compensation cost, on assumed unvested options was based on the portion of the intrinsic value (market price less the exercise price) as calculated on December 11, 2003 related to the future vesting period of the stock options. In accordance with FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”, the market price used to calculate the intrinsic value was the closing price of Business Objects’ ADSs as quoted on the Nasdaq National Market on December 11, 2003, which was $33.22. Unearned compensation cost was calculated as the aggregate value of the replacement awards at December 11, 2003 multiplied by the ratio of remaining service period to the total service period, the latter being 48 months. This calculation was done on an option grant by option grant basis. The amortization of non-cash stock-based compensation expense is reflected in the cost of revenues and applicable operating expense lines of the statements of income.

       The following pro forma combined results of operations for the years ended December 31, 2003 and 2002 are presented as if the Crystal Decisions Acquisition had occurred at the beginning of each period. The charges associated with acquired in-process research and development have not been reflected in the following pro forma summary as they are non-recurring.

	Year Ended
	December 31,

	2003	2002

Net revenues	$846,339	$708,568
Income before provision for income taxes	$53,972	$56,299
Net income	$33,325	$31,359
Net income per ordinary share and ADS — basic	$0.38	$0.37

Net income per ordinary share and ADS — diluted	$0.36	$0.35

Acta Technology, Inc.

       On August 23, 2002, the Company acquired all the outstanding shares of Acta Technology, Inc. (“Acta” or “Acta Technology”), a privately-held data integration software vendor. The results of Acta’s operations have been included in the consolidated financial statements since that date. The acquisition provided Business Objects with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications. The aggregate purchase price was $65,465,000 of cash, including $700,000 of transactions costs. Of the purchase price, $9,310,000 was placed in an escrow account for the benefit of former Acta stockholders. In addition, another $944,000 was placed in an employee escrow account, representing withholdings from payments due to Acta management pursuant to change of control clauses and other employees’ future bonuses. Both funds are security for the indemnification obligations set forth in the merger agreement and will be available for release in February 2004, subject to any open or pending claims for indemnification. As further described in Note 6, Informatica Corporation has filed an action for alleged patent infringement against Acta Technology and as such the full amounts held in escrow are not available for release. The Company has accounted for the escrow funds on its consolidated balance sheet as short-term restricted cash and it has recorded a related short-term liability for $9,310,000 due to former Acta

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Technology stockholders and $418,000 due to employees. See Note 14 for a summary of the balance of outstanding notes payable related to this acquisition.

       The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated as follows: $4,500,000 to developed technology, $2,700,000 to maintenance contracts — both of which are being amortized to cost of services revenues over their five year estimated useful lives, and $61,556,000 to goodwill, which under FAS 142 will not be amortized but instead reviewed annually for impairment. During 2003, a reduction in estimated future minimum lease payments for the property previously occupied by Acta Technology employees resulted in the reduction of goodwill of $2,741,000 as the amount was determined during the purchase price allocation period. In addition, acquired in-process research and development of $2,000,000 was written-off in 2002 related to this acquisition.

Blue Edge Software

       During December 2001, the Company acquired all the outstanding shares of Blue Edge Software (“Blue Edge”), a privately-held software company based in Leeds, England, that developed and marketed applications that specialize in web-based information delivery. The purchase was undertaken to extend the Company’s information delivery capabilities by leveraging Blue Edge’s information distribution architecture to provide intuitive report access, navigation and analysis to further empower both passive and interactive information consumers. The total purchase price, including direct acquisition costs, was $6,728,000 consisting of $4,400,000 of cash, notes payable totaling $1,768,000 and $560,000 of assumed liabilities and transaction costs. The notes which were fully repaid in 2003 were partially secured by a restricted escrow account, which was released. The acquisition was accounted for under the purchase method of accounting and the total purchase price was allocated as $5,091,000 to developed technology that is being amortized to cost of service revenues over its five year estimated useful life, $1,137,000 allocated to employment related contingencies that were amortized to research and development expense over the term of the related notes payable and $500,000 allocated to goodwill. Key elements of the purchase that were not valued separately in purchase accounting, such as the members of the Blue Edge management team and workforce, contributed to the generation of goodwill.

Other Prior Year Acquisitions

      The Company has previously entered into, and may in the future enter into, other acquisitions. Previously disclosed acquisitions completed by Business Objects prior to 2001 include: Executive Computing Group, Olap@Work and Next Action Technology. The consolidated financial statements of the Company include goodwill and intangible assets, and the amortization thereof, related to these acquisitions.

5.     Goodwill and Other Intangible Assets

       Goodwill represents the excess purchase price for net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangible assets primarily represent developed technology, acquired maintenance and support contracts, employment contracts and trade names. In accordance with FAS 142, goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but instead reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       In June 2003, the Company performed the required annual impairment test for goodwill and concluded that no impairment existed. The test consisted of a comparison of the fair value of the consolidated Company with its carrying value including goodwill. The fair value of the reporting unit was determined based on the income approach, which estimates the fair value based on the estimated future discounted cash flows. Under the income approach, the Company assumed a cash flow period of 5 years, long-term annual growth rates of 8% to 10%, a discount rate of 35% and terminal value growth rates of 1.5%. Based on the analysis, the Company determined that the fair value of goodwill was in excess of the carrying amount. In December 2003, management assessed that there were no indicators of impairment.

       The following table presents the change in the carrying value of net goodwill (in thousands):

	December 31,

	2003	2002

Balance as of the beginning of the year	$75,416	$13,648
Add: Goodwill acquired during the year (Note 4)	978,017	61,556
Reduction in carrying value of Acta goodwill related to savings from early termination of lease (Note 13)	(2,741)	—
Impact of foreign currency fluctuations on goodwill	419	212

Balance as of the end of the year	$1,051,111	$75,416

       During the fourth quarter of 2003, the Company completed the Crystal Decisions Acquisition, resulting in goodwill of $978,017,000 as previously described in Note 4. During 2002, as further described in Note 4, the Company acquired Acta Technology resulting in $61,556,000 of goodwill. The Company reduced the carrying value of Acta goodwill by $2,741,000 in 2003 to reflect a reduction in estimate of the future minimum lease payments for its Mountain View, California facility as further described in Note 6 — Agreement to Terminate Lease.

       Other intangible assets, at cost, consisted of the following (in thousands):

	December 31,

	2003	2002

Employment contracts	$7,434	$7,434
Developed technology	102,151	9,591
Maintenance and support contracts	46,440	2,700
Trade names	6,377	—

Total other intangible assets	162,402	19,725
Accumulated amortization	(13,259)	(8,915)

Other intangible assets, net	$149,143	$10,810

       The aggregate intangible amortization expense was $4,344,000, $3,363,000 and $1,468,000 for 2003, 2002 and 2001, respectively. Employment contracts are amortized over periods ranging from one to three years and are amortized to the statement of income based on the department of employee under employment contracts. Developed technology and maintenance and support contracts are amortized to cost of services revenues over their estimated useful lives which is generally five years. Trade names are amortized to operating expenses over their estimated useful lives which is five years. Intangible assets are classified as net of related amortization on the consolidated balance sheets.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       The estimated amortization expense for amortizable intangibles for the next five years is as follows (in thousands):

2004	$31,057
2005	$30,885
2006	$30,885
2007	$29,411
2008	$26,905

       The following table sets forth the required pro forma disclosures of the effect on net income and net income per ordinary share and ADS to exclude goodwill amortization recognized prior to the adoption of FAS 142 on January 1, 2002 (in thousands, except per ordinary share and ADS amounts):

	Year Ended December 31,

	2003	2002	2001

Reported net income	$22,562	$40,580	$44,878
Add back: goodwill amortization, net of tax benefit of $1,500 for fiscal 2001.	—	—	2,992

Adjusted net income	$22,562	$40,580	$47,870

Net income per ordinary share and ADS — basic:
Reported	$0.35	$0.66	$0.74
Add back: goodwill amortization, net of tax benefit	—	—	0.05

Adjusted	$0.35	$0.66	$0.79

Net income per ordinary share and ADS — diluted:
Reported	$0.34	$0.63	$0.70
Add back: goodwill amortization, net of tax benefit	—	—	0.04

Adjusted	$0.34	$0.63	$0.74

6.	Commitments and Contingencies

Commitments

       The Company leases its facilities and certain equipment under operating leases that expire at various times through 2021. Future minimum lease payments under operating leases due for the years ending December 31, net of sublease income under non-cancelable agreements and excluding lease commitments accrued as part of the Crystal Decisions Acquisition facilities shutdown accrual (see Note 13), are as follows (in thousands):

2004	$33,440
2005	29,873
2006	26,939
2007	25,784
2008	24,781
Thereafter	51,129

Total	$191,946

       Rent expense, net of sublease income, under all operating leases was $26,884,000, $22,848,000, and $19,968,000 for 2003, 2002 and 2001, respectively. Sublease income totaled $2,689,000, $3,317,000 and $3,366,000 for 2003, 2002 and 2001, respectively. The total future minimum sublease rental income estimated to be earned under all non-cancelable subleases at December 31, 2003 was $2,744,000, $2,137,000 and $1,962,000 for 2004, 2005 and 2006, respectively, and an aggregate of $4,621,000 thereafter.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       The Company leases certain facilities under operating leases that contain free rent periods and or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as accrued rent and is included in other current liabilities and as long-term accrued rent. The total liability for accrued rent was $5,376,000 and $9,492,000 at December 31, 2003 and 2002, respectively. The Company’s obligations under its San Jose, California, lease facility are collateralized by letters of credit totaling $6,954,000. The letters of credit are renewable and are secured by restricted cash. See Note 14.

Agreement to Terminate Lease

       On July 15, 2002, the Santa Clara Valley Transportation Authority (“VTA”) initiated an action against John A. Sobrato (“Landlord”) et al. in the Santa Clara County Superior Court Case No. CV 809425 seeking to take by eminent domain property in which the Company owned a leasehold interest as a result of its acquisition of Acta Technology. The Company subsequently became a party to this condemnation action. The disputed issue related to the permissible time for termination of the lease. During 2003, the parties agreed to settle the matter in accordance with an agreement, under which the effective termination of the lease was August 31, 2003. During the third quarter of 2003, the Company paid the VTA the sum of $1,671,000, and this amount, plus $351,000 in regular lease payments in the U.S. and U.K., for Acta Technology, reduced the restructuring accrual. Upon termination of the lease, the remaining $2,741,000 accrual related to the Mountain View facility, was reversed as an adjustment to goodwill. See Note 5, Goodwill and Other Intangible Assets, and Note 13, Restructuring Costs.

Legal matters

       On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on the Company’s U.S. Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On August 29, 2003, the Court ruled that the Company’s patent is not literally infringed and that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company has appealed the Court’s judgment to the Court of Appeals for the Federal Circuit and anticipate a ruling on the appeal in early 2005. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached.

       On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleges that the Company’s software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 originally set for April 12, 2004 has been continued by the Court to June 2004. The Company believes that it has valid defenses to this action and will continue to defend it vigorously. The potential costs associated with an adverse outcome cannot be reasonably estimated at this time.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortuous interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations started on October 20, 2003. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission and has yet to rule. The only relief which remains available under the Court’s prior rulings is for an injunction. MicroStrategy also seeks an award of its attorneys’ fees in an undisclosed amount, should they prevail on the injunction claim. The Company does not believe that any attorneys’ fees awarded will be material.

       On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions on December 11, 2003. The complaint alleges that the Crystal Decisions software products Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. The Company’s investigation of this matter is at a preliminary stage and no discovery has been obtained. As a result, the Company is not in a position to opine as to the merits of the suit or the potential exposure to the Company. The Company intends vigorously to defend this case.

       The Company became party to the following action when it acquired Crystal Decisions in December 2003. In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received a notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into court.

       In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In October 2003, Crystal Decisions (UK), Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court of Justice claiming the proceedings in the United States

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place in January 2004 to determine whether the injunction should be granted. The hearing was continued, and concluded March 9, 2004. The court has not yet rendered its decision.

       Although Business Objects believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside such an outcome adversely affect Business Objects’ financial position, liquidity and results of operations.

       On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology. The Company became a party to this action when it acquired Acta Technology in August 2002. The complaint alleges that the Acta Technology software products infringe Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorney’s fees. The Company has answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The Company intends to defend itself vigorously. The potential costs associated with an adverse outcome of this matter cannot be reasonably estimated at this time. The August 16, 2004 trial date previously set by the Court has been vacated.

       The Company is also involved in various other legal proceedings in the ordinary course of business and none are believed to be material to its financial condition and results of operations. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these matters is not determinable no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.

7.	Stockholders’ Equity

Share Repurchase Programs

       On May 15, 2003, the general meeting of shareholders of the Company authorized a share repurchase program under which the Board of Directors authorized the repurchase of up to 5,000,000 of its ordinary shares at a maximum purchase price of €25.00 per share for a period of eighteen months ending on November 15, 2004. This share repurchase program does not allow the aggregate repurchase price to exceed €75 million or the U.S. dollar equivalent. This authorization supercedes the share repurchase program previously authorized by the general meeting of shareholders held on June 5, 2002. No repurchases occurred during 2003.

       On June 5, 2002, the general meeting of shareholders of the Company authorized the repurchase of up to 2,000,000 of its ordinary shares at a maximum purchase price of €70.00 per share. On September 29, 2002, the Board of Directors authorized the repurchase of up to U.S. $50,000,000 or the euro equivalent of its ordinary shares. In compliance with the Board of Directors authorization, the Company had the option to repurchase up to 2,000,000 of its ordinary shares at a price not to exceed €20.00 per share. This program superceded the stock repurchase program previously announced in September 2001. Under the foregoing mentioned

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Board authorization and during November 2002, the Company repurchased a total of 250,000 ordinary shares for an aggregate cost of $4,055,000 on the Premier Marché of Euronext Paris S.A. There were no other repurchases before expiration of the authorization.

       On September 19, 2001, the Board of Directors authorized the repurchase of up to 2,000,000 of its ordinary shares at a maximum price of €60.00 per share, in accordance with the shareholders’ authorization of June 12, 2001. In September 2001, the Company repurchased a total of 243,175 ordinary shares for an aggregate cost of $4,438,000 on the Premier Marché of Euronext Paris S.A.

Stock Option Exchange Programs

      2002 Stock Option Exchange Program

       On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “2002 French Offer”) and the other to eligible international employees including employees in the United States (the “2002 International Offer”). Pursuant to the terms and conditions of each offer, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of €30.00 per share or higher granted under the Business Objects S.A. 1999 and 2001 Stock Option Plans, as amended. In exchange new options were granted on May 22, 2003 equal to the amount obtained by multiplying the number of shares to which a benefit had been renounced by the applicable exchange percentage. If an eligible employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six-month period prior to the commencement of the offer regardless of the options exercise prices.

       Both offers expired on November 19, 2002. In total, the Company accepted for cancellation options to subscribe to 2,773,279 ordinary shares and granted an aggregate of 1,034,126 new options. Pursuant to the 2002 International Offer, the Company accepted for cancellation options to subscribe to 2,464,537 ordinary shares and granted 912,610 new options with an exercise price of €17.30 per share, except for Italian-based employees who received new options with an exercise price of €19.32 per share in accordance with the terms of the exchange agreement. Pursuant to the 2002 French Offer, the Company accepted for cancellation options to subscribe to 308,742 ordinary shares and granted 121,516 new options with an exercise price of €18.39 per share. All grants were made either at or above the fair market value of the ordinary shares on the date of grant.

       The new options granted under the 2002 International Offer retained the vesting schedule of the old options they replaced. The new options granted under the 2002 French Offer retained substantially the same vesting schedule as the old options, except that the new options do not become exercisable until one year following the date of grant of the new options.

       The offers were not available to: (i) the Company’s officers who were also members of our Board of Directors; (ii) former employees; and (iii) any of the Company’s employees resident in Sweden and Switzerland. In addition, new options were not granted to individuals who were not employees of Business Objects S.A. or one of our affiliates as of the grant date of the new options.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

      2001 Stock Option Exchange Program

       On May 16, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “2001 French Offer”) and the other to eligible international employees including employees in the United States (the “2001 International Offer”). Pursuant to the terms and conditions of each offer, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options granted on or after January 1, 2000 under the Business Objects S.A. 1999 Stock Option Plan, as amended, in exchange for an equal number of new options to be granted on or after December 18, 2001. If an employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all options granted to the employee during the six-month period prior to the cancellation of any options. Both offers expired June 14, 2001. A total of 140 eligible employees elected to participate in the 2001 French Offer, representing a total of 329,287 options. A total of 301 eligible employees elected to participate in the 2001 International Offer, representing 1,083,554 options. As a result of the two separate offers, an aggregate of 441 eligible employees tendered an aggregate of 1,412,841 options in return for the promise to grant new options.

       On December 18, 2001, the Company regranted the cancelled options. Under the 2001 French Offer, a total of 314,137 options with an exercise price of €36.60 per share were regranted. Under the 2001 International Offer, a total of 1,068,015 options were regranted with an exercise price of €36.60 per share, except for Italian-based employees where the exercise price was set at €37.94 per share in accordance with Italian tax regulations. Fewer options were regranted than were canceled due to employee terminations.

       The exercise price of the new options was calculated as 100% of the closing price of the Company’s ordinary shares as reported on the Premier Marché on the last trading day before the date of grant, as was required under French law. In addition, for eligible employees who were Italian-based employees, the exercise price per share could not have been less than 100% of the average of the closing prices of the Company’s ordinary shares on the Premier Marché over the thirty days preceding the grant date.

       The new options granted under the 2001 International Offer retained the vesting schedule of the options they replaced. The new options granted under the 2001 French Offer retained substantially the vesting schedule of the old options they replaced, except that the new options did not become exercisable until one year following the date of grant of the new options.

       The programs were not available to: (i) members of the Company’s extended executive committee, (ii) employees with general management and/or management responsibility for multiple countries, (iii) employees with general sales management responsibility for named strategically important countries, (iv) employees responsible for sales representing 10% or more of the Company’s consolidated budget revenues for fiscal 2001, (v) former employees, and (vi) any of the Company’s employees who were resident in Belgium or Switzerland. In addition, new options were not granted to individuals who were not employees as of the grant date of the new options.

       Stock Splits. During February 2001, the Company’s shareholders and Board of Directors approved a three for two stock split in the form of a dividend of its ordinary shares and ADSs, which was effective on March 12, 2001. Because the three for two stock split was in the form of a dividend, the nominal value per share and ADS was not adjusted. During January 2000, the Company’s shareholders and Board of Directors approved a two for one stock split, for which

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

the nominal value per share and ADS was adjusted. The split was effective January 20, 2000. All share and per share information has been adjusted to give effect to both splits.

       Dividend Rights. Net income in each year after deduction for legal reserves is available for distribution to shareholders of the Company as dividends, subject to the requirements of French law and the Company’s statuts, or bylaws. Dividends may also be distributed from reserves of the Company, subject to approval by the shareholders and certain limitations. Payment of dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the Board of Directors. If net income is sufficient, the Board of Directors has the authority, subject to French law and regulation and without the approval of shareholders, to distribute interim dividends. The Company has not distributed any dividends since its inception.

       The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its issued share capital. This legal reserve is funded by the transfer of at least 5% of the Company’s net income per year to such legal reserve, capped by the 10% aggregate nominal value of share capital. The legal reserve balance requirement was $1,186,000 and $666,000 as of December 31, 2003 and 2002, respectively. The legal reserve is distributable only upon the liquidation of the Company. The Company’s statuts also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the general meeting of shareholders.

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

   Stock Based Compensation Plans

       The Company issues stock options or share warrants to its employees and outside directors and provides employees the right to purchase its stock pursuant to shareholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by APB 25 and related interpretations. All options granted under the Business Objects plans and the Crystal Decisions’ stock option plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. In conjunction with the Crystal Decisions Acquisition, the Company recorded $19,788,000 of deferred compensation to unearned compensation as part of shareholders’ equity. At December 31, 2003, $18,353,000 of this balance remained in shareholders’ equity with $646,000 charged to the statement of income as stock-based compensation and $789,000 reversed against unearned compensation as the result of the forfeiture of unvested options. This unamortized stock-based compensation will be amortized to stock-based compensation in the respective functional areas on a straight-line basis over the remaining vesting period of the option. In accordance with FASB Interpretation No. 44,

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

“Accounting for Certain Transactions involving Stock Compensation — an interpretation of ABP 25,” the Company will make adjustments to the total amount of deferred compensation calculated on the acquisition to adjust for the forfeiture of unvested options.

Stock Option Plans

       A summary of the Company’s stock option activity under all Plans, as described following the tables, is summarized as follows, excluding warrant activity. The “options available for grant” information includes only the 2001 Stock Option Plan (the “2001 Plan”) and 1999 Stock Option Plan (the “1999 Plan”) as no other Plans provide for the grant of additional options.

		Options Outstanding

	Options		Weighted Average
	Available for	Number of	Exercise Price
	Grant	Shares	in Euros

Balance at December 31, 2000.	3,033,888	8,267,354	€28.09
Shares reserved	3,450,000	—	—
Granted	(5,738,150)	5,738,150	36.70
Canceled	2,186,027	(2,421,523)	49.97
Exercised	—	(1,136,982)	6.62

Balance at December 31, 2001.	2,931,765	10,446,999	30.10
Granted	(3,147,045)	3,147,045	32.89
Canceled	4,370,894	(4,502,626)	40.72
Exercised	—	(1,066,222)	10.58

Balance at December 31, 2002.	4,155,614	8,025,196	27.83
Granted	(4,968,271)	4,968,271	22.16
Shares reserved	3,212,729	—	—
Options assumed in Crystal Decisions Acquisition	—	6,306,939	13.12
Canceled	1,077,901	(1,214,343)	34.31
Exercised	—	(1,893,522)	10.78

Balance at December 31, 2003.	3,477,973	16,192,541	€21.87

       The following table summarizes the Company’s stock options outstanding and exercisable at December 31, 2003:

Options Outstanding				Exercisable Options

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices in Euro	Shares	(in years)	Price in Euros	Shares	Price in Euros

€ 0.00 – 6.76	608,822	3.6	€3.94	608,822	€3.94
€ 6.77 – 12.96	5,068,938	7.2	10.11	3,810,906	9.83
€ 12.96 – 18.14	2,420,371	8.6	16.12	669,465	15.95
€ 18.15 – 27.03	3,068,752	9.0	23.35	379,531	20.25
€ 27.04 – 33.79	2,309,140	8.6	30.21	532,212	31.93
€ 33.80 – 54.06	2,025,431	7.0	38.61	1,308,165	38.36
€ 54.07 – 60.82	351,200	6.1	54.93	315,556	54.94
€ 60.83 – 67.58	339,887	6.5	66.16	290,218	66.15

	16,192,541	7.8	€21.87	7,914,875	€20.46

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       Business Objects 1999 Stock Option Plan. During December 2003, Business Objects assumed the as-converted outstanding options of former Crystal Decisions optionees which were granted under the Crystal Decisions 1999 Stock Option Plan. The former Crystal Decisions 1999 Plan now exists as part of Business Objects and is hereafter known as the BOSA 1999 Plan. The grant agreements under this plan continue to be in force with all terms of the previous grant agreements remaining unchanged. Business Objects did not assume any authorized but ungranted options under the Crystal Decisions 1999 Plan and may not regrant any options from forfeited shares.

       An aggregate of 6,310,234 ordinary shares were issued to Business Objects Option LLC. Of these shares, 6,306,939 represented shares issuable upon exercise of the options held by former Crystal Decisions optionees at December 11, 2003. As Business Objects Option LLC is an indirect wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights until such time as the option holders exercise their options. During the 20 days ended December 31, 2003, optionees exercised approximately 573,000 of these options. If any of the 6,310,234 ordinary shares are not needed to satisfy obligations under outstanding stock options, Business Objects has the right to sell such shares on the open market or use them for other corporate purposes.

       With the exception of options outstanding under the BOSA 1999 Plan, all options granted by the Company are for ordinary shares and are priced in euros. The assumed BOSA 1999 Plan options are for ADSs, which until exercise are held by Business Objects Option LLC, and the exercise price for options exercised under the BOSA 1999 Plan is stated in U.S. dollars. Where the preceding tables reference outstanding options, the options outstanding under the BOSA 1999 Plan are included and converted from the U.S. dollar denominated amount to euros.

       2001 Stock Option Plan. During February 2001, the shareholders of the Company approved a stock option plan in the form of an “evergreen plan” pursuant to which the Board of Directors was authorized to issue options corresponding to 3,450,000 shares, plus an annual increase to be added on June 30 of each year beginning in 2002 equal to the lesser of (i) 4,500,000 shares, (ii) 5% of the total shares of the Company on such date, or (iii) a lesser amount determined by the Board. As of December 31, 2002, the Company’s Board of Directors had not authorized any annual increase in the amount of shares authorized under the 2001 plan. During fiscal 2003, the Company’s Board of Directors authorized and reserved 3,212,729 additional shares under the 2001 Plan. On December 11, 2003, the shareholders approved the amendment of the terms of the plan and authorized the Board of Directors to increase annually, on one or more occasions, the number of shares of Business Objects which may be subscribed for or purchased upon the exercise of stock options granted pursuant to the 2001 Plan, within the limit of the lowest of the following amounts: (i) 6,500,000 shares with a nominal value of €0.10 each per share, (ii) the number of shares corresponding to 5% of the total number of Business Objects shares outstanding as of June 30 or (iii) any lesser amount as determined by the Board of Directors.

       1999 Stock Option Plan. During May 1999, the shareholders of the Company approved a stock option plan pursuant to which the Board of Directors was authorized to issue options corresponding to 2,625,000 shares. During June 2000, the shareholders approved an additional 4,500,000 shares reserved for issuance under the 1999 Plan.

       General Stock Option Terms. In accordance with French regulations applicable to companies listed on a French stock exchange the 2001 and 1999 Plans provide that the option price may not be less than the higher of (i) 100% of the closing price as reported on the French

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

stock exchange on the last trading day prior to the date of grant, or (ii) 80% of the average of the closing prices on such market over the twenty trading days preceding the grant date.

       The 2001 and 1999 Plans are intended to qualify as incentive stock option plans within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting schedule of option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The options granted under both Plans are exercisable up to ten years from the date of grant (other than options granted to employees in the United Kingdom, which have a term of seven years less one day).

       In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period (four years for options granted after May 2000) following the grant of the option. Currently, for options issued to France-based employees after January 1, 1997, holders of such options are not permitted to sell or dispose of their shares within five years of the date of grant (four years for options granted after May 2000) and, therefore, no social charges will be due on these options. Certain options previously issued by Crystal Decisions to France-based employees allow for exercise within four years of the date of grant and, therefore, social charges will be due on these options should the employee exercise within four years. No liability has been assessed at December 31, 2003.

       Warrants. On December 11, 2003, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 15,000 shares reserved to one director. As of December 31, 2003 these warrants were not issued. On January 23, 2004, the Board of Directors issued these warrants at an exercise price of €26.95 per share. The warrants vest at the rate of 33.33% per year on June 1, 2004, 2005 and 2006.

       On July 22, 2003, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares at an exercise price of €19.45 per share to three directors in compliance with the authorization of the shareholders meeting of May 15, 2003. The warrants for two of the directors vest at the rate of 33.33% per year on June 1, 2004, 2005 and 2006. The warrants for the other director vest at a rate of 50% per year on June 1, 2004 and 2005. As of December 31, 2003, all warrants were outstanding and none were exercisable.

       On June 5, 2002, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 15,000 shares to a director at an exercise price of €28.00 per share. The warrants vest at the rate of 33.33% per year on June 1, 2003, 2004 and 2005. On October 30, 2002, the director resigned and all warrants were canceled.

       On June 12, 2001, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares at an exercise price of €36.13 per share to three directors. The warrants vest at the rate of 33.33% per year on June 1, 2002, 2003 and 2004. As of December 31, 2003, all warrants were outstanding and 30,000 were vested and exercisable.

       On February 6, 2001, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 22,500 shares to a director at an exercise price of €57.97 per share. The warrants vest at the rate of 33.33% per year on May 1, 2001, 2002 and 2003. As of December 31, 2003, all 22,500 warrants were outstanding and exercisable.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       In May 1999, the Company’s shareholders approved the issuance of warrants to purchase an aggregate of 45,000 shares at an exercise price of €7.59 per share to a director. These warrants were fully exercised during the year ended December 31, 2001.

       On April 28, 1998, the Board of Directors approved the issuance of warrants to purchase an aggregate of 210,000 shares to five directors. The warrants were issued on June 18, 1998 after formal shareholder approval and had an exercise price of €4.91 per share and vested at a rate of 33.33% per year from June 18, 1998. Of these warrants, 120,000 were exercised in 2003, 45,000 were exercised in 2002, 7,500 were exercised in 2001 and 37,500 were exercised in 2000, leaving no outstanding warrants as of December 31, 2003.

       On April 28, 1997, the Board of Directors approved the issuance of warrants to purchase a total of 144,000 shares to four directors, with an exercise price of €2.81 per share. These warrants vested monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after formal shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. Of these warrants, 108,000 were exercised in 2000 and 36,000 were exercised in 2002, leaving no outstanding warrants as of December 31, 2003.

       In summary, warrants to purchase an aggregate of 112,500 shares were outstanding as of December 31, 2003 at exercise prices ranging from €19.45 to €57.97 per share and a weighted average exercise price of €33.83 per share.

       Employee Stock Purchase Plans. The Company has an International Employee Stock Purchase Plan intended to qualify under the provisions of Sections 421 and 423 of the U.S. Internal Revenue Code of 1986, as amended. Under the terms of this plan, employees may contribute via payroll deductions up to 10% of their eligible compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. The Company issued approximately 273,600 shares under the plan in 2003, 278,300 shares in 2002 and 153,000 shares in 2001. The Company’s shareholders periodically approve the issuance of additional shares to the total pool; 550,000 shares were authorized in 2003. There were 550,000 shares remaining available for issuance under the plan as of December 31, 2003.

       In addition, the Company also has an Employee Stock Purchase Plan available to the Company’s French employees, who are excluded from the International Plan. The French plan is part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. Stock purchases are limited under this plan to 10% of an employee’s compensation received during the offering period, generally every six months. The Company issued approximately 114,900 shares under the plan in 2003, 109,200 shares in 2002 and 2,000 shares in 2001. The Company’s shareholders periodically approve the issuance of additional shares to the total pool; 150,000 shares were authorized in 2003. There were approximately 309,600 shares remaining available for issuance under the plan as of December 31, 2003.

       Pro forma Effect of Stock Based Compensation. Business Objects has elected to measure compensation expense for its compensation plans using the intrinsic value method prescribed by APB 25 and related interpretations. Pro forma information regarding net income and net income per share is required by FAS 123, as modified by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. This disclosure is provided in Note 1 under Stock-based Compensation. For purposes of the pro forma disclosure, management estimates the fair value of stock options issued to employees

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. The model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       The weighted average assumptions used and the resulting estimates of weighted-average fair value of options granted under the Stock Option Plans during the following periods were as follows:

	Year Ended December 31,

	2003	2002	2001

Expected life of stock options plans (in years)	3.00	3.00	3.00
Volatility	71%	71%	86%
Risk-free interest rate	2.2%	3.2%	4.2%
Dividend yields	0%	0%	0%
Weighted-average fair value of options under stock option plans granted during the period	$12.34	$11.15	$13.48

       The weighted average assumptions used and the resulting estimates of weighted-average fair value of options granted under the Employee Stock Purchase Plans during the following periods were as follows:

	Year Ended December 31,

	2003	2002	2001

Expected life of employee stock purchase plans (in months)	6.00	6.00	6.00
Weighted average volatility for year	67%	71%	86%
Risk-free interest rate	1.5%	2.5%	5.0%
Dividend yields	0%	0%	0%
Weighted-average fair value of options under the employee stock purchase plan granted during the period	$4.59	$8.38	$17.77

8.	Employee Savings Plans

       The Company has an Employee Savings Plan that allows voluntary contributions by all full-time employees who are employed by the French parent company and have completed at least three months of service. Eligible employees may contribute up to 25% of pre-tax earnings to the Employee Savings Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase the Company’s shares. See Note 7 Shareholders’ Equity — Employee Stock Purchase Plans. The Company does not match Employee Savings Plan contributions.

       The Company is subject to a Legal Profit Sharing Plan for substantially all of the employees of its French entity. Contributions under the Legal Plan are based on a formula prescribed by French law. In addition, employees of the Company’s French entity may receive contributions from a separate statutory profit sharing plan sponsored by the Company. Contributions under this plan are based on the achievement of certain goals established by the Board of Directors. Contributions under this statutory plan are reduced by contributions required to be made under the Legal Plan. The Company accrued an aggregate of $5,816,000 for all plans related to contributions for 2003, $3,876,000 for 2002 and $3,166,000 for 2001.

       The Company’s U.S. subsidiary has a defined contribution 401(k) Plan covering substantially all of its U.S. employees. Participants may contribute up to 20% of their annual

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $1,500 per year per person, subject to a three year vesting schedule. Company matching contributions to the 401(k) Plan totaled approximately $804,000 in 2003, $653,000 in 2002 and $603,000 in 2001.

       The Company’s U.S. subsidiary also has a nonqualified Deferred Compensation Plan which permits eligible officers and employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses per year. The Company does not contribute to the Deferred Compensation Plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. Deferred compensation and investment earnings are held as a Company asset within a trust, which is subject to the claims of the general creditors of the Company. The trust’s assets, consisting of an investment in a variable universal life insurance policy, totaled $3,332,000 and $1,982,000 at December 31, 2003 and 2002, respectively, and are included in prepaid expenses. The liability under the Deferred Compensation Plan was approximately $3,980,000 and $2,337,000 at December 31, 2003 and 2002, respectively, and is included in other current liabilities.

       The Company contributes to pensions for personnel in France in accordance with French law by contributing amounts based on salaries to the relevant government agencies. There exists no actuarial liability in connection with these plans.

       French law also requires payment of a lump sum retirement indemnity to employees based upon years of service and compensation at retirement. Benefits do not vest prior to retirement. The Company’s obligation amounted to $979,000 and $572,000 as of December 31, 2003 and 2002, respectively, and is calculated as the present value of estimated future benefits to be paid, using the following assumptions: (a) Retirement age: 62 years; (b) Discount rate: 5.5% (6% — 2002); and (c) Rate of compensation increase: 4%. In 2002, the Company transferred the management of its benefit obligations and liabilities to a financial institution. Consequently, the financial institution will pay retirement indemnities directly to the employees of Business Objects France.

9.	Earnings Per Share

       The following table sets forth the computation of basic and diluted net income per ordinary share and ADS (in thousands, except per ordinary share and ADS amounts):

	Year Ended December 31,

	2003	2002	2001

Numerator:
Net income	$22,562	$40,580	$44,878
Denominator:
Weighed average ordinary shares and ADSs outstanding — basic	64,584	61,888	60,879
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock plans and warrants (treasury stock method)	1,584	2,045	3,482

Denominator for diluted earnings per ordinary share and ADSs	66,168	63,933	64,361

Net income per ordinary share and ADS — basic	$0.35	$0.66	$0.74

Net income per ordinary share and ADS — diluted	$0.34	$0.63	$0.70

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       The effect of options to purchase 4,717,000, 4,464,000 and 4,734,000 ordinary shares and ADSs was not included in the computation of the 2003, 2002 and 2001 diluted earnings per ordinary share and ADS, respectively, because the options’ exercise price was greater than the average market price of ordinary shares and such impact would not be dilutive.

10.	Interest and Other Income, Net

       Interest and other income, net primarily represents net interest income, patent infringement settlement income, net of litigation expenses, net gains and losses resulting from foreign currency exchange rate changes and other income (loss).

       The following table sets forth information regarding the Company’s interest and other income, net (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net interest income	$7,142	$7,679	$8,389
Patent infringement settlement income, net of litigation expenses:
Cognos payments, net of legal fees	7,000	10,361	—
Brio payments	—	1,500	2,500
Net exchange losses	(406)	(710)	(11)
Other income (loss), net	598	129	(418)

Total interest and other income, net	$14,334	$18,959	$10,460

       During May 2002, the Company entered into an agreement in settlement of its patent infringement lawsuit with Cognos, Inc. and Cognos Corporation (collectively “Cognos”). Under the terms of the agreement, Cognos licensed the rights to the Company’s technology under U.S. Patent No. 5,555,403 in exchange for payments totaling $24.0 million. The license covers both past and future use of the Company’s technology. A $10.0 million first installment representing past use was received during June 2002 and was classified as Interest and other income, net on the consolidated statements of income, net of $3.1 million of related legal fees. The remaining balance represents Cognos’ future use of our patented technology and is due in eight quarterly installments of $1.75 million, which commenced in the quarter ended September 30, 2002. Due to inherent uncertainties regarding performance on the part of Cognos in making the future payments, consistent with the cost recovery method and with other literature on extended payment terms including SOP 97-2, the Company will recognize the remaining settlement as other income once the amounts become due. The Company recognized $7.0 million of other income related to this settlement during 2003.

       As of September 1999, the Company entered into an agreement in settlement of its patent infringement lawsuit against Brio Software, Inc. (“Brio”). As part of this settlement, the Company dismissed its pending lawsuit involving the U.S. Patent No. 5,555,403 and Brio dismissed its pending lawsuit related to U.S. Patent No. 5,915,257, with Brio agreeing to pay the Company $10.0 million payable in quarterly instalments of $1.0 million commencing on September 30, 1999. Actual payments received included: $1.5 million, $2.5 million, $4.0 million and $2.0 million for 2002, 2001, 2000 and 1999, respectively.

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

11.	Income Taxes

       Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

France	$21,612	$40,969	$37,949
Rest of world	31,919	25,706	35,004

Total	$53,531	$66,675	$72,953

       The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
France	$21,202	$16,595	$16,708
Rest of world	69,347	12,520	13,809

Total current	$90,549	$29,115	$30,517

Deferred:
France	$(15,867)	$(2,933)	$(2,500)
Rest of world	(43,713)	(87)	58

Total deferred	$(59,580)	$(3,020)	$(2,442)

Total	$30,969	$26,095	$28,075

       Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company’s incentive stock option plan reduced taxes currently payable as shown above by approximately $17,974,000, $3,649,000 and $1,472,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Such benefits were credited to additional paid-in capital when realized.

       A reconciliation of income taxes computed at the French statutory rate (35.43% in 2003, 35.43% in 2002, and 36.38% in 2001) to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Income tax provision computed at the French statutory rate	$18,966	$23,623	$26,541
Non-deductible acquired in-process research and development	9,963	709	—
Operating losses not utilized	667	289	271
Income at higher (lower) tax rates	255	96	(433)
Research credits	(3,595)	(1,046)	(1,100)
Other individually immaterial items	4,713	2,424	2,796

Total current	$30,969	$26,095	$28,075

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

       Deferred taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$27,332	$40,356
Cognos settlement	1,630	3,705
Deferred revenue	4,310	2,967
Accrued bonuses and compensation	13,482	2,928
Amortization of intangible assets	13,611	7,306
Accrued rent	1,248	3,385
Prepaid expenses	13,205	—
Depreciation	6,995	—
Other, including reserves and accruals not currently deductible	9,472	7,536

Total deferred tax assets	91,285	68,183
Valuation allowance	(49,265)	(54,615)

Total deferred tax assets	$42,020	$13,568

Deferred tax liabilities:
Intangible assets	$(16,759)	$—
Items eliminated in purchase accounting	(8,672)	—
Other, including individually immaterial items	(2,676)	(648)

Total deferred tax liabilities	(28,107)	(648)

Net deferred tax assets(1)	$13,913	$12,920

(1)	At December 31, 2003, balance sheet classification includes: $261,000 included in current deferred tax assets, $17,963,000 included in long-term deferred tax assets, offset by $4,312,000 of current deferred tax liabilities included in other current liabilities. All deferred tax assets were classified as current at December 31, 2002.

       The valuation allowance for deferred tax assets decreased by $5,350,000 in 2003 and increased by $28,313,000 in 2002. Of the valuation allowance, $9,400,000 is attributable to stock options, the benefit of which will be credited to additional paid-in capital when realized. The remaining $39,865,000 of the valuation allowance is attributable to acquired deferred tax assets from Acta Technology and Crystal Decisions, the eventual realization of which will be credited to goodwill.

       As of December 31, 2003, the Company has U.S. federal and state net operating loss carryforwards of approximately $72,435,000 and $13,589,000, respectively. These net operating loss carryforwards will expire in the years 2004 through 2033, if not utilized. The Company’s future ability to utilize the Acta Technology net operating loss carryforwards is subject to limitation under the Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended.

12.	Financial, Segment and Geographic Information

       Financial. Crystal Decisions revenues and operating income were $26.5 million and $7.4 million, respectively, prior to the acquired in-process research and development charge, amortization of acquired intangible assets and deferred compensation, integration costs and restructuring costs for the 20 days following the Crystal Decisions Acquisition. The Company has

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

reported these amounts separately, because the information was directly available, however, going forward the Company will not have discrete financial information available.

       Segment. The Company has one reportable segment — business intelligence software products. The Company recognizes its net license fees from three product families: Business Intelligence Platform, Enterprise Analytic Applications and Data Integration. The Company does not track services revenues by product family as it is impracticable to do so. The following table summarizes net license fees recognized from each product family (in thousands):

	Year Ended December 31,

	2003	2002	2001

Business Intelligence Platform(1)	$235,539	$219,195	$241,569
Enterprise Analytic Applications	25,754	20,899	8,025
Data Integration	13,968	3,861	—

Total net license fees	$275,261	$243,955	$249,594

(1)	Includes Crystal Decisions products.

       Geography. Operations outside of France consist principally of sales, marketing, finance, customer support and research and development activities. The following is a summary of revenues and long-lived assets by geographic location (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenues:
France	$72,088	$53,752	$60,444
Rest of Europe	201,627	158,628	161,740
Americas, including Canada and Latin America	241,911	212,874	164,318
Rest of world	45,199	29,545	29,292

Total revenues	$560,825	$454,799	$415,794

       The following is a summary of long-lived assets by geographic location (in thousands):

	Year Ended
	December 31,

	2003	2002

Long-lived assets:
France	$24,336	$14,081
Rest of Europe	122,624	18,309
Americas, including Canada and Latin America	1,145,449	99,971
Rest of world	6,087	4,500

Total long-lived assets	$1,298,496	$136,861

13.	Restructuring Costs

Non-Acquisition-related Restructuring Liabilities

       During the quarter ended June 30, 2002, the Company implemented a restructuring plan to eliminate approximately 50 positions in the Company’s European field operations in order to better align the Company’s revenues and cost structure in Europe in response to the region’s overall weak information technology spending environment. In addition, the Company eliminated excess office space in France, Italy, Spain and Switzerland. Implementation of the plan resulted in restructuring charges to earnings totaling $3,871,000 for severance and other employee

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

termination benefits and costs associated with exiting facilities, representing the excess of lease costs over anticipated sublease income.

       During the quarter ended December 31, 2002, the Company substantially completed its restructuring plan, at which time the Company reversed $610,000 of previously accrued expenses. The reversal was primarily due to savings from planned termination costs resulting from normal employee attrition for three of the 50 positions that were to be eliminated, lower than planned costs per head and utilization of certain facilities originally scheduled for abandonment. In addition, during the quarter ended December 31, 2002, the Company adopted an additional restructuring plan to eliminate an additional four positions as part of its ongoing measures to better align operating expenses with revenues. Implementation of this plan resulted in restructuring charges to earnings totaling $725,000 for severance and other employee termination benefits.

       The Company completed the implementation of both restructuring plans as of December 31, 2003. The remaining $513,000 restructuring accrual at December 31, 2003 relates to estimated remaining legal costs or payments to terminated employees who have initiated legal action against the Company. The Company does not expect a resolution in these lawsuits until at least the fourth quarter of 2004.

       The following table summarizes the Company’s accrued restructuring costs at December 31, 2003 (in thousands):

	Severance
	and Other
	Employee	Estimated Cost
	Termination	of Excess
	Benefits	Office Space	Total

Restructuring charge at June 30, 2002	$3,151	$720	$3,871
Adjustments to the original plan	(532)	(78)	(610)
Additional restructuring charges	725	—	725
Cash payments during 2002	(2,268)	(564)	(2,832)
Impact of foreign currency exchange rates on translation of accrual	144	75	219

Balance at December 31, 2002	$1,220	$153	$1,373
Adjustments to the original plan	(63)	—	(63)
Cash payments during 2003	(815)	(167)	(982)
Impact of foreign currency exchange rates on translation of accrual	171	14	185

Balance at December 31, 2003	$513	$—	$513

Acquisition-related Restructuring Liabilities Included as a Cost of Acquisition

Acta Technology, Inc.

       Immediately prior to the Company’s acquisition of Acta Technology, Acta’s management initiated and approved plans to restructure Acta’s operations. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with existing general economic conditions. Acta Technology recorded approximately $13,527,000 of restructuring costs in connection with restructuring the pre-acquisition Acta Technology organization. Costs to restructure pre-acquisition Acta Technology were accounted for under EITF Issue No. 95-3. These costs were recorded as liabilities assumed as part of the purchase price allocation.

       This restructuring liability consisted primarily of severance, other employee benefits and costs of vacating duplicate facilities. The severance and other employee benefits related to the planned termination of approximately 50 employees worldwide. Other related restructuring

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

charges consisted primarily of the cost of vacating duplicate facilities and the write-down of excess equipment. The charge for the write-down of excess equipment was $1,220,000. The charge for lease abandonment was $7,926,000, representing total future minimum lease payments due through 2007, net of projected sublease income of $4,188,000 for Acta’s Mountain View, California, headquarters and other smaller European offices.

       The balance of the accrued restructuring charges included as a cost of acquisition related to Acta Technology were as follows at December 31, 2003 (in thousands):

		Leasehold
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total

Restructuring charge at August 2002	$4,381	$9,146	$13,527
Cash payments during 2002	(4,381)	(1,108)	(5,489)
Non-cash charges	—	(1,220)	(1,220)

Balance of December 31, 2002	$—	$6,818	$6,818
Net cash payments during 2003	—	(3,400)	(3,400)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2,741)	(2,741)

Balance at December 31, 2003	$—	$677	$677

       During 2003, the restructuring accrual was reduced by cash payments of $3,400,000, including a $1,671,000 payment to terminate the lease for Acta’s Mountain View, California, facility through an action by the VTA to take the property by eminent domain, and $1,729,000 in regular lease payments in the U.S. and the United Kingdom, net of returned deposits. Upon termination of the lease, the remaining $2,741,000 accrual related to the Mountain View facility, was reversed as an adjustment to goodwill. The remaining accrual of $677,000 at December 31, 2003 is for estimated future minimum lease payments for Acta’s U.K. facility which includes payments until 2005.

Crystal Decisions, Inc.

       In December 2003, prior to the Crystal Decisions Acquisition, management began to assess and formulate a plan to restructure the combined company’s operations to eliminate duplicative activities, focus on strategic products and reduce the company’s cost structure. Management approved and committed the company to the plan shortly after the completion of the acquisition. The plan consisted primarily of the involuntary termination of 353 employees and the exit of certain facilities.

       Accrued restructuring costs of $7,782,000 related to pre-acquisition Business Objects were expensed in accordance with FAS 146. Restructuring costs of $13,525,000 related to Crystal Decisions were accounted for under EITF 95-3. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Crystal Decisions.

Restructuring Costs Expensed in 2003

       The charge of $7,782,000 related to pre-acquisition Business Objects consisted primarily of severance and related benefits for 159 employees across all functions worldwide and duplicative facilities in the Americas, Europe, Japan and Asia Pacific. The Company plans to pay the

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

severance and other related benefits during 2004. The Company anticipates that there will be additional charges related to exiting certain facilities previously leased by Business Objects.

       The balance of accrued restructuring charges related to the pre-acquisition Business Objects organization were as follows at December 31, 2003 (in thousands):

Employee
Severance and
Other Related
Benefits

Restructuring costs	$7,782
Less: non-cash stock based compensation expense	(332)
Impact of foreign currency exchange rates on translation of accrual	302

Balance at December 31, 2003	$7,752

Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition in 2003

       The charge of $13,525,000 related to the Crystal Decisions Acquisition consisted primarily of severance and related benefits for 194 employees across all functions worldwide and duplicative facilities in the Americas, Europe and Japan. Benefits of approximately $1,136,000 had been paid as of December 31, 2003. The Company expects to pay the remaining liability during 2004. Costs to abandon 11 facilities primarily include future minimum lease payments, net of estimated sublease income of $450,000, that are expected to be remaining once the facilities are vacated through dates to 2008.

       The balance of the accrued restructuring charges included as a cost of acquisition related to Crystal Decisions were as follows at December 31, 2003 (in thousands):

	Employee
	Severance and	Costs to
	Other Related	Abandon
	Benefits	Facilities	Total

Restructuring costs	$10,780	$2,745	$13,525
Cash payments during 2003	(1,136)	—	(1,136)

Balance at December 31, 2003	$9,644	$2,745	$12,389

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

14.     Notes and Escrows Payable and Restricted Cash

       Notes and escrows payable and restricted cash consisted of the following (in thousands):

	Year Ended December 31,

	Notes and
	Escrows Payable		Restricted Cash

	2003	2002	2003	2002

Non-interest bearing notes issued in connection with the purchase of Acta Technology due February 2004, subject to indemnification obligations	$9,310	$9,310	$9,310	$9,310
Bonuses to former Acta Technology employees subject to indemnification obligations, due February 2004.	418	418	418	418
Non-interest bearing notes issued in connection with the purchase of OLAP@Work, subject to employment related contingencies	—	833	—	833
Non-interest bearing notes issued in connection with the purchase of Blue Edge Software, subject to indemnification obligations	—	567	—	—
Notes bearing interest at 2.5% issued in connection with the purchase of Blue Edge Software, subject to employment related contingencies	—	317	—	317
Cash subject to withdrawal restrictions related to overdraft credit facility and foreign exchange forward trading line	—	—	2,035	—
Cash subject to withdrawal restrictions on deposit of security for bonuses to be paid to Acta Technology employees subject to employment related contingencies	—	—	526	526
Cash subject to withdrawal restrictions on deposit	—	—	6,954	7,504

Total balances	$9,728	$11,445	$19,243	$18,908
Current portion	(9,728)	(1,717)	(19,243)	(8,654)

Total long term	$—	$9,728	$—	$10,254

       During 2003, $9,728,000 in notes payable consisting of $9,310,000 in non-interest bearing notes issued in connection with the purchase of Acta and $418,000 in bonuses payable to former Acta employees were classified as current, from long-term, as they are due in the first quarter of 2004 subject to indemnification obligations. As Informatica has filed an action for alleged patent infringement against Acta Technology, the full amounts held in escrow are not currently available for release. The related restricted cash, plus $526,000 in cash on deposit for bonuses to be paid to Acta employees was also classified to current from long-term during fiscal 2003. In April 2003, the Company paid $833,000 in notes issued in connection with the purchase of OLAP@Work in April 2000 and released a corresponding amount of restricted cash. In December 2003, the Company paid $884,000 in notes issued in connection with the acquisition of Blue Edge Software and released $317,000 in restricted cash.

       The Company assumed an overdraft credit facility from Crystal Decisions. This overdraft credit facility is secured by a $2,000,000 deposit plus interest earned thereon which is classified as current restricted cash. The overdraft credit facility provides up to Canadian $2,000,000 credit for certain overdrafts plus a foreign exchange forward trading line supporting notional contracts of between $4,000,000 and $6,000,000.

15.     Credit Line

       In November 2003, Business Objects executed a line of credit for the duration of one year ending November 25, 2004. The line provides up to €60 million which can be drawn in euros, U.S. dollars or Canadian dollars for general working capital requirements. The available amount is reduced by the aggregate of all outstanding drawings against the line of credit. Drawings are

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

limited to advances in duration of ten days to twelve months and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. The line is subject to a commitment fee on the available funds, payable on the first day of each quarter. The terms of the agreement do not allow for the prepayment of any drawings without the prior approval of the bank. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. No drawings were made by the Company at December 31, 2003. The agreement restricts certain of the Company’s activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

16.     Accounting for and Disclosure of Guarantees

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

       The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003 and 2002.

       The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the software is sold. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical activity. To date the Company has had no material warranty claims. Due to thorough product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.

       The Company has entered into certain real estate leases that require the Company to indemnify property owners against certain environmental and other liabilities and other claims.

       Environmental Liabilities. The Company only engages in the development, marketing and distribution of software, and it has never had any environment related claim. Therefore, the likelihood of incurring a loss related to these environmental indemnifications is remote and thus the Company is unable to reasonably estimate the amount. Therefore, the company has not

BUSINESS OBJECTS S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

recorded a related liability in accordance with the recognition and measurement provisions of FAS 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

       Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, the Company measured the fair value of these obligations and determined them to be immaterial.

17.     Supplemental Financial Information (Unaudited) — Selected Quarterly Data

       The following table presents unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2003 (in thousands, expect per share data). This information has been prepared on the same basis as the annual information presented elsewhere herein and, in management’s opinion, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Three Months Ended

	Dec. 31,	Sept 30,	June 30,	Mar. 31,	Dec. 31,	Sept 30,	June 30,	Mar. 31,
	2003(1)	2003	2003	2003	2002	2002	2002	2002

	(in thousands, except per share data)
Total revenues	$184,203	$129,112	$128,987	$118,523	$126,183	$109,882	$111,196	$107,538
Gross profit	154,388	106,422	107,423	97,636	106,119	91,104	93,045	89,940
Acquired in-process research and development	27,966	—	—	—	—	2,000	—	—
Restructuring costs	7,782	—	—	—	115	3,756	—	—
Income from operations	329	13,418	14,984	10,466	17,024	4,642	10,286	15,764
Net income (loss)	$(8,604)	$10,827	$11,527	$8,812	$12,813	$4,868	$11,878	$11,021

Net income per ordinary share and ADS — basic	$(0.12)	$0.17	$0.18	$0.14	$0.21	$0.08	$0.19	$0.18

Net income per ordinary share and ADS — diluted	$(0.12)	$0.17	$0.18	$0.14	$0.20	$0.08	$0.18	$0.17

(1)	The quarter ended December 31, 2003 includes the consolidated results of operations for Crystal Decisions from December 12, 2003 to December 31, 2003. In accordance with FAS 141, the acquired in-process research and development of $27,966,000 relating to the Crystal Decisions Acquisition was written off in the fourth quarter of 2003. Restructuring costs of $7,782,000 were incurred by Business Objects during the quarter ended December 31, 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9A.	Controls and Procedures

       (a)     Evaluation of Disclosure Controls and Procedures.

       Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

       Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within a company may be detected.

       (b)     Changes in internal controls.

       In connection with the Crystal Decisions Acquisition on December 11, 2003, there were significant changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). We believe that these changes, although significant, did not materially affect and are not reasonably likely to materially affect our internal controls over financial reporting.

       Our independent auditor, Ernst & Young LLP, issued its annual management letter to our audit committee and management which included a reportable condition related to the operation of certain internal controls. At December 31, 2003, certain account reconciliations, analyses and supporting documentation were not prepared or reviewed on a timely basis due to multiple priorities as a result of the timing of the close of the Crystal Decisions Acquisition and the implementation of a significant restructuring and integration plan.

       Prior to the issuance of our financial statements, we completed the account reconciliations, analysis and our management review such that we can certify that the information contained in our financial statements as of and for each of the three years in the period ended December 31, 2003 fairly presents in all material respects the financial condition and results of operations of Business Objects.

PART III

Item 10.	Directors and Executive Officers of Registrant

       Information required by this item concerning our directors and executive officers is set forth in Part I of this Form 10-K in the section titled “Business — Directors, Executive and Key Personnel.”

       Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section titled, “Compliance with Section 16(a) of the Exchange Act” of the Company’s Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 (the “2004 Proxy Statement”).

       We have adopted the Business Objects S.A. Code of Ethics for Principal Executive and Senior Financial Officers (“Code of Ethics”) which applies to our principal executive officer, unless we have both a Chief Executive Officer and a President, in which case it is applicable to both, our principal financial officer, our principal accounting officer, controller and divisional vice presidents of finance. Our Code of Ethics is publicly available on our website at www.businessobjects.com. We intend to disclose on our website or on Form 8-K any amendments to our Code of Ethics and any waiver from a provision of this Code granted to our Chief Executive Officer, President, Chief Financial Officer, Controller or divisional vice presidents of finance. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11.	Executive Compensation

       Information required by this item concerning our directors and executive officers is incorporated by reference to the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

       Information required by this item regarding security ownership of certain beneficial owners and management as well as equity compensation plans, is incorporated by reference to the information set forth in the sections titled “Beneficial Share Ownership by Principal Shareholders and Management” and “Equity Compensation Plan” in the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

       Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

Item 14.	Principal Auditors Fees and Services

       Information required by this item regarding principal auditors fees and services is incorporated by reference to the information set forth in the sections titled “Relationship with Independent Auditors” in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Consolidated Financial Statements.

       This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2)     Financial Statement Schedules.

Schedule II: Valuation and Qualifying Accounts — Business Objects S.A.

	Year Ended December 31,

Allowance for doubtful accounts and distribution channel returns:	2003	2002	2001

Balance at beginning of year	$2,891	$3,861	$3,987
Acquired through acquisition	6,628	537	—
Provisions	1,102	(1,102)	806
Deductions	(638)	(585)	(807)
Translation adjustments	(136)	180	(125)

Balance	$9,847	$2,891	$3,861

	Year Ended December 31,

Deferred tax asset, valuation allowance	2003	2002	2001

Balance at beginning of year	$54,615	$26,302	$22,022
Additions charged to valuation allowance	7,573	31,139	4,280
Reductions from valuation allowance	(12,923)	(2,826)	—

Balance	$49,265	$54,615	$26,302

       Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3)     Exhibits.

       The following exhibits are filed as part of this Form 10-K:

Exhibit
No.	Description

10.25.1	Business Objects S.A. 2001 Stock Option Plan, as amended December 11, 2003.
10.35	Agreement between Société Générale and Business Objects S.A. for a line of credit dated November 25, 2003.
14.1	Business Objects S.A. Code of Ethics for Principal Executive and Senior Financial Officers.

Exhibit
No.	Description

21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Auditors, Ernst & Young LLP.
24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b)     Reports on Form 8-K.

       The company filed or furnished eight reports on Form 8-K during its fourth quarter ended December 31, 2003.

Date Filed or
Furnished	Description of Form 8-K Report

October 17, 2003	The Company announced the amendment of the Stockholders Agreement and Support Agreement.
October 23, 2003	The Company announced its earnings results for the quarter ended September 30, 2003.
November 3, 2003	The Company filed a report for the issuance of two press releases.
December 9, 2003	The Company announced the final per share merger consideration to be paid to stockholders of Crystal Decisions, Inc. in connection with Business Objects’ proposed acquisition of Crystal Decisions.
December 10, 2003	The Company announced the board of directors approved text to be presented at the December 11, 2003 Business Objects’ shareholders meeting.
December 11, 2003	The Company announced the completion of its acquisition of Crystal Decisions, Inc.
December 12, 2003	The Company furnished under Item 9 the slides presented at its extraordinary general meeting of shareholders held in Paris, France on December 11, 2003.
December 23, 2003	The Company filed a Current Report under Items 2 and 7 related to the presentation of the pro forma information requirements related to the acquisition of Crystal Decisions, Inc.

(c)     Exhibits Incorporated by Reference

Exhibit
Number	Description

3.0*	Status or Charter of the Company, as amended on July 15, 2002 (English translation), is incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Form 10-Q filed with the SEC on August 14, 2002 (File No. 000-24720).
3.1*	Bylaws of the Company, as amended on July 15, 2002 (English translation) is incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Form 10-Q filed with the SEC on August 14, 2002 (File No. 000-24720).
4.0*	Form of Deposit Agreement, as amended and restated on December 30, 1998, among Business Objects S.A., the Bank of New York as Depositary and holder from time to time of American Depositary Shares issued thereunder and Exhibit A to Deposit Agreement, is incorporated herein by reference to Exhibit 4.0 filed with the Company’s 1998 Form 10-K filed with the SEC.
4.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects S.A. and The Bank of New York (as Depositary and holder from time to time of ADSs issued thereunder) and Exhibit A to the Deposit Agreement (this exhibit is incorporated by reference to the Registrant’s registration statement on Form F-6 filed with the Securities and Exchange Commission on October 15, 2003 (File No. 333-109712)).
4.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects S.A., New SAC, CB Cayman and certain shareholders of New SAC (this exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 17, 2003 (File No. 000-24720)).
10.0*	Lincoln Park Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated January 18, 1996, as amended and assignment of interest to Speiker Properties, L.P., is incorporated herein by reference to Exhibit 10.0 filed with the Company’s 1997 Form 10-K filed with the SEC.
10.1*	Office Building Lease by and between Nabarro Nathanson, D.J. Downing, J.M. Jones Properties Limited and the Company dated March 6, 1996 is incorporated herein by reference to Exhibit 10.1 filed with the Company’s 1997 Form 10-K filed with the SEC.
10.2*	Commercial Lease by and between Foncierne Chaptal and the Company dated June 4, 1996 is incorporated herein by reference to Exhibit 10.2 filed with the Company’s 1997 Form 10-K filed with the SEC.
10.3*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.4*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.5*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.6*	Summary: in English of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

Exhibit
Number	Description

10.7*+	Stock subscription warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).
10.8*+	Stock subscription warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).
10.9*+	Stock subscription warrant for Philippe Claude dated June 19, 1997, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1997 (File No. 333-42059).
10.10*+	Stock subscription warrant for Albert Eisenstat dated June 19, 1997, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
10.11*+	Stock subscription warrant for Arnold Silverman dated June 19, 1997, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
10.12*+	Stock subscription warrant for Vincent Worms dated June 19, 1997, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
10.13*	Value Added Reseller Agreement for Visigenics Products with Reseller Rights dated March 27, 1997, by and between the Company is incorporated herein by reference to Exhibit 10.1 with the Company’s 1997 Form 10-K filed with the SEC.
10.14*+	Stock subscription warrant for Bernard Charles dated June 18, 1998, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.15*+	Stock subscription warrant for Philippe Claude dated June 18, 1998, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.16*+	Stock subscription warrant for Albert Eisenstat dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.17*+	Stock subscription warrant for Arnold Silverman dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.18*+	Stock subscription warrant for Vincent Worms dated June 18, 1998, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.19*	License, Distribution and Marketing Agreement by and between the Company and Microsoft Corporation, dated June 23, 1998, is incorporated herein by reference to Exhibit 10.21 filed with the Company’s 1998 Form 10-K filed with the SEC.

Exhibit
Number	Description

10.20*+	Stock subscription warrant for Vincent Worms dated May 4, 1999, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84331).
10.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation)
10.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with the Company’s June 30, 2000 10-Q filed with the SEC.
10.23*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10.24*+	French Employee Savings Plan and 1995 International Employee Stock Purchase Plan as amended, is incorporated herein by reference to the Addendum to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 22, 2002 (File No. 000-24720).
10.24.1*+	French Employee Savings Plan and 1995 International Employee Stock Purchase Plan as amended, is incorporated herein by reference to the Company’s Registrant Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111089).
10.25*+	2001 Stock Option Plan, as amended, is incorporated herein by reference to the Company’s to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001 (File No. 333-69376).
10.25.1+	2001 Stock Option Plan, as amended December 11, 2003
10.26*+	Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001.
10.27*+	Stock subscription warrant for Bernard Charles dated October 30, 2001, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.28*+	Stock subscription warrant for Albert Eisenstat dated October 30, 2001, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.29*+	Stock subscription warrant for Arnold Silverman dated October 30, 2001, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.30*+	Agreement with each of the Company’s directors and senior management pursuant to which the Company agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with the Company’s registration statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).
10.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 99-3.2 filed with the Company’s September 30, 2001 10-Q filed with the SEC.

Exhibit
Number	Description

10.32*+	Stock subscription warrant for Gerald Held dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.33*+	Stock subscription warrant for Jean-Francois Heitz dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.34*+	Stock subscription warrant for David Peterschmidt dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.35	Agreement between Société Générale and Business Objects S.A. for a line of credit dated November 25, 2003.
10.36*+	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).
10.36.1*+	1999 Stock Option Plan — Canadian Stock Option Agreement incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.36.2*+	1999 Stock Option Plan — French Sub-Plan incorporated herein by reference to the Crystal Decision’s Annual Report on Form 10 filed with the SEC on June 28, 2002.
10.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.39*+	Lease Agreement dated November 1, 1997 between No. 163 Cathedral Ventures Limited, Seagate Software Information Management Group, Inc. and Seagate Technology Inc., as a Guarantor incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.39.1*	Amendment to Lease agreement dated January 27, 1999 incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).

Exhibit
Number	Description

10.40*	Lease Agreement dated September 27, 1999 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.40.1*	Amendment to Lease agreement dated June 22, 2000 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.40.2*	Amended and Restated Lease Agreement dated February 28, 2002 between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. incorporated herein by reference to the Crystal Decision’s Annual Report on Form 10-K filed with the SEC on June 29, 2001.
10.41*	Lease agreement dated October 18, 1996 between Raven Properties Limited and Holistic Systems Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.41.1*	License to Underlet dated May 16, 2000 between Ravenseft Properties Limited Blackwell Healthcare Communications Limited and Seagate Information Management Group Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.41.2*	Under lease agreement dated May 23, 2000 between Seagate Information Management Group Limited and Blackwell Healthcare Communications Limited incorporated herein by reference to exhibit 10.11.2 to the Crystal Decision’s Registration Statement on Form S-1 filed with the SEC on May 23, 2003 (File No. 333-105559).
10.42*	Lease agreement dated June 22, 1998 between Allstate Insurance Company and Seagate Software, Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.43*	Sublease agreement dated June 18, 1999 between Bellsouth Mobility Inc. and Seagate Software Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.44*	Offer Letter dated as of September 25, 2002 between Crystal Decisions Inc. and Jonathan Judge incorporated herein by reference to the Crystal Decisions’ Quarterly Report on Form 10-Q filed with the SEC on September 27, 2002 (File No. 000-31859).
10.44.1*	Amendment No. 1 to Employment Agreement dated as of August 28, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Jonathan J. Judge incorporated herein by reference to Exhibit 10.17.1 filed with Crystal Decision’s S-1 filed with the SEC on September 3, 2003 (File No. 333-108479).
10.45*	Tenancy dated July 2, 2002 between Crystal Decisions (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.

Exhibit
Number	Description

10.45.1*	Deed dated July 2, 2002 between Crystal Decision (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.46*	Lease Agreement dated December 27, 1994 and lease agreement for additional premises dated December 13, 1995 between Clover Investments, Inc., Crystal Computer Services, Inc and Seagate Technology, Inc. incorporated herein by reference to Exhibit 10.3 to the Crystal Decision’s Registration Statement on Form 10 (File No. 000-23169) of Seagate Software, Inc. filed with the SEC on October 3, 1997.
10.46.1*	Amendment to Lease Agreement dated December 30, 1999 between Manufacturer Life Insurance Company and Seagate Software Information Management Group (Canada) Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.46.2*	Amendment to Lease agreement dated July 17, 2000 between the Manufacturer Life Insurance Company and Seagate Information Management Group (Canada) Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.46.3*	Amendment to Lease Agreement dated April 2, 2002 between the Manufacturer Life Insurance Company and Crystal Decisions, Corp. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.47*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Anthony L. Wind incorporated herein by reference to Exhibit 10.25 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.48*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and William G. Gibson incorporated herein by reference to Exhibit 10.26 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.49*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Andrew L. Handford incorporated herein by reference to Exhibit 10.27 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.50*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Eric Patel incorporated herein by reference to Exhibit 10.28 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
14.1	Business Objects S.A. Code of Ethics for Principal Executive and Senior Financial Officers.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Previously filed.
+	Management contracts or compensatory plans.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS OBJECTS S.A.

By:	/s/ BERNARD LIAUTAUD

Bernard Liautaud
Chairman of the Board and
Chief Executive Officer

Date: March 12, 2004

       Know all Person by These Presents, that each person whose signature appears below constitutes and appoints Bernard Liautaud and James R. Tolonen, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying the confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BERNARD LIAUTAUD (Bernard Liautaud)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ JAMES R. TOLONEN (James R. Tolonen)	Chief Financial Officer and Senior Group Vice President (Principal Financial and Accounting Officer)	March 12, 2004

/s/ JOHN OLSEN (John Olson)	Director, President and Chief Operating Officer	March 12, 2004

/s/ ALBERT EISENSTAT (Albert Eisenstat)	Director	March 12, 2004

/s/ ARNOLD SILVERMAN (Arnold Silverman)	Director	March 12, 2004

/s/ BERNARD CHARLÈS (Bernard Charlès)	Director	March 12, 2004

/s/ GERALD HELD (Gerald Held)	Director	March 12, 2004

/s/ DAVID PETERSCHMIDT (David Peterschmidt)	Director	March 12, 2004

/s/ JEAN-FRANÇOIS HEITZ (Jean-François Heitz)	Director	March 12, 2004

/s/ DAVID ROUX (David Roux)	Director	March 12, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.0*	Status or Charter of the Company, as amended on July 15, 2002 (English translation), is incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Form 10-Q filed with the SEC on August 14, 2002 (File No. 000-24720).
3.1*	Bylaws of the Company, as amended on July 15, 2002 (English translation) is incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Form 10-Q filed with the SEC on August 14, 2002 (File No. 000-24720).
4.0*	Form of Deposit Agreement, as amended and restated on December 30, 1998, among Business Objects S.A., the Bank of New York as Depositary and holder from time to time of American Depositary Shares issued thereunder and Exhibit A to Deposit Agreement, is incorporated herein by reference to Exhibit 4.0 filed with the Company’s 1998 Form 10-K filed with the SEC.
4.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects S.A. and The Bank of New York (as Depositary and holder from time to time of ADSs issued thereunder) and Exhibit A to the Deposit Agreement (this exhibit is incorporated by reference to the Registrant’s registration statement on Form F-6 filed with the Securities and Exchange Commission on October 15, 2003 (File No. 333-109712)).
4.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects S.A., New SAC, CB Cayman and certain shareholders of New SAC (this exhibit is incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 17, 2003 (File No. 000-24720)).
10.0*	Lincoln Park Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated January 18, 1996, as amended and assignment of interest to Speiker Properties, L.P., is incorporated herein by reference to Exhibit 10.0 filed with the Company’s 1997 Form 10-K filed with the SEC.
10.1*	Office Building Lease by and between Nabarro Nathanson, D.J. Downing, J.M. Jones Properties Limited and the Company dated March 6, 1996 is incorporated herein by reference to Exhibit 10.1 filed with the Company’s 1997 Form 10-K filed with the SEC.
10.2*	Commercial Lease by and between Foncierne Chaptal and the Company dated June 4, 1996 is incorporated herein by reference to Exhibit 10.2 filed with the Company’s 1997 Form 10-K filed with the SEC.
10.3*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.4*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.5*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.6*	Summary: in English of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.7*+	Stock subscription warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).

Exhibit
Number	Description

10.8*+	Stock subscription warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 5, 1995 (File No. 333-96598).
10.9*+	Stock subscription warrant for Philippe Claude dated June 19, 1997, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1997 (File No. 333-42059).
10.10*+	Stock subscription warrant for Albert Eisenstat dated June 19, 1997, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
10.11*+	Stock subscription warrant for Arnold Silverman dated June 19, 1997, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
10.12*+	Stock subscription warrant for Vincent Worms dated June 19, 1997, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 1995 (File No. 333-42059).
10.13*	Value Added Reseller Agreement for Visigenics Products with Reseller Rights dated March 27, 1997, by and between the Company is incorporated herein by reference to Exhibit 10.16 with the Company’s 1997 Form 10-K filed with the SEC.
10.14*+	Stock subscription warrant for Bernard Charles dated June 18, 1998, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.15*+	Stock subscription warrant for Philippe Claude dated June 18, 1998, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.16*+	Stock subscription warrant for Albert Eisenstat dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.17*+	Stock subscription warrant for Arnold Silverman dated June 18, 1998, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.18*+	Stock subscription warrant for Vincent Worms dated June 18, 1998, is incorporated herein by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on October 9, 1998 (File No. 333-65549).
10.19*	License, Distribution and Marketing Agreement by and between the Company and Microsoft Corporation, dated June 23, 1998, is incorporated herein by reference to Exhibit 10.21 filed with the Company’s 1998 Form 10-K filed with the SEC.
10.20*+	Stock subscription warrant for Vincent Worms dated May 4, 1999, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on August 3, 1999 (File No. 333-84331).
10.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation)
10.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with the Company’s June 30, 2000 10-Q filed with the SEC.
10.23*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10.24*+	French Employee Savings Plan and 1995 International Employee Stock Purchase Plan as amended, is incorporated herein by reference to the Addendum to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 22, 2002 (File No. 000-24720).

Exhibit
Number	Description

10.24.1*+	French Employee Savings Plan and 1995 International Employee Stock Purchase Plan as amended, is incorporated herein by reference to the Company’s Registrant Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111089).
10.25*+	2001 Stock Option Plan, as amended, is incorporated herein by reference to the Company’s to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001 (File No. 333-69376).
10.25.1+	2001 Stock Option Plan, as amended December 11, 2003
10.26*+	Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 14, 2001.
10.27*+	Stock subscription warrant for Bernard Charles dated October 30, 2001, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.28*+	Stock subscription warrant for Albert Eisenstat dated October 30, 2001, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.29*+	Stock subscription warrant for Arnold Silverman dated October 30, 2001, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.30*+	Agreement with each of the Company’s directors and senior management pursuant to which the Company agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with the Company’s registration statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).
10.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 99-3.2 filed with the Company’s September 30, 2001 10-Q filed with the SEC.
10.32*+	Stock subscription warrant for Gerald Held dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.33*+	Stock subscription warrant for Jean-Francois Heitz dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.34*+	Stock subscription warrant for David Peterschmidt dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.35	Agreement between Société Générale and Business Objects S.A. for a line of credit dated November 25, 2003.
10.36*+	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).

Exhibit
Number	Description

10.36.1*+	1999 Stock Option Plan—Canadian Stock Option Agreement incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.36.2*+	1999 Stock Option Plan — French Sub-Plan incorporated herein by reference to the Crystal Decision’s Annual Report on Form 10 filed with the SEC on June 28, 2002.
10.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.39*+	Lease Agreement dated November 1, 1997 between No. 163 Cathedral Ventures Limited, Seagate Software Information Management Group, Inc. and Seagate Technology Inc., as a Guarantor incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.39.1*	Amendment to Lease agreement dated January 27, 1999 incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.40*	Lease Agreement dated September 27, 1999 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.40.1*	Amendment to Lease agreement dated June 22, 2000 between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc.
10.40.2*	Amended and Restated Lease Agreement dated February 28, 2002 between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. incorporated herein by reference to the Crystal Decision’s Annual Report on Form 10-K filed with the SEC on June 29, 2001.
10.41*	Lease agreement dated October 18, 1996 between Raven Properties Limited and Holistic Systems Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.41.1*	License to Underlet dated May 16, 2000 between Ravenseft Properties Limited Blackwell Healthcare Communications Limited and Seagate Information Management Group Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).

Exhibit
Number	Description

10.41.2*	Under lease agreement dated May 23, 2000 between Seagate Information Management Group Limited and Blackwell Healthcare Communications Limited incorporated herein by reference to exhibit 10.11.2 to the Crystal Decision’s Registration Statement on Form S-1 filed with the SEC on May 23, 2003 (File No. 333-105559).
10.42*	Lease agreement dated June 22, 1998 between Allstate Insurance Company and Seagate Software, Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.43*	Sublease agreement dated June 18, 1999 between Bellsouth Mobility Inc. and Seagate Software Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.44*	Offer Letter dated as of September 25, 2002 between Crystal Decisions Inc. and Jonathan Judge incorporated herein by reference to the Crystal Decision’s Quarterly Report on Form 10-Q filed with the SEC on September 27, 2002 (File No. 000-31859).
10.44.1*	Amendment No. 1 to Employment Agreement dated as of August 28, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Jonathan J. Judge incorporated herein by reference to Exhibit 10.17.1 filed with Crystal Decision’s S-1 filed with the SEC on September 3, 2003 (File No. 333-108479).
10.45*	Tenancy dated July 2, 2002 between Crystal Decisions (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.45.1*	Deed dated July 2, 2002 between Crystal Decision (UK) Limited and Ealing Broadway (No. 1) Limited and Ealing Broadway (No. 2) Limited incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.46*	Lease Agreement dated December 27, 1994 and lease agreement for additional premises dated December 13, 1995 between Clover Investments, Inc., Crystal Computer Services, Inc and Seagate Technology, Inc. incorporated herein by reference to Exhibit 10.3 to the Crystal Decision’s Registration Statement on Form 10 (File No. 000-23169) of Seagate Software, Inc. filed with the SEC on October 3, 1997.
10.46.1*	Amendment to Lease Agreement dated December 30, 1999 between Manufacturer Life Insurance Company and Seagate Software Information Management Group (Canada) Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.46.2*	Amendment to Lease agreement dated July 17, 2000 between the Manufacturer Life Insurance Company and Seagate Information Management Group (Canada) Inc. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.
10.46.3*	Amendment to Lease Agreement dated April 2, 2002 between the Manufacturer Life Insurance Company and Crystal Decisions, Corp. incorporated herein by reference to the Crystal Decision’s Registration Statement on Form 10-K for the fiscal year ended June 27, 2003 filed with the SEC on August 18, 2003.

Exhibit
Number	Description

10.47*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Anthony L. Wind incorporated herein by reference to Exhibit 10.25 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.48*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and William G. Gibson incorporated herein by reference to Exhibit 10.26 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.49*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Andrew L. Handford incorporated herein by reference to Exhibit 10.27 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.50*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Eric Patel incorporated herein by reference to Exhibit 10.28 filed with Crystal Decision’s S-1/ A filed with the SEC on October 15, 2003 (File No. 333-108479).
14.1	Business Objects S.A. Code of Ethics for Principal Executive and Senior Financial Officers.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Previously filed.
+	Management contracts or compensatory plans.