Form 10-K/A
period 2003-12-31
BUSINESS OBJECTS SA
filed 2004-04-29
CIK 928753

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(AMENDMENT NO. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____ to ____

Commission File Number 0-24720

BUSINESS OBJECTS S.A.

(Exact name of registrant as specified in its charter)

The Republic of France (Jurisdiction of incorporation or organization)	98-0355777 I.R.S. Employer Identification Number

157-159 Rue Anatole France, 92300 Levallois-Perret, France

(Address of principal executive offices)

(408) 953-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:

American depositary shares, each representing one ordinary share Ordinary shares	Nasdaq National Market* Premier Marché —Euronext Paris, France

* Ordinary shares are not traded in the United States; rather they are deposited with The Bank of New York, as Depository. Each American depository share represents one ordinary share.

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

     As of June 30, 2003, the last business day of our most recently completed second fiscal quarter, there were 64,254,597 ordinary shares of €0.10 nominal value issued (including 27,989,566 American depositary shares, each corresponding to one ordinary share, and 1,067,675 treasury shares). The aggregate market value of our ordinary shares held by non-affiliates, based upon the closing sale price of our American depositary shares on June 30, 2003 as reported on the Nasdaq National Market, was $1,342,335,226. Ordinary shares and American depositary shares held by each of our officers and directors and by each person owning, to our knowledge, 5% or more of our common stock were excluded from the aggregate market value because such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 31, 2004, the number of issued ordinary shares was 95,250,241, €0.10 nominal value, (including 36,414,728 American depositary shares, each corresponding to one ordinary share, and 4,997,683 of these American depository shares being owned by Business Objects Option LLC, a indirect wholly owned subsidiary of the Company, as well as 1,067,675 treasury shares). As of March 31, 2004, we had issued and outstanding 90,252,558 ordinary shares of €0.10 nominal value (including 31,407,045 American depositary shares, each corresponding to one ordinary share, and 1,067,675 treasury shares). Of the number of issued shares as of March 31, 2004, 4,997,683 represented shares issued by us to Business Objects Option LLC. These American depository shares owned by Business Objects Option LLC represent shares issuable upon exercise of the options held by former Crystal Decisions optionees. As Business Objects Option LLC is an indirect wholly owned subsidiary of the Company, the shares are not deemed to be outstanding and will not be entitled to voting rights. In the event any such shares are not needed to satisfy obligations under outstanding stock options, such as if stock options expire prior to exercise, the Company may cause such shares to be sold in the market or be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the options.

Documents Incorporated by Reference

     None.

Trademarks

     References in this Form 10-K/A to the “Company,” “Business Objects,” “we,” “our,” and “us” refer to Business Objects S.A. and our consolidated subsidiaries. Business Objects, BusinessObjects, the Business Objects logo, BusinessQuery, BusinessObjects Rapid Marts, BusinessObjects Broadcast Agent, BusinessObjects Set Analyzer, Semantically Dynamic, WebIntelligence, Crystal Decisions, Crystal Enterprise, Crystal Reports, Crystal Analysis, Crystal Applications, and Knowledge Accelerator are trademarks or registered trademarks of Business Objects S.A. in the United States and/or other countries. All other trademarks or trade names referenced in this Form 10-K/A are the property of their respective owners.

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

BUSINESS OBJECTS S.A.

EXPLANATORY NOTES

     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, originally filed on March 12, 2004 (the “Original Filing”). The Company is refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because the Company’s definitive proxy statement will not be filed within 120 days after the end of its year ended December 31, 2003. Accordingly, reference to the Company’s Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

     Except as described above, no other changes have been made to the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 though 14 are true or complete as of any date subsequent to the Original Filing.

PART III

Item 10. Directors and Executive Officers of Registrant

Certain Information Regarding Directors

     Set forth below is certain information as of April 16, 2004 regarding each Director and nominee for Director of the Company.

Name	Age	Principal Occupation and Business Experience
Bernard Liautaud	41	Chairman of the Board and Chief Executive Officer. Mr. Liautaud is a founder of the Company and has served as chairman of its board and chief executive officer since its inception in August 1990. Prior to the founding of the Company, Mr. Liautaud was the sales marketing manager with Oracle Corporation’s French subsidiary. Mr. Liautaud is the son-in-law of Mr. Silverman, one of the Company’s directors. Mr. Liautaud does not hold directorships other than in subsidiaries of Business Objects, including Business Objects Americas, Inc., Business Objects (U.K.) Ltd., Business Objects Schweiz A.G., Business Objects Belux N.V., Business Objects Deutschland GmbH, Business Objects Iberica S.L., Set Analyzer Ltd., Business Objects Canada Inc., Business Objects Canada Co., Business Objects Holding Inc., Business Objects Data Integration Inc., Business Objects Nihon B.V., Acta Technology GmbH and Acta Technology Ltd. Mr. Liautaud’s term of office on the Company’s Board of Directors will expire at the close of the Company’s 2006 annual shareholders meeting.

Bernard Charlès	46	Chief Executive Officer of Dassault Systèmes S.A. Mr. Charlès has been chief executive officer of Dassault Systèmes S.A., a worldwide leader in computer aided design, since September 1995. From 1988 to September 1995, he was president of the Dassault Systèmes Research & Development. Mr. Charlès is also a director of Dassault Data Services S.A., Dassault Systèmes Corp., Dassault Systèmes K.K., DELMIA Corp., ENOVIA Corp., Solidworks Corporation, SmarTeam Corporation Ltd. and Dassault Systèmes Canada, Inc. Mr. Charlès joined the Company’s Board of Directors in 1998. Mr. Charlès is also a member of the Company’s audit committee and of the Company’s compensation committee. Mr. Charlès’ term of office on the Company’s Board of Directors will expire at the close of the Company’s 2004 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience
Albert Eisenstat	73	Consultant and Private Investor. Mr. Eisenstat has been a consultant and private investor since 1993. Mr. Eisenstat was a director and executive vice president for corporate development and corporate secretary of Apple Computer, Inc. from 1988 to 1993. Mr. Eisenstat is a director of Sungard Data Systems, Inc. and the Benham Funds of the American Century Mutual Funds Group. Mr. Eisenstat joined the Company’s Board of Directors in June 1995. Mr. Eisenstat’s term of office on the Company’s Board of Directors will expire at the close of the Company’s 2004 annual shareholders meeting.

Jean-François Heitz	54	Consultant and Private Investor. Mr. Heitz has served as a consultant and private investor since June 2003. Mr. Heitz was deputy chief financial officer at Microsoft Corporation from April 2000 to June 2003. Mr. Heitz joined Microsoft in 1989 as deputy general manager, and served in a number of different roles during his tenure, including treasurer. Prior to Microsoft, he spent nine years at Matra SA (Group Lagardère) in various business and finance positions. Mr. Heitz is a member of the board of directors of Infowave Software, Inc., and Creo, Inc. Mr. Heitz joined the Company’s Board of Directors in May 2003, and he also serves on the Company’s audit committee as chairman and financial expert. Mr. Heitz’s term of office on the Company’s Board of Directors will expire at the close of the Company’s 2006 annual shareholders meeting.

Gerald Held	55	Consultant. Since 1999 Dr. Held has been a consultant, helping accelerate the growth of early stage ventures. In 1998, Dr. Held was “CEO-in-residence” at the venture capital firm Kleiner Perkins Caufield & Byers. Through 1997, Dr. Held was senior vice president of Oracle’s server product division. Prior to Oracle, Dr. Held spent 18 years at Tandem Computers Incorporated. Dr. Held is the chairman of the Board of Directors of Software Development Technologies, Inc. Dr. Held joined the Company’s Board of Directors in October 2002. Dr. Held is also the chairman of the Company’s compensation committee, a member of the Company’s corporate governance committee and a member the Company’s nominating committee. Dr. Held’s term of office on the Company’s Board of Directors will expire at the close of the Company’s 2005 annual shareholders meeting.

John Olsen	52	President and Chief Operating Officer. Mr. Olsen joined the Company as president and chief operating officer in July 2001. Prior to joining the Company, he was president and chief executive officer of Marimba, Inc., a provider of Internet infrastructure management solutions, from July 2000 to October 2000. From 1993 to January 2000, Mr. Olsen served as president of the Design Realization Group of Cadence Design Systems, Inc. Before joining Cadence in 1993, Mr. Olsen held the position of partner, Strategic Services, at KPMG Peat Marwick. Mr. Olsen had previously served as regional director of sales and marketing for Electronic Data Systems Corp. Mr. Olsen joined the Company’s Board of Directors in October 2000. Mr. Olsen is a director of Zamba Solutions, Inc. and Business Objects Iberica S.L. Mr. Olsen is also president and chief operating officer of Business Objects Americas and chief operating officer of Business Objects Data Integration, Inc. Mr. Olsen’s term of office on the Company’s Board of Directors will

Name	Age	Principal Occupation and Business Experience
		expire at the close of the Company’s 2006 annual shareholders meeting.

David Peterschmidt	56	Chief Executive Officer of Securify, Inc. Since October 2003, Mr. Peterschmidt has served as the chief executive officer and co-chairman of the Board of Directors of Securify, Inc., a developer of business infrastructure software. Mr. Peterschmidt served as president, chief executive officer and a director of Inktomi, Inc., an internet infrastructure company, from July 1996 to March 2003, and served as chairman of the Inktomi board from December 1997 to March 2003. From 1991 until joining Inktomi, he served as chief operating officer and executive vice president of Sybase, Inc., a database company. From 1988 to 1991, Mr. Peterschmidt was a consultant with The Kappa Group, a management consulting firm, where he provided senior level sales and marketing training to a variety of companies. He currently serves as a member of the boards of directors of Zambeel Inc., Electronics For Imaging, Inc., and Active Decisions, Inc. Mr. Peterschmidt joined the Company’s Board of Directors in May 2003. Mr. Peterschmidt is also the chairman of the Company’s nominating committee and a member of the Company’s audit committee. Mr. Peterschmidt’s term of office on the Company’s Board of Directors will expire at the close of the Company’s 2006 annual shareholders meeting.

David Roux	47	Managing Member and Director of Silver Lake Technology Management LLC. Mr. Roux is a managing member of Silver Lake Technology Management, which he co-founded in January 1999 and which is the advisor to Silver Lake Partners, L.P., a private equity firm. From February 1998 to November 1998, he served as the chief executive officer and president of Liberate Technologies. From September 1994 until December 1998, Mr. Roux held various management positions with Oracle, most recently as executive vice president of corporate development. Before joining Oracle, Mr. Roux served as senior vice president, marketing and business development at Central Point Software Inc. from April 1992 to July 1994. Mr. Roux served as a member of Crystal Decisions’ Board of Directors from February 2001 to December 2003 and on its compensation committee from May 2001 to December 2003. From November 2000 until July 2003, Mr. Roux also served as chairman of Seagate Technology. Since November 2000, Mr. Roux has served as chairman of New SAC. Mr. Roux is also a member of the boards of directors of VERITAS Software Corporation and a director and member of the compensation committee of Gartner, Inc. He joined the Company’s Board of Directors in December 2003. Mr. Roux’s term of office on the Company’s Board of Directors will expire at the close of the Company’s 2006 annual shareholders meeting.

Arnold Silverman	65	Consultant and Private Investor. Since 1991, Mr. Silverman has been a venture capital investor. Mr. Silverman was a director of Oracle from 1984 to 1991. Mr. Silverman is a director in TimesTen, Inc., Exemplary Software and MAE Software, Inc. Mr. Silverman is Mr. Liautaud’s father-in-law. Mr. Silverman joined the Company’s Board of Directors in February 1991, and he is also the chairman of the Company’s corporate governance committee. Mr. Silverman’s term of office on the Company’s Board of Directors will expire at the close of the Company’s 2004 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience
Kurt Lauk (Nominee)	58	President and Founding Partner of Globe Capital Partner. Dr. Lauk is president of Globe Capital Partners , an investment & advisory firm he founded in July 2000. Dr. Lauk was elected president of the Economic Council of the Christian Democratic Party of Berlin (Germany) in November 2000. From February to July 2000, he was a professor of the Stanford University Business School. From 1996 to 1999, Dr. Lauk served in various capacities at Daimler-Chrysler and the Mercedes-Benz Group, including senior vice president — commercial vehicle division and was a member of the chairman’s integration council of Daimler-Chrysler A.G., Daimler Benz A.G. and Mercedes Benz A.G. From 1992 to 1996, Dr. Lauk was senior vice president of finance and controller of VEBA A.G. From 1989 to 1992, Dr. Lauk was senior vice president of finance, controlling and marketing of Audi A.G. From 1984 to 1989, Dr. Lauk served in various capacities at Zinser Textilmaschinen GmbH, including senior vice president. From 1978 to 1984, Dr. Lauk served in various capacities at the Boston Consulting Group, including director of the Munich office, and vice president and director of BCG, Inc. (Boston, USA). Dr. Lauk is a member of the boards of directors of Teleatlas, Corus, Gehring GmbH & Co KG, ForteMedia, and CharlesBernd S.A. If elected, Dr. Lauk’s term on the Company’s Board of Directors will expire at the close of the Company’s 2007 annual shareholders meeting.

Certain Information Regarding Executive Officers

     Set forth below is certain information as of April 16, 2004 regarding each Executive Officer of the Company.

Name	Age	Principal Occupation and Business Experience
James R. Tolonen	54	Chief Financial Officer. Mr. Tolonen joined the Company as senior group vice president and chief financial officer in January 2003. Before joining the Company, he served as chief operating officer and chief financial officer of IGN Entertainment, Inc. from October 1999 to December 2002. Mr. Tolonen was a director of IGN Entertainment and a director and member of the compensation committee of Closedloop Solutions, Inc. until 2003. Prior to that, Mr. Tolonen was chief financial officer and a member of the Office of the President at Novell, Inc. from 1989 to 1998.

Susan J. Wolfe	54	Senior Vice President, General Counsel and Secretary. Ms. Wolfe joined the Company in December 2003 as senior vice president, general counsel and secretary. Before joining the Company, she was the vice president, general counsel and secretary of Crystal Decisions and its predecessors from 1996 to December 2003. Ms. Wolfe was an attorney at Conner Peripherals, Inc. from 1994 to 1996. Prior to that she was an attorney at the firms of Nolan & Armstrong and Wilson Sonsini Goodrich & Rosati, Professional Corporation.

Name	Age	Principal Occupation and Business Experience
David Kellogg	41	Senior Group Vice President, Marketing. Mr. Kellogg joined the Company in May 1995 as vice president of product marketing, and has served in a number of capacities during his tenure, the most recent of which is senior group vice president of worldwide marketing, in which capacity he has served since January 2002. Before joining the Company, he was vice president of marketing at Versant Corporation, a provider of enterprise database management systems, from June 1992 to April 1995.

Hervé Couturier	44	Senior Vice President, Products. Mr. Couturier joined the Company in May 2002. Prior to joining the Company, from 1998 to 2002, he was senior vice president of product development at S1 Corporation, a provider of financial software solutions for banking, brokerage and insurance companies. Prior to joining S1, Mr. Couturier spent more than 10 years at IBM in several positions, including sales and business unit management. He also worked for Xrt S.A., a France-based enterprise software company in the banking market. Mr. Couturier is a director of Clestophe S.A.R.L.

Audit Committee

     The Audit Committee currently consists of Messrs. Heitz, Charlès and Peterschmidt. The regulations of the Nasdaq National Market require the Audit Committee to be comprised of at least three independent members. Messrs. Heitz, Charlès and Peterschmidt meet the independence requirements of the listing standards of the Nasdaq National Market. The Board of Directors has determined that Mr. Heitz is an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission. The Board of Directors created the Audit Committee in October 1993 and adopted a written charter in June 2000. The Board of Directors amended the Audit Committee charter in February 2004 to comply with requirements of the Nasdaq National Market and the rules of the Securities and Exchange Commission. A copy of the charter is available on the Company’s web site at www.businessobjects.com. The Audit Committee is responsible for, among other things:

•	retaining, evaluating and terminating the Company’s independent auditors subject to the powers that are expressly reserved under French corporate law to the Board of Directors and to the shareholders meetings;

•	reviewing the annual report of the independent auditors;

•	reviewing the audit plan and scope with the independent auditors and internal auditors;

•	reviewing with management, the independent and internal auditors the Company’s quarterly financial statements, bi-annual financial statements, annual financial statements and disclosures, including disclosure controls and procedures and Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the filing of these statements;

•	consulting with auditors and reviewing with them the results of their quarterly review, annual audit and other examinations;

•	reviewing and approving in advance the annual budget for independent audit services;

•	reviewing and approving any material accounting policy changes affecting the Company’s operating results;

•	reviewing the Company’s system of internal controls;

•	reviewing and approving, subject to board and shareholders ratification if applicable, all related party transactions; and

•	establishing procedures for the receipt and treatment of complaints regarding accounting, controls or auditing matters and/or corporate attorneys’ reports of evidence of a material violation of securities laws.

     In order to achieve its mission more effectively, the Audit Committee holds a minimum of four meetings per year, meets with the independent auditors without management and may consult any external counsel it estimates useful.

Codes of Ethics

     We have adopted the Business Objects S.A. Code of Ethics for Principal Executive and Senior Financial Officers which applies to our principal executive officer, unless we have both a Chief Executive Officer and a President, in which case it is applicable to both, our principal financial officer, our principal accounting officer, controller and divisional vice presidents of finance. We have also adopted the Business Objects S.A. Code of Business Conduct and Ethics applicable to all our employees with the exception of our French employees for which additional requirements under French law must be met prior to becoming applicable. We currently expect that the Business Objects S.A. Code of Business Conduct and Ethics will be made applicable to our French employees by the end of the second quarter of 2004. Our codes of ethics are publicly available on our website at www.businessobjects.com. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a).

     Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to the Company’s officers and directors were complied with during the fiscal year ended December 31, 2003.

     The Company revised its Insider Trading Policy to allow directors, officers and other employees covered under such policy to establish, under the limited circumstance contemplated by Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended, written programs that permit automatic trading of the Company’s stock or trading of the Company’s stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. Since 2001, Bernard Liautaud, the Company’s Chairman of the Board and Chief Executive Officer and his wife have adopted Rule 10b5-1 trading plans. The Company believes that additional directors, officers and employees may establish such programs in the future.

Item 11. Executive Compensation

               Summary Compensation Table. The following table shows certain information concerning the compensation of (i) the Company’s Chief Executive Officer and (ii) the Company’s four next most highly compensated executive officers other than the Chief Executive Officer determined as of December 31, 2003 (collectively, the “Named Executive Officers”) for the years ended December 31, 2003, 2002 and 2001.

					Long-term Compensation
	Annual Compensation				Awards
				Other Annual	Shares	All Other
	Fiscal			Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary(1)	Bonus(1)	(1)	Options	(1)
Bernard Liautaud (2)	2003	$465,378	$501,598	$57,500	400,000	$—
Chairman of the Board and	2002	450,141	294,962	37,489	250,175	—
Chief Executive Officer	2001	424,219	321,884	49,860	175,000	—
John Olsen (3)	2003	315,000	306,537	—	250,000	—
President, Chief Operating	2002	315,000	166,557	—	—	—
Officer and Director	2001	143,269	112,285	—	632,500	—
James Tolonen (4)	2003	315,000	132,113	—	275,000	—
Senior Group Vice President	2002	—	—	—	—	—
Chief Financial Officer	2001	—	—	—	—	—
Hervé Couturier (5)	2003	411,250	154,237	176,744	150,000	19,655
Senior Group Vice President,	2002	229,305	101,550	57,499	150,000	45,371
Product Group	2001	—	—	—	—	—
David Kellogg (6)	2003	234,500	89,459	—	169,139	—
Senior Group Vice-President,	2002	260,000	77,789	—	65,000	—
Worldwide Marketing	2001	230,000	67,102	18,000	45,000	—

(1)	All amounts are stated in U.S. dollars. For executive officers paid in total or in part in currencies other than the U.S. dollar, translation of compensation into U.S. dollars is made using the average exchange rate for the relevant year. Executive officers paid in total or in part in currencies other than the U.S. dollar are Bernard Liautaud (euros and British pounds), and Hervé Couturier (euros). Due to the variation of the exchange rate of the U.S. dollar against the British pound and the euro, the U.S. dollar values in this Summary Compensation Table do not reflect actual compensation raises.

(2)	Other annual compensation for Mr. Liautaud includes (i) tax return preparation fees of $15,000 in 2003, $15,000 in 2002 and $15,000 in 2001, (ii) moving expenses of $13,803 in 2003, (iii) car allowance expenses of $2,315 in 2003, (iv) life insurance premiums of $3,470 in 2003, $4,765 in 2002 and $3,887 in 2001, (v) unemployment insurance coverage of $2,901 in 2002 and $2,729 in 2001 and (vi) family airfare costs of $22,912 in 2003, $14,823 in 2002 and $27,244 in 2001.

(3)	Mr. Olsen was appointed the Company’s Chief Operating Officer in July 2001.

(4)	Mr. Tolonen joined the Company as Chief Financial Officer on January 1, 2003.

(5)	Mr. Couturier joined the Company as Senior Group Vice President in May 2002. Other annual compensation for Mr. Couturier includes (i) housing allowance of $173,826 in 2003 and $48,250 in 2002 and (ii) car allowance of $2,918 in 2003 and $9,241 in 2002. All other compensation for Mr. Couturier includes (i) relocation allowance of $36,602 in 2002 and (ii) contingent profit-sharing payable to employees of the Company in accordance with French laws of $19,655 in 2003 and $8,769 in 2002. Shares underlying options for Mr. Couturier includes 75,000 options granted on May 22, 2003 in connection with the offer to grant certain option holders the opportunity to renounce the right to the benefit of certain unexercised options dated October 11, 2002.

(6)	Mr. Kellogg’s aggregate salary was $234,500 in 2003, which includes an election in deferred compensation contributions of 20% of salary and 30% of bonus. Shares underlying options for Mr. Kellogg includes 44,319 options granted on May 22, 2003 in connection with the offer to grant certain option holders the opportunity to renounce the right to the benefit of certain unexercised options dated October 11, 2002.

               Option Grants in 2003. The options granted in 2003 vest at a rate of 25% of the shares subject to the option after 12 months, and then 1/48th of the shares subject to the option vest each month thereafter. The percentage of total options granted was based on the aggregate grants of options to subscribe shares to the Company’s employees and Named Executive Officers in 2003. The following table contains information concerning the grant of stock options to the Named Executive Officers during 2003.

					Potential Realizable
					Value at Assumed
	Number of	% of Total	Exercise		Annual Rates of Stock
	Securities	Options	or Base		Price Appreciation for
	Underlying Options Granted	Granted in Fiscal	Price ($/Share)	Expiration	Option Term(2)
Name	in Fiscal Year	Year	(1)	Date	5% ($)	10% ($)
Bernard Liautaud	400,000	7.98	26.12	08/26/2013	6,571,428	16,653,289
John Olsen	250,000	4.99	26.12	08/26/2013	4,107,143	10,408,305
James Tolonen	275,000	5.49	16.79	03/14/2013	2,903,355	7,357,673
Hervé Couturier (3)	75,000	1.50	20.86	05/22/2013	983,895	2,493,383
	75,000	1.50	26.12	08/26/2013	1,232,142	3,122,492
David Kellogg (3)	44,139	0.88	19.62	05/22/2013	633,614	1,521,979
	125,000	2.49	26.12	08/26/2013	2,053,571	5,204,153

(1)	All stock options have been granted at no less than the fair market value on the date of grant, in accordance with the terms of the Company’s 1999 and 2001 Stock Option Plans.

(2)	In accordance with SEC rules, the table sets forth the hypothetical gains or options spread that would exist for the options at the end of their respective 10 year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted until the expiration of the option term. The disclosure of 5% and 10% assumed rates is required by the rules of the SEC and does not represent the Company’s estimate or projection of future stock price or stock price growth. If the stock price does not increase over the exercise price, compensation to the Named Executive Officer would be zero.

(3)	In connection with the Offer to Grant Certain Option Holders the Opportunity to Renounce the Right to the Benefit of Certain Unexercised Options dated October 11, 2002, this option was granted on May 22, 2003 in exchange for an option that the holder surrendered on November 20, 2002.

               Aggregated Option Exercises in 2003 and December 31, 2003 Option Values. The following table sets forth the value of in-the-money options held by each of the Named Executive Officers as of December 31, 2003.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Number		Options at		In-The-Money Options
	of Shares Acquired	Value	December 31, 2003		at December 31, 2003 ($)(1)
Name	on Exercise	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Bernard Liautaud	0	0.00	666,665	608,335	8,117,618	3,421,049
John Olsen	0	0.00	391,041	491,459	0	2,138,156
James Tolonen	0	0.00	0	275,000	0	4,919,176
Hervé Couturier	0	0.00	0	150,000	0	1,677,630
David Kellogg	0	0.00	80,117	143,050	1,406,769	1,340,814

(1)	These values represent the spread between the respective exercise prices of outstanding options and the closing price of the Company’s ADSs on the Nasdaq National Market on December 31, 2003 ($34.68). Option prices are set in euros, in accordance with French law, and are converted, for purposes of this table, at the weighted-average exchange rate of the euro versus U.S. dollar of 1.1343.

COMPENSATION OF DIRECTORS

     Non-employee Directors received cash remuneration for serving on the Board of Directors, which consisted in 2003 of fees of $4,500 per quarterly meeting attended, $1,000 for each additional meeting attended and a $3,000 quarterly retainer. Directors are also reimbursed for reasonable expenses incurred in attending Board of Directors and Committee meetings. Directors do not receive additional compensation for serving on a Committee.

     In 2002, Mr. Gerald Held entered into a consulting agreement with the Company. This agreement provides that Mr. Held will, among other things, advise the Company’s management team on research and development organization, software development process, product strategy and more generally provide the Board of Directors with technical perspective. In accordance with the terms of the agreement, Mr. Held received an aggregate of $15,000 in 2003 and an aggregate of $15,000 in 2002.

WARRANTS ISSUED TO CERTAIN DIRECTORS

     On April 25, 1995, the Board of Directors proposed the issuance of warrants to subscribe to 36,000 shares to a Director with an exercise price of €3.70 per share, vesting at a rate of 33.33% per year from June 22, 1995. The warrants were issued in June 1995 after shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. All of these warrants were exercised during 2000.

     On April 28, 1997, the Board of Directors proposed the issuance of warrants to subscribe to a total of 144,000 shares to four Directors with an exercise price of €2.81 per share. These warrants vested monthly over three years commencing January 1, 1997. The warrants were issued in June 1997 after shareholder approval. The difference between the exercise price and the estimated fair value of such warrants was immaterial. As of December 31, 2002, all of these warrants had been exercised.

     On April 28, 1998, the Board of Directors proposed the issuance of warrants to subscribe to a total of 210,000 shares to five Directors. The warrants were issued on June 18, 1998 after shareholder approval and have an exercise price of €4.91. As of December 31, 2003, all of these warrants had been exercised.

     On May 4, 1999, the Company’s shareholders approved the issuance of warrants to subscribe to an aggregate of 45,000 shares at an exercise price of €7.59 per share to a Director. These warrants were fully vested as of May 4, 1999. As of December 31, 2001, all of these warrants had been exercised.

     On February 6, 2001, the Company’s shareholders approved the issuance of warrants to subscribe to a total of 22,500 shares at an exercise price of €57.97 per share to a Director. These warrants vested over three years, beginning on May 1, 2001. As of December 31, 2003, all of these warrants were outstanding.

     On June 12, 2001, the Company’s shareholders approved the issuance of warrants to subscribe to a total of 45,000 shares at an exercise price of €36.13 per share to three Directors. These warrants vested over three years, beginning on June 1, 2001. As of December 31, 2003, all of these warrants were outstanding.

     On June 5, 2002, the Company’s shareholders approved the issuance of warrants to subscribe to a total of 15,000 shares at an exercise price of €28.00 per share to a Director. As of December 31, 2002, all of these warrants were cancelled due to the resignation of the Director from the Board.

     On May 15, 2003, the Company’s shareholders authorized the Board of Directors to issue warrants to subscribe to a total of 45,000 shares at an exercise price of €19.45 per share to three Directors. These warrants were issued by the Board of Directors on July 22, 2003. The warrants for two of the directors vest over three years, beginning on June 1, 2004. The warrants for the other director vest over two years, beginning on June 1, 2004. As of December 31, 2003, all of these warrants were outstanding.

     On December 11, 2003, the Company’s shareholders authorized the Board of Directors to issue warrants to subscribe to a total of 15,000 shares at an exercise price of €26.95 per share to a Director. As of December 31, 2003, none of these warrants were issued. These warrants were issued by the Board in January 2004. These warrants vest over three years, beginning on June 1, 2004.

EMPLOYMENT CONTRACTS, CHANGE-OF-CONTROL ARRANGEMENTS
AND SEPARATION AGREEMENTS

     On December 11, 2003, the Company acquired Crystal Decisions, Inc. (“Crystal Decisions”) for total consideration of $307.6 million in cash and approximately 23.3 million of the Company’s ADSs (the “Crystal Decisions Acquisition”). Upon the closing of the Crystal Decisions Acquisition, the Company retained William G. Gibson, the then Chief Operating Officer of Crystal Decisions, as the Company’s Senior Vice President of Partners and Alliances. The Company also assumed a management retention agreement between Mr. Gibson and Crystal Decisions dated September 22, 2003. Under this agreement, Mr. Gibson is entitled to:

•	continued employment with the Company for a period of 11 months following the closing of the Crystal Decisions Acquisition; and

•	accelerated vesting of options as a result of the Crystal Decisions Acquisition as follows:

•	50% of all unvested shares subject to each such option to acquire Crystal Decisions common stock outstanding as of July 18, 2003 being vested and exercisable as of the closing of the Crystal Decisions Acquisition; and

•	the remaining 50% of all unvested shares subject to each option outstanding as of July 18, 2003 will become vested and exercisable on (i) the first anniversary of the closing of the Crystal Decisions Acquisition provided Mr. Gibson continues his employment with the Company and (ii) Mr. Gibson’s termination date if he is terminated without cause or resigns for good reason, as defined in the management retention agreement, within 12 months after the closing of the Crystal Decisions Acquisition and he executes a release of claims.

     The management retention agreement provides that a termination will be:

•	by the employer, without cause if the Company or its successor were to terminate Mr. Gibson’s employment without cause (as such term is defined by the common law of British Columbia); or

•	by Mr. Gibson, for good reason if he were to terminate his employment for any of the following reasons:

•	a significant reduction in his duties (not including title) or responsibilities; provided, however, that a reduction of duties, position or responsibilities solely by virtue of Crystal Decisions being acquired and being made part of a larger entity does not constitute grounds for a termination for good reason;

•	a reduction in his base salary or target bonus opportunity (other than pursuant to a proportional reduction applying to all senior executives of the Company or its successor);

•	a material reduction in kind or level of the his benefits (other than pursuant to a proportional reduction applying to all senior executives of the Company or its successor); and

•	the relocation of his principal place of employment to a place outside of the Lower Mainland region of British Columbia; or

•	any action by the Company that would constitute a constructive dismissal under the common law of British Columbia.

     The management retention agreement further provides that if upon the expiration of Mr. Gibson’s employment 11 months after the closing of the Crystal Decisions Acquisition or his termination without cause or resignation for good reason within 11 months of the closing of the Crystal Decisions Acquisition, and he executes a release of claims in the Company’s favor, then he is entitled to receive:

•	a lump sum payment of 12 months of his base salary and 100% of his target bonus, in each case, as in effect at the time of such termination and welfare benefits for up to 12 months following termination;

•	accelerated vesting of all of his outstanding options that were in existence as of July 18, 2003; and

•	reimbursement of reasonable expenses of up to $5,000 for individual executive outplacement services.

     In addition to the benefits listed above, the management retention agreement with Mr. Gibson provides that his benefits will be increased such that his lump sum payment will be 18 months of his base pay and target bonus and his employee benefits if the he agrees that for a period of 12 months after the termination of his employment not to:

•	directly or indirectly, alone or as a partner, officer, director, lender, shareholder, employee, or consultant of any other person, firm or entity, render any services in Canada or the United States any of the certain competitors of the Company with respect to business intelligence software or services;

•	solicit directly, or assist anyone else in the solicitation of any employee to leave his or her employment with the Company or any person, firm or corporation in the habit of dealing with Company; and

•	in the event he provides services to any business intelligence software or services entity, solicit business or any orders for business intelligence software or services from any person or entity that has been a client of Crystal Decisions or its successor within the 18 months preceding his termination of employment.

     Upon the closing of the Crystal Decisions Acquisition on December 11, 2003, the Company retained Susan J. Wolfe, the then general counsel of Crystal Decisions, as the Company’s general counsel and secretary. The Company also assumed a management retention agreement between Ms. Wolfe and Crystal Decisions dated September 22, 2003. Under this agreement, Mr. Wolfe is entitled to:

•	continued employment with the Company for a period of 3 months following the closing of the Crystal Decisions Acquisition; and

•	accelerated vesting of options as a result of the Crystal Decisions Acquisition as follows:

•	50% of all unvested shares subject to each such option to acquire Crystal Decisions common stock outstanding as of July 18, 2003 being vested and exercisable as of the closing of the Crystal Decisions Acquisition; and

•	the remaining 50% of all unvested shares subject to each option outstanding as of July 18, 2003 will become vested and exercisable on (i) the first anniversary of the closing of the Crystal Decisions Acquisition provided Ms. Wolfe continues her employment with the Company and (ii) Ms. Wolfe’s termination date if she is terminated without cause or resigns for good reason, as defined in the management retention agreement, within 12 months after the closing of the Crystal Decisions Acquisition and she executes a release of claims.

     The management retention agreements provides that a termination will be:

•	by the employer, without cause if the Company or its successor were to terminate the applicable Ms. Wolfe’s employment without cause (with the term cause being defined in the agreement); or

•	by Ms. Wolfe, for good reason if she were to terminate the her employment for any of the following reasons:

•	a significant reduction in her duties (not including title) or responsibilities; provided, however, that a reduction of duties, position or responsibilities solely by virtue of Crystal Decisions being acquired and being made part of a larger entity does not constitute grounds for a termination for good reason;

•	a reduction in her base salary or target bonus opportunity (other than pursuant to a proportional reduction applying to all senior executives of the Company or its successor);

•	a material reduction in kind or level of her benefits (other than pursuant to a proportional reduction applying to all senior executives of the Company or its successor); and

•	the relocation of Ms. Wolfe’s employment facility or location more than thirty-five (35) miles from her employment location as of the date of the agreement.

     The management retention agreement with Ms. Wolfe further provides that if within 12 months of the closing of the Crystal Decisions Acquisition Ms. Wolfe is terminated without cause or resigns for good reason, and Ms. Wolfe executes a release of claims in the Company’s favor, then she is entitled to receive:

•	a lump sum payment of 12 months of the her base salary and 100% of her target bonus, in each case, as in effect at the time of such termination and health benefits for up to 12 months following termination;

•	accelerated vesting of all of her outstanding options that were in existence as of July 18, 2003; and

•	reimbursement of reasonable expenses of up to $5,000 for individual executive outplacement services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS

     The Company’s Compensation Committee currently consists of Messrs. Held and Charlès. No interlocking relationship exists between any member of the Company’s Board of Directors or Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

BENEFICIAL SHARE OWNERSHIP BY
PRINCIPAL SHAREHOLDERS AND MANAGEMENT

               The following table sets forth the beneficial ownership of ADSs or Ordinary Shares (together referred to as the “shares”) of the Company for the following: (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company; (ii) each of the Company’s Directors; (iii) the Company’s Chief Executive Officer and each of the Named Executive Officers named in the Summary Compensation Table hereof; and (iv) all directors and executive officers of the Company as a group. Information related to holders of more than 5% of the outstanding shares was obtained from filings made with the Securities and Exchange Commission pursuant to Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, and/or filings made in France with the Autorité des marchés financiers. Information related to Directors and Executive Officers is as of April 16, 2004 and options exercisable within 60 days after April 16, 2004. Except as otherwise noted, the address of the beneficial owners is c/o Business Objects S.A., 157-159 Rue Anatole France, 92300 Levallois-Perret, France.

	Shares	Percentage
5% Shareholders, Directors and Executive Officers	Beneficially Owned	Beneficially Owned
5% Shareholders
New SAC and CB Cayman
c/o M&C Corporate Services Limited
P.O. Box 309GT, Ugland House
South Church Street
George Town, Grand Cayman
Cayman Islands	21,637,329	24.2%
FMR Corp.
82 Devonshire Street
Boston, MA 02109	6,313,417	7.1
Directors
Arnold Silverman (1)	214,879	*
Albert Eisenstat (2)	57,003	*
Bernard Charlès (3)	70,003	*
Gerald Held	9,500	*
Jean-François Heitz	7,000	*
David Peterschmidt	7,000	*
David J. Roux (4)	21,662,523	24.3
Executive Officers
Bernard Liautaud (5)	2,016,600	2.3
John Olsen (6)	468,294	*
James Tolonen (7)	97,395	*
Hervé Couturier (8)	38,000	*
David Kellogg (9)	103,936	*
All directors and executive officers as a group (13 persons)	24,816,246	27.8

*	Less than 1%.

(1)	Includes 15,000 shares issuable upon the exercise of share warrants exercisable as of April 16, 2004 or within 60 days of such date.

(2)	Includes 15,000 shares issuable upon the exercise of share warrants exercisable as of April 16, 2004 or within 60 days of such date.

(3)	Includes 15,000 shares issuable upon the exercise of share warrants exercisable as of April 16, 2004 or within 60 days of such date.

(4)	Includes 21,637,329 shares owned by New SAC in which Mr. Roux has a directorship. Mr. Roux disclaims beneficial ownership.

(5)	Mr. Liautaud is also Chairman of the Board of Directors and Chief Executive Officer of the Company. Includes 738,539 shares issuable upon the exercise of stock options exercisable as of April 16, 2004 or within 60 days of such date.

(6)	Mr. Olsen is also Chief Operating Officer and a Director of the Company. Includes 467,291 shares issuable upon the exercise of share warrants and/or stock options as of April 16, 2004 or within 60 days of such date.

(7)	Comprised of 97,395 shares issuable upon the exercise of stock options exercisable as of April 16, 2004 or within 60 days of such date.

(8)	Includes 37,500 shares issuable upon the exercise of stock options exercisable as of April 16, 2004 or within 60 days of such date.

(9)	Includes 84,699 shares issuable upon the exercise of stock options exercisable as of April 16, 2004 or within 60 days of such date.

(10)	See notes 1 though 9.

               Applicable percentage ownership in the above table is based on 89,309,828 shares outstanding as of April 16, 2004, which excludes 1,067,675 shares held in treasury and 4,898,113 ADSs held by Business Objects Option LLC. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of April 16, 2004, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes above, the Company believes each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

EQUITY COMPENSATION PLAN INFORMATION

          The following table provides information as of December 31, 2003 with respect to Ordinary Shares or ADSs that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or members of the Company’s Board of Directors under all of the Company’s existing equity compensation plans, including the Business Objects 1995 International Employee Stock Purchase Plan (“1995 IESPP”), the French Employee Savings Plan (the “French ESPP”), the 1993 Stock Option Plan (the “1993 Plan”), the 1994 Stock Option Plan (the “1994 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 1999 BOSA Stock Option Plan (the “BOSA 1999 Plan”) and the 2001 Stock Option Plan (the “2001 Plan”), as well as warrants issued to members of the Company’s Board of Directors.

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance under
Plan Category	Warrants and Rights(1)	Warrants and Rights	Equity Compensation Plan
		(In Euros)
Equity compensation plans approved by security holders	10,667,163	26.47	4,337,587	(2)(3)
Equity compensation plans not approved by security holders	0	0.00	0

Total	10,667,163	26.47	4,337,587

(1)	During December 2003, the Company assumed the as-converted outstanding options of former Crystal Decisions optionees. The former Crystal Decisions 1999 Plan now exists as part of Business Objects, as the BOSA 1999 Plan. Business Objects did not assume any authorized but ungranted options under the Crystal Decisions 1999 Stock Option Plan and may not regrant any options from forfeited shares.

An aggregate of 6,310,234 Ordinary Shares were issued to Business Objects Option LLC. This amount includes 5,637,875 shares representing outstanding stock options granted under the BOSA 1999 Plan at December 31, 2003. As these shares have in effect already been issued they are not included in this calculation. As Business Objects Option LLC is an indirect wholly owned subsidiary of the Company, the shares are not deemed outstanding and will not be entitled to voting rights until such time as the option holders exercise their options. If any of the 6,310,234 ordinary shares are not needed to satisfy obligations under outstanding stock options, Business Objects has the right to sell such shares on the open market or use them for other corporate purposes.

(2)	Includes 550,000 shares available for issuance under the 1995 IESPP and 309,614 shares available for issuance under the French ESPP.

(3)	Includes 526,272 shares available for issuance under the 1999 Plan and 2,951,701 shares available for issuance under the 2001 Plan. No further options can be granted under the 1993 Plan, which expired in 1998, the 1994 Plan which expired in 1999 and in the 1999 Plan which will expire on May 4, 2004. The 2001 Plan is subject annually to one or more increases within the limit of the lowest of the following amounts: (i) 6,500,000 shares with a nominal value of €0.10 each, (ii) the number of shares corresponding to 5% of the total number of Business Objects shares outstanding as of June 30, (iii) any lesser amount as determined by the Board of Directors.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement with New SAC and Certain of its Affiliates

     The majority of the consideration in the Crystal Decisions Acquisition was ultimately paid to Crystal Decisions’ then majority stockholder, New SAC, and to New SAC’s affiliate, CB Cayman. In connection with the Crystal Decisions Acquisition, the Company entered into a stockholders agreement effective on December 11, 2003 with New SAC, CB Cayman, affiliates of Silver Lake Partners, Texas Pacific Group, August Capital and certain other shareholders of New SAC. The stockholders agreement sets forth the rights and obligations of the parties to the stockholders agreement with respect to various corporate matters of the Company. As of April 16, 2004, New SAC and CB Cayman beneficially owned approximately 24% of the Company’s outstanding shares.

  Standstill Restrictions

     Under the terms of the stockholders agreement, New SAC, CB Cayman and New SAC’s shareholders have agreed to some restrictions referred to as standstill restrictions. Subject to exceptions, until New SAC, CB Cayman and New SAC’s shareholders cease to collectively beneficially own 10% or more of then-outstanding shares of the Company, New SAC, CB Cayman and New SAC’s shareholders have agreed that they would not, among other things:

•	purchase or acquire additional shares of the Company if such acquisition would result in New SAC, CB Cayman and New SAC’s shareholders beneficially owning more than:

•	the number of shares that they collectively beneficially owned as of December 11, 2003, plus

•	the number of shares that they acquire during any period for which the standstill restrictions are suspended (as further described below);

•	join or in any way participate in or encourage the formation of a group with any person or entity (other than with each other or their affiliates) with the purpose or effect of changing or influencing the control of the Company;

•	make or in any way participate in, directly or indirectly, any solicitation of proxies, including participating in any election contest of the Company, or otherwise communicate with the shareholders of the Company (other than to each other or to their affiliates) in connection with or in relation to a proxy solicitation;

•	advise or seek to influence any person or entity (other than each other or their affiliates) with respect to the voting of any voting stock of the Company;

•	initiate or propose one or more shareholder proposals at a meeting of the Company’s shareholders;

•	call, request or otherwise attempt to convene or cause management of the Company to convene a meeting of the Company’s shareholders;

•	initiate, propose or solicit any proposal with respect to:

•	any merger, consolidation or business combination involving the Company;

•	any tender or exchange offer for equity securities of the Company;

•	any sale or purchase of a substantial amount of the assets of the Company;

•	any purchase of equity securities of the Company (other than as permitted in the first bullet above); or

•	any dissolution, liquidation, reorganization or recapitalization or similar business transaction involving the Company; or

•	deposit any shares of voting stock of the Company in a voting trust or subject any such voting stock to any arrangement or agreement with respect to the voting of such voting stock (other than arrangements or agreements solely involving each other or their affiliates).

     The stockholders agreement provides that upon the occurrence of any of the following events, the standstill restrictions described above will be suspended:

•	the Company agrees to enter into an agreement for, or makes a public announcement of its intention to pursue, or the Company’s board of directors authorizes management to solicit proposals from third parties for:

•	the sale or other disposition of 33 1/3% or more of the Company’s outstanding shares;

•	the sale or disposition of all or substantially all of the Company’s assets or a similar sale or change of control transaction; or

•	any merger, consolidation or other similar business combination transactions that:

•	result in the outstanding shares of the Company being converted into cash or securities of another entity;

•	would result in a third party beneficially owning, when combined with any other shares of the Company owned by such third party, 33 1/3% or more of then-outstanding shares of the Company; or

•	would result in all or a substantial portion of the Company’s assets being sold to any entity;

•	the public announcement of a proposal by a third party (other than the Company, New SAC or its shareholders or any of their affiliates) to acquire voting stock of the Company (including pursuant to a tender or exchange offer or merger), which, if successful, would result in such third party beneficially owning, when combined with any other voting stock of the Company owned by such third party, 33?% or more of the outstanding voting stock of the Company; provided, however, that the Company’s board of directors either has approved or recommended that the shareholders of the Company accept such offer, or has not rejected or recommended that the shareholders of the Company refrain from accepting such offer;

•	a third party successfully consummates a proposal of the type described above; or

•	the Company’s board of directors adopts a plan of liquidation or dissolution with respect to the Company.

     The stockholders agreement provides that the standstill restrictions will be reinstated upon the discontinuance of the event or events that lead to the suspension of the standstill restrictions.

  Transfer Restrictions

     Under the terms of the stockholders agreement, during the initial 90-day period following the completion of the Crystal Decisions Acquisition, referred to as the initial lock-up period, each of New SAC and CB Cayman may not transfer any shares of the Company that it received in connection with the Crystal Decisions Acquisition.

     At any time following the initial lock-up period, each of New SAC and CB Cayman may distribute all or a portion of shares of the Company it received in connection with the Crystal Decisions Acquisition to its shareholders. In addition, at any time following the initial lock-up period, New SAC, CB Cayman and, to the extent that New SAC or CB Cayman distributes shares of the Company to its shareholders, each of its shareholders, may transfer all or a portion of the shares held by it to any permitted transferee of such party. In the stockholders agreement, the term permitted transferee generally means:

•	any controlled affiliate (other than an individual) of such party or any affiliate (other than an individual) which controls such party; or

•	any stockholder, general or limited partner, director, officer, managing or non-managing member or employee of such party or controlled affiliate of such party.

     Each permitted transferee will be required, as a condition to such transfer, to sign an assumption agreement, to become a party to the stockholders agreement and subject to all of its terms, including the transfer restrictions.

     Under the terms of the stockholders agreement, during the period commencing as of the end of the 90-day initial lock-up period and ending one year later, New SAC, CB Cayman and New SAC’s shareholders agreed that they would not collectively transfer more than 7.5% of then-outstanding shares of the Company in the aggregate during any six-month period. Any shares of the Company transferred by New SAC or CB Cayman to its shareholders through a distribution or transferred by New SAC, CB Cayman or New SAC’s shareholders to any of their permitted transferees during the six-month period will not be counted against this 7.5% volume limitation. In addition, this 7.5% volume limitation excludes any shares of the Company that New SAC, CB Cayman or New SAC’s shareholders sell during the six-month period pursuant to underwritten public offerings.

     Further, during the period commencing as of the end of the 90-day initial lock-up period and ending one year later, New SAC, CB Cayman and New SAC’s shareholders agreed that they would not collectively transfer more than 15% of then-outstanding shares of the Company in the aggregate during any six-month period. Any shares of the Company transferred by New SAC or CB Cayman to its shareholders through a distribution or transferred by New SAC, CB Cayman or New SAC’s shareholders to any of their permitted transferees during the six-month period will not be counted against this 15% volume limitation. Any shares of the Company sold by New SAC, CB Cayman or New SAC’s shareholders in underwritten offerings during each six month period will count against this 15% volume limitation.

     Following the initial lock-up period, and subject to the transfer restrictions described above, New SAC, CB Cayman and New SAC’s shareholders may transfer shares of the Company acquired in connection with the Crystal Decisions Acquisition in the following ways:

•	in compliance with rules 144 and 145 under the Securities Act;

•	pursuant to any public offerings (underwritten or otherwise) or any other resale under an effective registration statement;

•	in private transactions subject to applicable exemptions from the registration requirements of the Securities Act to individuals or entities that have not filed and will not have to file:

•	a Schedule 13D under the Exchange Act with the SEC; provided that no more than 5% of then-outstanding shares of the Company may be transferred to any such individual or entity in a single transaction or series of transactions; or

•	a Schedule 13G under the Exchange Act with the SEC that discloses beneficial ownership of 10% or more then-outstanding shares of the Company; provided that no more than 5% of then-outstanding shares of the Company may be transferred to any such individual or entity in a single transaction or series of transactions;

•	in private transactions subject to applicable exemptions from the registration requirements of the Securities Act to individuals or entities that have filed or will have to file:

•	a Schedule 13D under the Exchange Act with the SEC provided that no more than 5010 of then-outstanding shares of the Company may be transferred to any such individual or entity in a single transaction and that prior to any such transfer, the shareholder will have offered the Company a right of first refusal on such transfer; or

•	a Schedule 13G under the Exchange Act with the SEC that discloses beneficial ownership of 10% or more the outstanding shares; provided that no more than 5% of then-outstanding shares of the Company may be transferred to any such individual or entity in a single transaction and that prior to any such transfer, the shareholder will have offered the Company a right of first refusal on such transfer;

•	in transactions outside the United States subject to applicable exemptions from the registration requirements of the Securities Act;

•	pursuant to any tender or exchange offer or any merger, consolidation, sale or other business combination transaction involving the Company;

•	pursuant to any distributions by New SAC or CB Cayman to its shareholders;

•	pursuant to any transfer by New SAC, CB Cayman or a shareholder of New SAC to its permitted transferees; or

•	in bona fide transactions that constitute a hedge against changes in the market price of the shares.

     New SAC, CB Cayman and New SAC’s shareholders are subject to the transfer restrictions set forth in the stockholders agreement until they cease to collectively beneficially own 10% or more of then-outstanding shares of the Company.

  Registration Rights

     Under the stockholders agreement, during the period commencing after the initial lock-up period and ending on the 10-year anniversary of the consummation of the Crystal Decisions Acquisition, New SAC and, to the extent that New SAC distributes shares of the Company to its shareholders, each of Silver Lake, Texas Pacific Group and August Capital, can demand that the Company effect the registration of all or a part of such party’s shares of the Company. None of New SAC, Silver Lake or Texas Pacific Group may exercise its demand rights on more than two occasions. August Capital may only exercise its demand right on one occasion. The Company is not obligated to file a registration statement relating to any such demand request if, among other things:

•	the Company would have to file such registration statement within a period of 180 days after the effective date of any other registration statement relating to any other registration request permitted under the stockholders agreement;

•	the requested registration involves:

•	a registration on a form other than Form S-3 or an underwritten offering; and

•	shares of the Company to be registered would be sold to the public at an aggregate price of less than $20.0 million; or

•	shares of the Company to be registered would be sold to the public at an aggregate price of less than $5.0 million.

     In addition to the demand rights discussed above, during the same time period, New SAC and, to the extent that New SAC distributes shares of the Company to its shareholders, each of Silver Lake, Texas Pacific Group and August Capital, may request that the Company effect the registration of all or a part of such party’s shares of the Company on a Form S-3. The Company is not obligated to file a registration statement relating to any such Form S-3 request if, among other things:

•	the Company has, within the 12-month period preceding the date of such request, already effected two registration statements, pursuant to requests made under the stockholders agreement;

•	the use of a Form S-3 is not available to Business Object for such registration;

•	the requested registration involves an underwritten offering, and shares of the Company to be registered would be sold to the public at an aggregate price of less than $20.0 million; or

•	shares of the Company to be registered would be sold to the public at an aggregate price of less than $5.0 million.

     In addition to the above demand and Form S-3 registration rights, the Company agreed, subject to exceptions, to include shares of the Company held by New SAC, CB Cayman, New SAC’s shareholders or any of their permitted transferees on any registration statement that the Company files after the initial lock-up period. In the case of an underwritten offering, the amount of cutbacks is subject to the managing underwriter. However, if the managing underwriter limits the number of shares that can be included in any underwritten offering initiated by the Company, the shares to be offered by the Company would be included prior to the shares being offered by New SAC, CB Cayman, New SAC’s shareholders and their permitted transferees. Further, the shares to be offered by New SAC would be included prior to the shares being offered by CB Cayman, New SAC’s shareholders and their permitted transferees.

     New SAC, CB Cayman, New SAC’s shareholders and their permitted transferees will cease to retain registration rights on the earlier of:

•	the 10-year anniversary of the completion of the Crystal Decisions Acquisition; or

•	such time that all of shares of the Company held by the registration rights holders cease to be registrable securities.

Board Representation

     Under the terms of the stockholders agreement, subject to applicable law, New SAC may designate one person to be a director on the Company’s board of directors; provided that such designee must be reasonably satisfactory to the Company. Subject to exceptions, any person who is a managing director of Silver Lake Partners, L.P., as of the date of the stockholders agreement, has been deemed to be satisfactory to the Company and the Company’s board of directors for such purpose.

     Pursuant to the stockholders agreement, the Company expanded the size of its board of directors to include one additional director and caused David J. Roux to serve as New SAC’s initial board representative. In addition, the Company has agreed to use reasonable efforts to cause its shareholders to elect one additional independent director as of the completion of the Crystal Decisions Acquisition, or as soon as practicable thereafter and, in any event, no later than at the Company’s annual meeting of shareholders to be held in 2004.

     New SAC will lose its right to designate a member of the Company’s board of directors when New SAC, CB Cayman and New SAC’s shareholders collectively beneficially own less than 10% of then-outstanding shares of the Company. In the event that New SAC distributes shares of the Company it received in connection with the Crystal Decisions Acquisition to its shareholders, New SAC may assign its right to designate the board representative to Silver Lake.

Regulated Agreements

     The Company has contracted for and has been maintaining a liability insurance against liabilities which may be incurred by its Directors and Officers in their respective capacities since September 1994. This liability insurance agreement has been duly ratified by the shareholders meeting held on August 17, 1994. The renewal of this insurance on October 31, 2003 shall be submitted to the ratification of the next shareholders meeting in compliance with the requirement of the French corporate law for such agreements signed by the Company and for which the Company’s Directors have an interest (“regulated agreement”).

     There were no other agreements entered into during 2003, directly or indirectly, between the Company and its Chief Executive Officer, its Directeur Général Délégué, one of its Directors, a shareholder owning at least 10% of the voting rights, or if such shareholder is a company, the company controlling such shareholder under the meaning of article L.233-3 of the Commercial Code, and no other transaction as referred by article L.225-38 paragraph 2 and 3 of the French Commercial Code.

Agreements in the Ordinary Course of the Business

     The Company and its subsidiaries have entered into agreements in the ordinary course of business and with terms and conditions which are not out of the ordinary, with companies in which some of the Company’s Directors have an interest, specifically Dassault Systèmes which is a customer of Business Objects, and whose Chief Executive Officer is Bernard Charlès.

Item 14. Principal Auditors Fees and Services

RELATIONSHIP WITH INDEPENDENT AUDITORS

     Ernst & Young LLP has served as the Company’s independent auditors for its financial statements prepared under U.S. GAAP since 1992. Since 1990, when the Company was incorporated, Ernst & Young S.A. has served as one of the Company’s statutory independent auditors for its financial statements prepared under French GAAP. Deloitte Touche Tohmatsu S.A. has served as the Company’s other independent statutory auditor since 2003. Ernst & Young S.A. and Deloitte Touche Tohmatsu S.A. were the Company’s independent auditors for the year ended December 31, 2003. Deloitte Touche Tohmatsu succeeded Mr. Pierre Dupuy, an independent auditor, as the Company’s second statutory auditor. The Company’s statutory auditors are expected to be available at the Meeting with the opportunity to make a statement if such representative desires to do so, and are expected to be available to respond to appropriate questions.

     Services performed by the Company’s auditors for 2003 consisted of the examination of the Company’s financial statements, services related to filings with the Securities and Exchange Commission, due diligence work, consulting and regulatory filing review in connection with acquisitions, immigration processing services, consultation services related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, domestic and foreign tax compliance work tax filings and tax consulting services.

Fees Paid to Accountants for Service Rendered

  Audit Fees

     Fees for audit services totaled approximately $2,441,000 in 2003 and approximately $972,000 in 2002, including fees associated with the annual audit to review the Company’s annual financial statements prepared under French GAAP and U.S. GAAP, the review’s of the Company’s quarterly reports on Form 10-Q and services normally provided by the independent auditors in connection with statutory and regulatory filings.

  Audit-Related Fees

     Fees for audit-related services totaled approximately $89,000 in 2003 and approximately $29,000 in 2002. Audit-related services principally include due diligence in connection with acquisitions and accounting consultations.

  Tax Fees

     Fees for tax services, including tax compliance, tax advice and tax planning (including expatriate tax services), totaled approximately $140,000 in 2003 and $259,000 in 2002.

  All Other Fees

     Fees for all other services not included above were approximately $20,000 in 2003 and $0 in 2002, principally including online subscription services and other miscellaneous items.

Pre-Approval Policies and Procedures

     In accordance with the Audit Committee Charter, the Audit Committee is required to review and approve in advance the annual budget for independent audit services and review and pre-approve all non-audit services rendered by the Company’s independent auditors. The Committee may delegate pre-approval authority to a member of the Committee, with the decisions of this delegate to be presented to the full Audit Committee at its next scheduled meeting.

     The Audit Committee has considered whether the auditors provision of non-audit services is compatible with maintaining the auditors’ independence. The Audit Committee concluded that the non-audit services provided in 2003 were compatible with maintaining the auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(3) Exhibits.

     The following exhibits are filed as part of this Form 10-K/A.

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.
Date: April 29, 2004	By:	/s/ Bernard Liautaud
Bernard Liautaud
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bernard Liautaud	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2004
Bernard Liautaud

/s/ James R. Tolonen	Chief Financial Officer and Senior Group Vice President (Principal Financial and Accounting Officer)	April 29, 2004
James R. Tolonen

John Olsen* John Olsen	Director, President and Chief Operating Officer	April 29, 2004

Albert Eisenstat* Albert Eisenstat	Director	April 29, 2004

Arnold Silverman* Arnold Silverman	Director	April 29, 2004

Bernard Charlès* Bernard Charlès	Director	April 29, 2004

Gerald Held* Gerald Held	Director	April 29, 2004

David Peterschmidt* David Peterschmidt	Director	April 29, 2004

Jean-François Heitz* Jean-François Heitz	Director	April 29, 2004

David Roux* David Roux	Director	April 29, 2004

By:	/s/ Bernard Liautaud
Bernard Liautaud
Attorney in Fact

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).