Form 10-Q
period 2004-03-31
BUSINESS OBJECTS SA
filed 2004-05-04
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:           to

Commission File Number 0-24720

Business Objects S.A.

(Exact name of registrant as specified in its charter)

Republic of France (State or other jurisdiction of incorporation or organization)	98-0355777 (I.R.S. Employer Identification No.)

157-159 Rue Anatole France, 92300 Levallois-Perret, France
(Address of principal executive offices)

(408) 953-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

As of March 31, 2004, the number of issued ordinary shares was 95,250,241, €0.10 nominal value, (including 36,414,728 American depository shares, each corresponding to one ordinary share, 1,067,675 treasury shares and 4,997,683 shares held by Business Objects Option LLC). As of March 31, 2004, we had issued and outstanding 90,252,558 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2004	2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$245,870	$235,380
Restricted cash	19,239	19,243
Accounts receivable, net	181,038	187,885
Deferred tax assets	5,491	261
Prepaid and other current assets	44,622	33,797

Total current assets	496,260	476,566
Goodwill	1,051,466	1,051,111
Other intangible assets, net	138,966	149,143
Property and equipment, net	60,630	61,187
Long-term deferred tax assets	28,699	17,963
Deposits and other assets	35,407	19,092

Total assets	$1,811,428	$1,775,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,831	$47,790
Accrued payroll and related expenses	62,172	84,686
Income taxes payable	91,255	75,727
Deferred revenues	165,074	135,977
Restructuring liability	13,052	21,331
Other current liabilities	53,071	51,814
Notes payable	9,728	9,728

Total current liabilities	437,183	427,053
Long-term accrued rent	5,245	4,950

Total liabilities	442,428	432,003
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.12 U.S. as of March 31, 2004 and $0.13 U.S. as of December 31, 2003): authorized 114,657 and 114,809; issued 95,250 and 94,903; issued and outstanding – 90,252 and 89,166; respectively at March 31, 2004 and December 31, 2003	10,063	9,927
Additional paid-in capital	1,136,988	1,121,910
Treasury and Business Object Option LLC shares, 6,065 shares at March 31, 2004 and 6,805 shares at December 31, 2003	(13,104)	(13,104)
Retained earnings	205,857	202,597
Unearned compensation	(15,091)	(18,353)
Accumulated other comprehensive income	44,287	40,082

Total shareholders’ equity	1,369,000	1,343,059

Total liabilities and shareholders’ equity	$1,811,428	$1,775,062

See accompanying notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three months ended
	March 31,
	2004	2003
	(unaudited)
Revenues:
Net license fees	$114,493	$56,243
Services	102,742	62,280

Total revenues	217,235	118,523
Cost of revenues:
Net license fees	7,682	894
Services	41,630	19,993

Total cost of revenues	49,312	20,887

Gross profit	167,923	97,636
Operating expenses:
Sales and marketing	97,181	56,433
Research and development	39,703	22,579
General and administrative	21,712	8,158

Total operating expenses	158,596	87,170
Income from operations	9,327	10,466
Interest and other income (expense), net	(4,068)	3,747

Income before provision for income taxes	5,259	14,213
Provision for income taxes	(1,999)	(5,401)

Net income	$3,260	$8,812

Basic net income per ordinary share and ADS	$0.04	$0.14

Diluted net income per ordinary share and ADS	$0.04	$0.14

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	88,632	62,476

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	92,305	63,731

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Operating activities:
Net income	$3,260	$8,812
Adjustment to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization of property and equipment	8,349	3,978
Amortization of other intangible assets	7,789	737
Stock-based compensation expense	2,077	—
Deferred income taxes	(16,280)	617
Tax benefits from employee stock plans	2,517	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,218	29,751
Prepaid and other current assets	(11,321)	(3,686)
Deposits and other assets	(16,243)	—
Accounts payable	(4,401)	1,275
Accrued payroll and related expenses	(24,367)	(11,589)
Income taxes payable	16,021	(2,412)
Deferred revenues	29,709	18,032
Restructuring liability and other current liabilities	(4,745)	(6,216)

Net cash provided by (used in) operating activities	(2,417)	39,299

Investing activities:
Purchases of property and equipment, net	(7,666)	(1,625)
Sales of short-term investments	—	9,404

Net provided by (used in ) investing activities	(7,666)	7,779

Financing activities:
Issuance of shares	13,882	3,852
Change in restricted cash	5	—

Net cash provided by financing activities	13,887	3,852

Effect of foreign exchange rate changes on cash and cash equivalents	6,686	5,677
Net increase in cash and cash equivalents	10,490	56,607
Cash and cash equivalents, beginning of the period	235,380	233,941

Cash and cash equivalents, end of the period	$245,870	$290,548

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.

Notes to Condensed Consolidated Financial Statements
March 31, 2004

1. Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of Business Objects S.A. (the “Company” or “Business Objects”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 12, 2004.

     The consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows. All significant intercompany accounts and transactions have been eliminated. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or future operating periods. All information is stated in U.S. dollars unless otherwise noted.

     Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, business combinations, restructuring accruals, impairment of long-lived assets, contingencies and litigation, allowances for doubtful accounts and income taxes. Actual results could differ from those estimates.

Other Current Liabilities

     Other current liabilities include accruals for sales, use and value added taxes, accrued rent, accrued professional fees, deferred compensation under the Company’s deferred compensation plan, current deferred tax liabilities and other accruals, none of which individually account for more than five percent of total current liabilities.

Derivative Financial Instruments

     The Company has entered into forward contracts to hedge certain forecasted Canadian dollar expenses against U.S. and Canadian currency fluctuations. The purchase of these forward contracts is to protect the Company from risk that the eventual dollar cash flows resulting from Canadian dollar expenses will be adversely affected by changes in the exchange rates. As of March 31, 2004 and December 31, 2003, respectively, the Company held Canadian dollar foreign exchange forward contracts with a notional amount of $86.7 million and $40.3 million. The forward contracts have semi-monthly maturities from April 2, 2004 to September 17, 2004. These forward contracts do not qualify for hedge accounting as the functional currency of the Canadian subsidiary is Canadian dollars. At March 31, 2004 and December 31, 2003, a forward contract asset of $2.1 million and $1.8 million, respectively, were recorded on the balance sheet.

Revenue Recognition

     The Company enters into arrangements for the sale of: 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

     For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor specific objective evidence of fair value of such undelivered elements and the residual amount of revenues are allocated to the delivered elements.

     For those contracts that consist solely of license and maintenance the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. Vendor specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (that is, the renewal rate). Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate.

     Services can consist of maintenance, training and/or consulting services. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement the Company determines whether the services are available from other vendors, do not involve a significant degree of risk or unique acceptance criteria and whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon average daily rates. When the Company enters into contracts to provide services only, revenues are recognized on a time and material basis.

     For sales to resellers, value added resellers and strategic system integrators, collectively partners, there is no right of return or price protection. The Company does not accept orders from these partners when the Company is aware that the partner does not have a purchase order from an end-user. For sales to distributors that have a right of return, the revenue is recognized as it is sold to the distributor net of reserves of an amount equal to the Company’s estimate of all products subject to rights of return to approximate net sell-through. Some of the factors that are considered in determining this estimate include historical experience of returns received and level of inventory in the distribution channels. The reserve reduces the revenues and the related receivables. For sales to original equipment manufacturers (“OEMs”), revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer, in accordance with the contractual terms.

     Deferred revenues represent amounts under license and service arrangements for which the earnings process has not been completed. These amounts relate primarily to customer support services with future deliverables and arrangements where specified customer acceptance has not yet occurred.

Accounting for Stock-based Compensation

     The Company issues stock options or share warrants to its employees and outside directors and provides employees the right to purchase its stock pursuant to shareholder approved stock option and employee stock purchase programs. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income for the quarter ended March 31, 2004 or 2003 related to options granted under those plans for which the exercise price was equal to the market value of the underlying common stock on the date of grant.

     The following table provides pro forma disclosures of the effect on net income and earnings per ordinary share and American depository share (“ADS”) if the fair-value based method had been applied in measuring compensation expense. The fair-valued based method is in accordance with FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) which was amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”).

	For the three months ended March 31,
	2004	2003
	(in thousands, except per share
	amounts)
Net income – as reported	$3,260	$8,812
Add: Amortization of unearned compensation included in reported net income, net of tax of $789	1,288	—
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of tax related benefits of $3,339 and $3,104 for the three months ended March 31, 2004 and 2003	(5,447)	(5,065)

Net income – pro forma	$(899)	$3,747

Net income per ordinary share and ADS – as reported
Basic	$0.04	$0.14

Diluted	$0.04	$0.14

Net income per ordinary share and ADS – pro forma
Basic	$(0.01)	$0.06

Diluted	$(0.01)	$0.06

     The stock-based compensation expense included in reported net income for the quarter ended March 31, 2004 represents amortization of unearned compensation on unvested stock options that arose as a result of the acquisition of Crystal Decisions (the “Crystal Decisions Acquisition”).

     The tax benefit for stock-based employee compensation was calculated on the total pro forma stock-based employee compensation expense at an effective tax rate of 38% for all periods presented. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the ability to use it, the actual tax benefit could vary materially from this estimate. If no amount of the tax benefit was available on estimated stock-based employee compensation, pro forma basic income (loss) per share would have been $(0.05) and $0.01 for the quarter ended March 31, 2004 and 2003, respectively, and pro forma diluted income (loss) per share would have been $(0.05) and $0.01 for the quarter ended March 31, 2004 and 2003, respectively.

     Pro forma information regarding net income and earnings per ordinary share and ADS is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair-value method. For purposes of the pro forma disclosure, management estimates the fair value of stock options issued to employees using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. The model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The pro forma effects of applying FAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as stock options usually vest over a period of four years, the number of stock options granted varies from period to period and the Black-Scholes fair value of each grant depends on the assumptions at the grant date. For purposes of the pro forma disclosures, the estimated fair value of the stock options was amortized over the stock options’ vesting period.

     The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted under the Stock Option Plans during the following periods were as follows:

	For the three months ended
	March 31,
	2004	2003
Expected life of employee stock options plans (in years)	3.00	3.00
Volatility	61%	78%
Risk-free interest rate	2.3%	2.0%
Dividend yields	0%	0%
Weighted average fair value of options under employee stock option plans granted during the period	$13.69	$8.66

     The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted under the Employee Stock Purchase Plans during the following periods were as follows:

	For the three months ended
	March 31,
	2004	2003
Expected life of employee stock purchase plans (in months)	6.00	6.00
Volatility	42%	71%
Risk-free interest rate	1.0%	2.0%
Dividend yields	0%	0%
Weighted average fair value of options under employee stock purchase plans granted during the period	$6.51	$4.32

Recent Pronouncements

     On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms for share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method, with a binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ends June 30, 2004. The Company is investigating what impact the adoption of the exposure draft will have on its financial position and results of operations.

2. Acquisition of Crystal Decisions, Inc.

     On December 11, 2003, Business Objects, Crystal Decisions, Inc. (“Crystal Decisions”), Seagate Software (Cayman) Holdings Corporation (“SSCH”) and three wholly owned subsidiaries of Business Objects merged in accordance with an Agreement and Plan of Merger, dated as of July 18, 2003, as amended August 29, 2003 (the “Merger Agreement”). Pursuant to the Merger Agreement, Crystal Decisions and SSCH merged with and into wholly owned subsidiaries of Business Objects and ceased to exist as separate entities on December 11, 2003 (the “Crystal Decisions Acquisition”). The results of Crystal Decisions’ operations were included in the consolidated financial statements after that date. The Crystal Decisions Acquisition was accounted for under the purchase method of accounting.

     The total purchase price of $1.2 billion for the Crystal Decisions Acquisition consisted of $307.6 million in cash, approximately 23.3 million newly issued ordinary shares or ADSs, the fair value of stock options assumed in connection with the transaction and estimated transaction costs. The allocation of the purchase price resulted in $978.0 million in goodwill. The purchase price under the Merger Agreement was fixed and there was no contingent consideration. At December 31, 2003, the Company had not identified any pre-acquisition contingencies where the related asset, liability or impairment was probable and the amount of asset, liability or impairment could be reasonably estimated.

     The purchase price allocation is preliminary. The final amount of these costs may change within the purchase price allocation period if information becomes known that results in a change in estimate of the transaction costs or liabilities assumed on the date of purchase. During the quarter ended March 31, 2004, there was a $346,000 adjustment made to goodwill as the result of a change in estimate of a liability that existed at the date of the purchase related to the underaccrual of commissions payable. To date, there have been no other charges related to the estimated direct transaction costs or allocation of the purchase price. The Company expects, with the exception of items related to open tax years, that the purchase price allocation period will end prior to the end of 2004.

     This note should be read in conjunction with the Crystal Decisions Acquisition note in the Annual Report on Form 10-K for December 31, 2003.

3. Goodwill and Other Intangible Assets

     The change in the carrying amount of goodwill was as follows (in thousands):

	March 31,	December 31,
	2004	2003
Balance as of the beginning of the period	$1,051,111	$75,416
Add: Goodwill acquired or adjusted during the period (note 2)	346	978,017
Reduction in carrying value of Acta goodwill related to savings from early termination of lease (note 8)	—	(2,741)
Impact of foreign currency fluctuations on goodwill	9	419

Balance as of the end of the period	$1,051,466	$1,051,111

     Other intangible assets, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Employment contracts	$7,434	$7,434
Developed technology	99,750	102,151
Maintenance and support contracts	46,440	46,440
Trade names	6,211	6,377

Total other intangible assets	$159,835	$162,402
Accumulated amortization	(20,869)	(13,259)

Other intangible assets, net	$138,966	$149,143

     Certain intangible assets are held by our subsidiaries and are revalued at each reporting period which may result in a higher or lower cost base than originally recorded. There were no additions or impairment of long-lived assets during the quarter ended March 31, 2004. The aggregate intangible amortization expense was $7.8 million for the quarter ended March 31, 2004 and $737,000 for the quarter ended March 31, 2003. Amortization of $5.2 million is included in cost of net license fees for the quarter ended March 31, 2004, compared to $1.9 million for the quarter ended March 31, 2003. Amortization of $2.3 million is included in cost of service revenues for the quarter ended March 31, 2004, compared to $513,000 for the quarter ended March 31, 2003. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally 5 years.

     The estimated amortization expense for the next five fiscal years on existing other intangible assets is as follows. The estimated amortization expense is presented in U.S. dollars and does not take into account the foreign exchange impact expected on certain intangible assets.

(in thousands)
Remainder of 2004	$23,897
2005	$30,885
2006	$30,885
2007	$29,411
2008	$26,905

4. Accounts Receivable

     Accounts receivable are stated net of allowance of doubtful accounts and distribution channel returns of $13.0 million at March 31, 2004 and $9.9 million at December 31, 2003. These allowances included bad debt reserves of $7.5 million at March 31, 2004 and $6.2 million at December 31, 2003.

5. Earnings per Ordinary Share and ADS

     The components of basic and diluted earnings per ordinary share and ADS were as follows:

	For the three months ended
	March 31,
	2004	2003
	(in thousands, except per ordinary
	share and ADS data)
Basic net income per share:
Numerator:
Net income	$3,260	$8,812

Denominator:
Weighted average ordinary shares and ADSs outstanding	88,632	62,476

Net income per ordinary share and ADS – basic	$0.04	$0.14

Diluted net income per share:
Numerator:
Net income	$3,260	$8,182

Denominator:
Weighted average ordinary shares and ADSs outstanding	88,632	62,476
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock plans and warrants (treasury stock method)	3,673	1,255

Weighted average ordinary shares and ADSs outstanding on a diluted basis	92,305	63,731

Net income per share – diluted	$0.04	$0.14

     In December 2003, the Company issued approximately 23.3 million ordinary shares as partial consideration for the purchase of Crystal Decisions. For the quarter ended March 31, 2004, approximately 1.1 million shares were issued on the exercise of stock options under stock option and employee purchase plans. For the quarter ended March 31, 2004 and 2003, respectively, 5.0 million and 5.5 million ordinary shares or ADSs were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of ordinary shares or ADSs and such impact would not be dilutive.

     During December 2003, Business Objects assumed the as-converted outstanding options of former Crystal Decisions optionees. An aggregate of 6.3 million ordinary shares were issued to Business Objects Option LLC, which are issuable upon exercise of the options held at December 11, 2003 by former Crystal Decisions optionees. As Business Objects Option LLC is an indirect wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights until such time as the option holders exercise their options. During the quarter ended March 31, 2004, optionees exercised approximately 740,000 of these options.

6. Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders’ equity (in thousands):

	For the three months ended
	March 31,
	2004	2003
Net income	$3,260	$8,812
Foreign currency translation adjustments	4,205	6,493

Comprehensive income	$7,465	$15,305

7. Business Segment Information

     The Company has one reportable segment - business intelligence software products. The Company recognizes its net license fees from three product families: Business Intelligence Platform, Enterprise Analytic Applications and Data Integration. The Company does not track services revenues by product family as it is impracticable to do so. The following summarizes net license fees recognized from each product family (in thousands):

	For the three months ended
	March 31,
	2004	2003
Business Intelligence Platform	$102,090	$47,598
Enterprise Analytic Applications	8,109	7,088
Data Integration	4,294	1,557

Total net license fees	$114,493	$56,243

     The following is a summary of our revenues by geographic region (in thousands):

	For the three months ended
	March 31,
	2004	2003
Europe	$96,401	$57,839
Americas	104,183	51,871
Asia Pacific and Japan	16,651	8,813

Total revenues	$217,235	$118,523

8. Business Restructuring Charge

Acquisition-related Restructuring Liabilities

Crystal Decisions

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

     Restructuring costs of $13.5 million related to Crystal Decisions were accounted for under EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” (“EITF 95-3”). These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Crystal Decisions.

Restructuring Costs Expensed in 2003

     Accrued restructuring costs of $7.8 million related to the pre-acquisition Business Objects organization were expensed in accordance with FAS No. 146, "Cost Associated with Exit or Disposal Activities” (“FAS 146”). The charge consisted of severance and other related benefits for 159 employees across all functions worldwide. The Company paid severance and other related benefits of $2.9 million to 52 of these employees during the quarter ended March 31, 2004, and expects to pay the remaining balance during the remainder of 2004 in accordance with this restructuring plan. In addition to the $7.8 million of restructuring charges expensed in the fourth quarter of 2003, the Company anticipates that there will be additional charges related to exiting certain facilities previously leased by Business Objects prior to the Crystal Decisions Acquisition. These costs, which are estimated at $5.5 million, will be recognized as the facilities are vacated during 2004 as required under FAS 146.

     The balance of accrued restructuring charges associated with Business Objects employees prior to the Crystal Decisions Acquisition was as follows at March 31, 2004 (in thousands):

Employee
Severance and
Other Related
Benefits
Restructuring charges at December 2003	$7,782
Non-cash charges	(332)
Impact of foreign currency exchange rates on translation of accrual	302

Balance at December 31, 2003	$7,752

Net cash payments during first quarter of 2004	(2,899)
Impact of foreign currency exchange rates on translation of accrual	150

Balance at March 31, 2004	$5,003

Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition

     The charge of $13.5 million related to the Crystal Decisions Acquisition consisted primarily of severance and other related benefits for 194 employees across all functions worldwide and duplicative facilities in the Americas, Europe and Japan. The company paid benefits of approximately $4.7 million to 65 employees across all regions during the quarter ended March 31, 2004. The Company expects to pay the remaining restructuring liability during 2004. There are no significant additional expected terminations associated with this restructuring plan. Costs accrued to abandon 11 facilities primarily include future minimum lease payments once the facilities are vacated, net of estimated sublease income of $450,000, that are expected to remain through 2008. Cash payments during the quarter ended March 31, 2004, relate to minimum lease payments and settlement costs related to properties vacated at quarter end.

     The balances of accrued restructuring charges included as a cost of acquisition related to Crystal Decisions were as follows at March 31, 2004 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total
Restructuring charge at December 2003	$10,780	$2,745	$13,525
Cash payments during 2003	(1,136)	—	(1,136)

Balance at December 31, 2003	$9,644	$2,745	$12,389

Net cash payments during first quarter of 2004	(4,722)	(222)	(4,944)
Impact of foreign currency exchange rates on translation of accrual	(497)	13	(484)

Balance at March 31, 2004	$4,425	$2,536	$6,961

     Acta Technology, Inc.

     Immediately prior to the Company’s acquisition of Acta Technology, Inc. (“Acta”), Acta’s management initiated and approved plans to restructure Acta’s operations. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with then existing general economic conditions. Acta recorded approximately $13.5 million of restructuring costs in connection with restructuring the pre-acquisition Acta organization. Costs to restructure pre-acquisition Acta were accounted for under EITF 95-3. These costs were recorded as liabilities assumed as part of the purchase price allocation.

     This restructuring liability consisted primarily of severance and other employee benefits and costs of vacating duplicate facilities. The severance and other employee benefits related to the planned termination of approximately 50 employees worldwide. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and a $1.2 million write-down of excess equipment. The charge for lease abandonment was $7.9 million, representing total future minimum lease payments and settlement costs due through 2007, net of projected sublease income of $4.2 million for Acta’s Mountain View, California headquarters and other smaller European offices.

     The balance of accrued restructuring charges was capitalized as a cost of acquisition and was as follows at March 31, 2004 (in thousands):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total
Restructuring charge at August 2002	$4,381	$9,146	$13,527
Cash payments during 2002	(4,381)	(1,108)	(5,489)
Non-cash charges	—	(1,220)	(1,220)

Balance at December 31, 2002	$—	$6,818	$6,818

Net cash payments during 2003	—	(3,400)	(3,400)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2,741)	(2,741)

Balance at December 31, 2003	$—	$677	$677

Cash payments during first quarter of 2004	—	(140)	(140)
Impact of foreign currency exchange rates on translation of accrual	—	7	7

Balance at March 31, 2004	$—	$544	$544

     Upon termination of Acta’s Mountain View lease, the remaining $2.7 million accrual related to this property was reversed to goodwill. The remaining accrual of $544,000 at March 31, 2004 and $677,000 at December 31, 2003, represents the estimated future minimum lease payments for Acta’s U.K. facility which includes payments until 2005.

Non-Acquisition-related Restructuring Liabilities

     During the quarter ended June 30, 2002, the Company implemented a restructuring plan to eliminate approximately 50 positions in the Company’s European field operations in order to better align its revenues and costs structure in Europe in response to the region’s overall weak IT spending environment. In addition, the Company eliminated excess office space in France, Italy, Spain and Switzerland. Implementation of the plan resulted in restructuring charges to earnings totaling $3.9 million for severance and other employee termination benefits and costs associated with exiting facilities, representing the excess of lease costs over anticipated sublease income.

     During the quarter ended December 31, 2002, the Company substantially completed its restructuring plan, at which time the Company reversed $610,000 of previously-accrued expenses. The reversal was primarily due to savings from planned termination costs resulting from normal employee attrition for three of the 50 positions that were to be eliminated, lower than planned costs per terminated employee and the utilization of certain facilities originally scheduled for abandonment. In addition, during the quarter ended December 31, 2002, the Company adopted an additional restructuring plan to eliminate an additional four positions as part of its ongoing efforts to better align operating expenses with revenues. Implementation of this plan resulted in restructuring charges to earnings totaling $725,000 for severance and other employee termination benefits.

     The Company has completed the implementation of both restructuring plans. The remaining $513,000 restructuring accrual relates to estimated remaining legal costs or payments to terminated employees who have initiated legal action against the Company. The Company does not expect a resolution in these lawsuits before the fourth quarter of 2004. No amounts were paid during the quarter ended March 31, 2004.

     The following table summarizes the Company’s accrued restructuring costs at March 31, 2004 (in thousands):

	Severance and
	Other
	Employee	Estimated Cost
	Termination	of Excess Office
	Benefits	Space	Total
Restructuring charge at June 30, 2002	$3,151	$720	$3,871
Adjustments to the original plan	(532)	(78)	(610)
Additional restructuring charges	725	—	725
Cash payments during 2002	(2,268)	(564)	(2,832)
Impact of foreign currency exchange rates on translation of accrual	144	75	219

Balance at December 31, 2002	$1,220	$153	$1,373

Adjustments to the original plan	(63)	—	(63)
Cash payments during 2003	(815)	(167)	(982)
Impact of foreign currency exchange rates on translation of accrual	171	14	185

Balance at December 31, 2003	$513	$—	$513

Impact of foreign currency exchange rates on translation of accrual	31	—	31
Balance at March 31, 2004	$544	$—	$544

9. Legal Matters

     On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on the Company’s U.S. Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and seeks an undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On August 29, 2003, the Court ruled that the Company’s patent is not literally infringed and that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company has appealed the Court’s judgment to the Court of Appeals for the Federal Circuit and anticipates a ruling on the appeal in early 2005. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached.

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleges that the Company’s software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 originally set for April 12, 2004 has been continued by the Court to June 16, 2004. The Company believes that it has valid defenses and will continue vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortuous interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations started on October 20, 2003. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission and has yet to rule. The only relief which remains available under the Court’s prior rulings is for an injunction. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations. MicroStrategy also seeks an award of its attorneys’ fees in an undisclosed amount, should they prevail on the injunction claim. The Company does not believe that any attorneys’ fees awarded will be material.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions on December 11, 2003. The complaint alleges that the Crystal Decisions software products, Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorney’s fees. The Company’s investigation of this matter is at a preliminary stage and no discovery has been obtained. The Company intends vigorously to defend this action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations.

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

     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court of Justice claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place in January 2004 to determine whether the injunction should be granted. The hearing was continued, and concluded March 9, 2004. The court has not yet rendered its decision.

     Although Business Objects believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside such an outcome could adversely affect Business Objects’ financial position, liquidity and results of operations.

     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorney’s fees. The Company has answered the suit, denying infringement, and asserting that the patents are invalid, and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the Court. The August 16, 2004 trial date previously set has been vacated by the Court and will probably not be set again until the Court issues its claim construction order. The Company intends vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations.

     The Company is also involved in various other legal proceedings in the ordinary course of business and none is believed to be material to its financial condition and results of operations. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these matters is not determinable, no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.

10. Notes and Escrows Payable and Restricted Cash

     At December 31, 2003, the Company held an aggregate of $9.7 million in notes payable related to its August 2002 purchase of Acta, which are secured by restricted cash. These amounts were originally due in February 2004 subject to indemnification obligations. As Informatica has filed an action for alleged patent infringement against Acta, which is not yet resolved, the amounts held in escrow were not available for release at March 31, 2004. The Company has assessed that one-third of the escrow will be available to former Acta employees to be distributed from escrow during the quarter ended June 30, 2004. Restricted cash also includes $526,000 subject to withdrawal restrictions for bonuses to be paid to Acta employees subject to employment related contingencies, $2.0 million which secures an overdraft credit facility and $7.0 million related to a deposit held to secure the leased space in San Jose, California.

11. Credit Line

     In November 2003, Business Objects executed a line of credit for one year ending November 25, 2004. The line provides up to €60 million which can be drawn in euros, U.S. dollars or Canadian dollars for general working capital requirements. The available amount is reduced by the aggregate of all outstanding drawings against the line of credit. Drawings are limited to advances in duration of ten days to twelve months and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole-number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. The line is subject to a commitment fee on the available funds, payable on the first day of each quarter. The terms of the agreement do not allow for the prepayment of any drawings without the prior approval of the bank. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. No drawings were made by the Company at March 31, 2004 or at December 31, 2003. The agreement restricts certain of the Company’s activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

12. Accounting for and Disclosure of Guarantees

     Guarantor’s Accounting for Guarantees. The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company, and (iii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement.

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2004 and December 31, 2003.

     The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the product is sold. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims. Due to extensive product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.

     Environmental Liabilities. The Company only engages in the development, marketing and distribution of software, and it has never had any environment related claim. Therefore, the likelihood of incurring a loss related to these environmental indemnifications is remote and thus the Company is unable to reasonably estimate the amount. As a result, the Company has not recorded a related liability in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. During the quarter ended March 31, 2004, the Company recorded approximately $200,000 accrual and related expense for dilapidation costs to return a leased property to its original state. This liability was not related to the acquisition and accordingly is recorded as other current liabilities and a charge to general and administrative expense. Aside from this amount, the fair value of these obligations is not material at March 31, 2004.

13. Income Taxes

     The Company is subject to income taxes in numerous jurisdictions and the use of estimates is required in determining the Company’s provision for income taxes. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. Due to the Company’s size it contemplates it will regularly be audited by tax authorities in most jurisdictions.

     The Company’s effective tax rate was 38% for the quarter ended March 31, 2004 and 2003. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the Notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements include, but are not limited to, statements concerning risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Factors Affecting Future Operating Results” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

     Business Objects is a leading worldwide provider of Business Intelligence solutions. We develop, market and distribute software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise. This allows organizations to make better, more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries or reports, access catalogs of reports and do simple or complex analysis of the data. Users generally interact with data using business representations of information, or “business objects,” with which they are familiar. We have one reportable segment – Business Intelligence software products.

Key Performance Indicators

	For the three months ended
	March 31,
	2004	2003
Revenues	$217.2	$118.5
Revenue growth (compared to prior year comparative quarter)	83%	10%
Income from operations	$9.3	$10.5
Income from operations as a percentage of total revenues	4%	9%
Diluted net income per ordinary share and ADS	$0.04	$0.14

     On December 11, 2003, we acquired Crystal Decisions for its complementary geographical strengths, products, services and solutions that allow us to provide a more complete suite of Business Intelligence products to a broader range of business users. The Crystal Decisions Acquisition did not result in any new reportable segments, nor do we track the business operations from legacy Crystal Decisions. The first quarter of 2004 included a complete quarter of revenues and expenses of Crystal Decisions, and as a result our historical results are not expected to be indicative of our future results. In addition, we will incur certain acquisition related charges in the future, the magnitude of which we have not experienced in the past. The following table shows the estimated 2004 to 2008 acquisition related expenses resulting from the Crystal Decisions Acquisition.

	(in millions)
	Estimated
	2004	2005	2006	2007	2008
Amortization of developed technology	18.5	18.5	18.5	18.5	17.6
Amortization of other intangible assets, including maintenance and support contracts	10.0	10.0	10.0	10.0	9.5
Amortization of deferred compensation	7.5	6.2	3.8	0.9	—
Restructuring expenses	3.3	—	—	—	—
Other charges to exit duplicative facilities	2.2	—	—	—	—

Total	$41.5	$34.7	$32.3	$29.4	$27.1

     During the quarter ended March 31, 2004, we expensed $5.2 million of amortization of developed technology, $2.6 million of amortization of other intangible assets and $2.1 million of amortization of stock-based compensation. At March 31, 2004, we had not completed the exit of any former Business Objects facilities and thus had not incurred any additional restructuring charges. These charges are expected to be incurred during the remainder of 2004.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

     The translated U.S. dollar value of our revenues and expenses are impacted by changes in foreign currency exchange rates because we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro, British pound sterling and Japanese yen. As a result of the Crystal Decisions Acquisition, we incur a significant portion of our expenses in the Canadian dollar.

     The impact of fluctuations in foreign currency exchange rates on our net operating income has been mitigated by the fact that the level of our foreign currency denominated expenses has tended to be largely offset by the level of our foreign currency denominated revenues. Because non-U.S. denominated revenues and expenses were approximately equal, this exchange rate impact on income from operations was a decrease of $784,000. This decrease represents the decrease in income from operations assuming income from operations for the first quarter of 2004 were measured at the same rates applicable for the first quarter of 2003. This net decrease was comprised of: a $16.9 million increase in total revenues offset by a $3.8 million increase in cost of revenues and a $13.9 million increase in operating expenses.

     Our operating results may be adversely impacted by foreign currency exchange rate fluctuations in the future. In addition, our results of operations can be impacted by the effect of currency exchange rate fluctuations where assets or liabilities, such as inter-company loans, are held in any of our subsidiaries’ currencies other than their local statutory reporting currency. At March 31, 2004, significant inter-company loans existed due to currency transfers between consolidated entities associated with the Crystal Decisions Acquisition. During the quarter ended March 31, 2004, a net foreign currency loss of $6.8 million was recorded. A significant portion of this net foreign currency loss relates to “mark to market” currency losses related to inter-company loans that occurred as part of the Crystal Decisions Acquisition and integration process.

     In order to mitigate the risk of these currency losses occurring in the future, subsequent to the quarter ended March 31, 2004, the Company entered into forward exchange contracts for the purchase of U.S. dollars, Canadian dollars and pounds in exchange for euros at a future date. This future date coincides with the expiration of the inter-company loans between two of our subsidiaries. We believe we have contained the majority of the exposure related to our most material inter-company loans using this strategy. In order to facilitate this strategy, we entered into a pledge and security agreement on April 28, 2004 with a bank who will provide foreign exchange services to us and our subsidiaries.

     As of March 31, 2004, we held forward exchange contracts in the nominal amount of $86.7 million to mitigate some of our exposure to the risk of changes in foreign currency exchange rates between the U.S. and Canadian dollar. Subsequent to the quarter ended March 31, 2004, we entered into an additional $32 million of forward exchange contracts. We cannot predict the effect of exchange rate fluctuations upon our future results. Although we may hedge our foreign exchange risk in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition or cash flows will not be adversely affected by exchange rate fluctuations.

Results of Operations

     The following table shows each line item on our condensed consolidated statements of income as a percent of total revenues:

	Three Months
	Ended March 31,
	2004	2003
Total revenues	100%	100%

Cost of net license fees	4%	1%
Cost of services	19%	17%

Total cost of services	23%	18%
Gross margin	77%	82%
Operating expenses:
Sales and marketing	45%	48%
Research and development	18%	19%
General and administrative	10%	6%

Total operating expenses	73%	73%

Income from operations (operating margin)	4%	9%
Interest and other income (expense), net	(2)%	3%

Income before provision for income taxes	2%	12%

Provision for income taxes	(1)%	(5)%

Net income	1%	7%

Amortization of developed technology include in cost of net license fees	2%	—%
Amortization of customer support contracts include in cost of services revenues	1%	—%

Revenues

	Three Months	Percentage	Three Months	Percentage
	Ended March 31,	of Total	Ended March 31,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Net license fees:
Business Intelligence Platform	$102.1	47%	$47.6	40%
Enterprise Analytic Applications	8.1	4%	7.1	6%
Data Integration	4.3	2%	1.5	1%

Total net license fees	114.5	53%	56.2	47%
Service revenues:
Software license updates and support	73.8	34%	46.0	39%
Professional services and other	28.9	13%	16.3	14%

Total service revenues	102.7	47%	62.3	53%

Total revenues	$217.2	100%	$118.5	100%

     Net License Fees. Net license fees increased by $58.3 million, or 104%, in the first quarter of 2004 from the first quarter of 2003. On a constant currency basis net license fees increased 88% year-over-year. Revenues from our Business Intelligence platform products, which include all current versions of Crystal Decisions product suites in 2004, increased by 114% year-over-year. This increase was attributable to the addition of the Crystal Decisions product suite, and to increased sales of our Enterprise 6 product, which was released in the second quarter of 2003. The increase was to a lesser extent the result of an increase of 176% in Data Integration license revenues.

     We generate net license fees from the sale of licenses to use our software products. We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our net license fees through our direct sales force. The acquisition of Crystal Decisions strengthened our strong base of channel partner relationships, including original equipment manufacturers, value added resellers, system integrators and independent distributors. Net license fees from channel partners comprised 38% of total net license fees in the first quarter of 2004 compared to 41% in the first quarter of 2003. Net license fees from indirect channels increased by $20.0 million to $43.1 million for the first quarter of 2004 from $21.8 million for the first quarter of 2003. The percentage of our net license fees can fluctuate between periods, as this revenue channel is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or channel partner represented more than 10% of total revenues during the periods presented.

     Service Revenues. Service revenues increased by $40.4 million, or 65%, in the first quarter of 2004 from the first quarter of 2003, which was comprised of a 60% increase in maintenance and support revenues and a 77% increase in professional services revenues including consulting and training. The increases in maintenance and support revenues in the first quarter of 2004 were primarily attributable to our acquisition of Crystal Decisions and, and to a lesser extent year-over-year growth in sales to our installed customer base. The increases in consulting and training services revenue in the first quarter of 2004 were principally due to our acquisition of Crystal Decisions, plus increased uptake in our on-line and on-site training services.

     As a percentage of total revenues, services revenues have decreased to 47% of total revenues for the first quarter of 2004 from 53% for the first quarter of 2003, while net license fees increased from 47% to 53% of total revenues. This change is primarily attributable to the proportion of Crystal Decisions total revenues which were historically split between license and services revenues at the ratio of 60-65% for net license fees and 35-40% for services revenues.

     Geographic Revenues Mix

     The following shows the geographic mix of our total revenues:

	Three Months	Percentage	Three Months	Percentage
	Ended March 31,	of Total	Ended March 31,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Europe	$96.4	44%	$57.2	48%
Americas	104.1	48%	52.5	44%
Asia Pacific and Japan	16.7	8%	8.8	8%

Total revenues	$217.2	100%	$118.5	100%

     European revenues increased 68% in the first quarter of 2004 over the first quarter of 2003 (year-over-year), decreasing as a percentage of total revenues in the first quarter of 2004 to 44% from 48% in the first quarter of 2003. Americas revenues increased 99% year-over-year increasing as a percentage of total revenues in the first quarter of 2004 to 48% from 44% in the first quarter of 2003. The mix shift from 44% Americas / 48% Europe to 48% Americas / 44% Europe is primarily due to the former Crystal Decisions earning a greater proportion of revenues from the Americas, with the region historically representing approximately 70% of total revenues for Crystal Decisions The percentage of total revenues for Asia Pacific and Japan remained constant at 8% of total revenues, with revenues from Japan and Asia Pacific increasing by 20% and 203%, respectively, year-over-year. While smaller than our sales in Europe and the Americas our revenues in Asia Pacific and Japan regions have continued to increase significantly as we continue to penetrate this market. License revenue in the Americas increased by 135% year-over-year, with European revenues increasing by 75% year-over-year primarily due to the acquisition of Crystal Decisions.

Cost of Revenues

	Three Months	Percentage	Three Months	Percentage
	Ended March 31,	of Related	Ended March 31,	of Related
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Cost of revenues:
Net license fees	$7.7	7%	$0.9	2%
Services	41.6	41%	20.0	32%

Total cost of revenues	$49.3	23%	$20.9	18%

     Cost of revenues as a percentage of total revenues increased to 23% in the first quarter of 2004 from 18% in the first quarter of 2003. Two-thirds of this five percent increase was attributable to the amortization of intangible assets including developed technology and maintenance and support contracts acquired in the Crystal Decisions Acquisition. The additional increase was the result of the addition of Crystal Decisions costs associated with the previous Crystal Decisions revenues which had lower margins than historically obtained by Business Objects.

     Cost of net license fees. Gross margins on net license fees were 93% for the first quarter of 2004 compared to 98% for the first quarter of 2003. Cost of net license fees increased $6.8 million, or 5%, of net license fees in the first quarter of 2004, primarily due to $4.7 million in amortization of developed technology acquired through the acquisition of Crystal Decisions in December 2003. The remaining increase is the result of the costs associated with selling license fees and additional costs related to the release of version 10 of the Crystal Decisions product in January 2004.

     Cost of services revenues. Cost of services revenues consisted largely of compensation and benefits for technical support, consulting and training personnel. Cost of service revenues increased $21.6 million, or 108%, to 41% of service revenues in the first quarter of 2004 from 32% in the first quarter of 2003. Approximately 10% of this increase relates to $2.2 million of amortization of maintenance and support contracts acquired through the acquisition of Crystal Decisions. In addition, as a result of the application of purchase accounting, we were unable to recognize approximately $12.6 million of deferred revenues in the first quarter of 2004. The $12.6 million represents a portion of the total deferred revenues that were recorded on Crystal Decisions’ balance sheet on the date of acquisition. As there are related costs to performing the services associated with the deferred revenue, costs of services revenues as a percentage of services revenues have increased as anticipated. The majority of the increase was the result of increased headcount costs. Maintenance and services headcount grew to 975 employees at March 31, 2004 from 489 employees at March 31, 2003, primarily due to the addition of Crystal Decisions employees.

     Gross margin on services revenues were 59% for the first quarter of 2004 compared to 68% for the first quarter of 2003. The decrease in gross margin is primarily due to the accounting loss of the aforementioned $12.6 million of customer support revenues, additional outsourcing which is generally more costly than the use of internal employees, and to a lesser extent, to an increase in the level of amortization expense due to the acquisition of Crystal Decisions.

OPERATING EXPENSES

	Three Months	Percentage	Three Months	Percentage
	Ended March 31,	of Total	Ended March 31,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Sales and marketing	$97.2	45%	$56.4	48%
Research and development	$39.7	18%	$22.6	19%
General and administrative	$21.7	10%	$8.2	6%

Total operating expenses	$158.6	73%	$87.2	73%

     For the quarter ended March 31, 2004, total operating expenses included $1.8 million of the $2.1 million of amortization of unearned stock-based compensation cost related to the assumption of options on the acquisition of Crystal Decisions. The total expense represents the realization of the benefit by the employee on vesting of a portion of these stock options, and is expensed by operating expense line associated with the employee department. There was no comparable expense during the first quarter of 2003. Even including the charges, total operating expenses remained constant at 73% of total revenues.

Sales and Marketing Expenses

     Sales and marketing expenses increased by $40.8 million, or 72%, in the first quarter of 2004 from the first quarter of 2003. The increase in absolute dollars was primarily due to increased employee expenses, including commissions, resulting from the acquisition of Crystal Decisions and the addition of approximately 650 sales and marketing employees. This represents an approximate 50% increase in total sales and marketing headcount. Sales and marketing expenses decreased by 3% of revenues due to a overall change in commission structure and a lower average cost structure per employee. Sales and marketing expenses also increased in conjunction with the 2004 sales kickoff and the costs associated with marketing and advertising of the acquisition of Crystal Decisions and our integrated product road map, which took place in January 2004, with no comparable prior expense in the first quarter. In addition, approximately $7.4 million of this increase resulted from unfavorable foreign exchange movements if the first quarter of 2004 expense had been calculated at exchange rates for the first quarter of 2003.

Research and Development Expenses

     Research and development expense increased by $17.1 million, or 76%, and decreased by 1% of total revenues. The increase in absolute dollars was the result of ongoing research and development for both product groups and new costs associated with developing our integrated product suite, including increased headcount. Approximately $4.8 million of this increase resulted from unfavorable foreign exchange movements on this expense for the first quarter of 2004 compared to the first quarter of 2003. The decrease as a percentage of total revenues reflects higher research and development costs incurred in the first quarter of 2003 associated with the integration of Acta’s product lines. As we continue to invest in our integrated product suite, we expect research and development costs to increase in absolute dollars and fluctuate as a percentage of total revenues in future periods.

General and Administrative Expenses

     General and administrative expense increased by $13.5 million, or 165%, and increased by 4% as a percentage of total revenues in the first quarter of 2004 compared to the first quarter of 2003. This increase resulted from increased employee related costs, integration expenses, professional fees related to information technology, consulting and the defense of legal proceedings, and an increase in bad debt expense for accounts receivable identified as doubtful of approximately $2.0 million, all primarily associated with our acquisition of Crystal Decisions. General and administrative expense includes amortization expense related to trade names acquired in the Crystal Decisions Acquisition. Amortization is expected to be approximately $310,000 for each quarter over the next five years, subject to foreign currency fluctuations.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net were comprised of the following:

	For the three months ended
	March 31,
	2004	2003
	(in millions)
Net interest income	$0.9	$1.8
Patent infringement settlement income	1.8	1.8
Net foreign exchange gains (losses)	(6.8)	0.1

Interest and other income, net	$(4.1)	$3.7

     Interest and other income (expense), net represented (2%) of total revenues in the first quarter of 2004 and 3% in the first quarter of 2003. Net interest income decreased during the quarter ended March 31, 2004 compared to the same period in 2003, as the average balance of invested cash and short-term investments for the first quarter of 2004 was on average lower than the average balance in the first quarter of 2003. The patent infringement settlement income results from payments received on the settlement of our patent infringement lawsuit against Cognos for Cognos’ future use of our patented technology under U.S. Patent No. 5,555,403. The payment terms included the payment of $1.8 million each quarter commencing in the quarter ended September 30, 2002 up to and including the quarter ended June 30, 2004.

     The net foreign exchange loss for the first quarter of 2004 represented non-operating net currency exchange losses which were primarily caused by the effect of a stronger U.S. dollar on our euro-denominated intercompany U.S. dollar loans, which occurred as part of the Crystal Decisions Acquisition and integration process. These intercompany loans and the interest thereon is eliminated on consolidation, however, we incurred a “mark to market” loss on the translation of these loans from U.S. dollars to euros on the euro-denominated statutory books. These currency translation losses are recorded in other income (expense).

Income Taxes

     Our effective tax rate was 38% for the first quarters of 2004 and 2003. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

     The following table shows our cash flow and changes in cash, cash equivalents and short-term investments:

	For the three months ended
	March 31,
	2004	2003
	(in millions)
Cash flow provided by (used in) operations	$(2.4)	$39.3
Cash flow provided by (used in) investing activities	(7.7)	7.8
Cash flow provided by financing activities	13.9	3.9
Effects of changes in foreign currency exchange rates on cash and equivalents	6.7	5.7
Increase (decrease) in short-term investments	—	(8.7)

Net increase (decrease) in cash, cash equivalents and short-term investments	$10.5	$47.9

     Operating Activities. Our principal source of liquidity has been our operating cash flow and funds provided by stock option exercises. During the quarter ended March 31, 2004 we used greater cash resources than we generated. The decrease in cash provided by operations was attributable to: cash payments of restructuring charges; a net decrease of $24.4 million in accrued payroll and related expenses which included severance payments to former Crystal Decisions employees, offset by normal course accruals; and slower collection of accounts receivable which is reflected in the increase in days sales outstanding from 53 days at March 31, 2003 to 75 days at March 31, 2004, and resulted in $24.5 million less cash from operations in the first quarter of 2004 compared to 2003. These uses of cash were offset by cash received from deferred revenues, which will be recognized over the next year.

     Investing Activities. The decrease in net cash provided by investing activities resulted from $7.7 million of capital purchases in the first quarter of 2004 and the absence of any sales of short-term investments, which were $9.4 million during the quarter ended March 31, 2003. Capital expenditures for the first quarter of 2004 included costs related to the continued implementation of financial systems and information technology infrastructures.

     Financing Activities. The increase in net cash provided by financing activities was attributable to cash received of $13.9 million from the issuance of ordinary shares or ADSs under our stock option and employee stock option plans. Exercises by former Crystal Decisions’ optionees, including certain former executive officers, account for the majority of the increase in activity. We cannot predict when our employees will exercise their stock options and as such, this source of cash is expected to vary.

     Cash, cash equivalents and short-term investments totaled $245.9 million at March 31, 2004, an increase of $10.5 million from December 31, 2003. On December 11, 2003, we completed the acquisition of Crystal Decisions and paid as partial consideration approximately $307.6 million in cash. At March 31, 2004, approximately 42% of our cash and cash equivalents were denominated in currencies other than the U.S. dollar.

Future Liquidity Requirements

     Changes in the demand for our products and services could impact our operating cash flow. However, based on our forecasts, we believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements (for working capital, capital expenditures and lease commitments) for the foreseeable future. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances which we believe would be available on reasonable terms. In order to provide flexibility to obtain cash availability on a short-term basis, we obtained a €60 million line of credit in the fourth quarter of 2003 which can be drawn in euros, U.S. dollars or Canadian dollars to support our cash management practices. At March 31, 2004 and December 31, 2003, no amount was outstanding under this line of credit.

     On April 28, 2004, we entered into a Pledge and Security Agreement pursuant to which a bank will provide foreign exchange services to us. In order to secure this agreement we are required to maintain at least $33.3 million with the bank as collateral, which is to be held in a money market fund. This agreement grants the bank a security interest in the collateral as security for the prompt performance of all obligations with respect to, or arising out of, the foreign exchange agreements.

     Our contractual obligations have not changed materially from those presented at December 31, 2003.

Guarantees

     From time to time, we enter into certain types of contracts that require us to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us; and (iii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement.

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of March 31, 2004 or at December 31, 2003. Additionally, we warrant that our software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the software is sold. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified warranty issues based on historical activity. To date we have had no material warranty claims. Due to extensive product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, we have not recorded a warranty accrual to date.

     Environmental Liabilities. We only engage in the development, marketing and distribution of software, and we have never had any environment related claim. Therefore, the likelihood of incurring a loss related to these environmental indemnifications is remote and thus we are unable to reasonably estimate the amount. As a result, we have not recorded a related liability in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

     Other Liabilities and Other Claims. We are responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, we measured the fair value of these obligations at period end. We recorded approximately $200,000 of expenses related to one lease which we expect to vacate in the second quarter of 2004. No other amounts were determined to be material at March 31, 2004 and at December 31, 2003.

ACQUISITIONS and Restructuring Charges

Crystal Decisions Acquisition

     Transaction. The total purchase price of $1.229 billion consisted of $307.6 million in cash, $768.6 million in newly issued shares, $139.1 million in stock options assumed and $13.9 million in estimated direct transaction costs. The total purchase price was allocated to the following fair values of Crystal Decisions’ assets and liabilities as of December 11, 2003 (in millions):

Net tangible assets acquired	$60.8
Amortizable intangible assets acquired	142.7
Deferred compensation on unvested stock options	19.8
In-process research and development	28.0
Goodwill	978.0

Total purchase price	$1,229.3

     During the quarter ended March 31, 2004, an adjustment was made to the net tangible assets acquired to reflect an under accrual of commissions due at the date of purchase. This adjustment of $346,000 resulted in a decrease to net tangible assets acquired and an increase to goodwill. The purchase price allocation is preliminary and the final amounts of net tangible assets and estimated transaction costs may change based on new information during the purchase price allocation period.

     Restructuring. Prior to the Crystal Decisions Acquisition, we began to assess and formulate a plan to restructure the combined company’s operations to eliminate duplicative activities, focus on strategic products and reduce the company’s cost structure. Our board of directors approved and committed to the plan shortly after the completion of the acquisition. The restructuring charge is discussed in detail in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

     The restructuring accruals were based on our best estimates. However, if actual amounts paid for Crystal Decisions restructuring activities differ from those we estimated, the purchase price allocation may be adjusted in future periods. If actual amounts paid for the restructuring related to the pre-acquisition Business Objects organization differ from those we estimated, our liability would be adjusted as an increase or decrease to expense in the period that we change the estimate.

     Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition

     In December 2003, we accrued severance and other related benefits in connection with the involuntary termination of 194 Crystal Decisions employees and other restructuring costs in connection with the abandonment of facilities. Qualifying restructuring costs related to Crystal Decisions were accounted for in the purchase price allocation. During the first quarter of 2004, we paid $4.7 million in severance and other related benefits to 65 employees, and $222,000 in net minimum lease payment and settlement costs related to properties vacated. We expect to pay the remaining liability during 2004 as employees are terminated and facilities are vacated. The balance of accrued restructuring charges related to Crystal Decisions was as follows at March 31, 2004 (in millions):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total
Restructuring charge at December 2003	$10.8	$2.7	$13.5
Cash payments during 2003	(1.1)	—	(1.1)

Balance at December 31, 2003	$9.7	$2.7	$12.4

Net cash payments during first quarter of 2004	(4.7)	(0.2)	(4.9)
Impact of foreign currency exchange rates on translation of accrual	(0.5)	0.0	(0.5)

Balance at March 31, 2004	$4.5	$2.5	$7.0

Restructuring Costs Expensed Under FAS 146

     As a result of the acquisition of Crystal Decisions, we accrued approximately $7.8 million to expense related to restructuring costs for severance and other related benefits for 159 Business Objects employees across all functions worldwide. During the first quarter of 2004, the accrual was reduced by $2.9 million in cash payments related to the termination of 52 of these employees. We anticipate approximately $5.5 million of additional costs related to the exit of Business Object facilities that we occupied prior to the Crystal Decisions Acquisition. As these leased facilities have not as yet been exited, the restructuring or other expense related to these events has not been recorded in accordance with FAS 146, “Cost Associated with Exit or Disposal Activities”. We expect these costs to be incurred during 2004.

     The balance of accrued restructuring associated with Business Objects employees prior to the Crystal Decisions Acquisition was as follows at March 31, 2004 (in millions):

Employee
Severance and
Other Related
Benefits
Restructuring costs	$7.8
Less: non-cash stock based compensation expense	(0.3)
Impact of foreign currency exchange rates on translation of accrual	0.3

Balance of December 31, 2003	$7.8

Net cash payments during first quarter 2004	(2.9)
Impact of foreign currency exchange rates on translation of accrual	0.1

Balance at March 31, 2004	$5.0

Acquisition of Acta Technology, Inc. (“Acta”)

     Transaction. On August 23, 2002, we acquired Acta, a privately held data integration software vendor. The acquisition provided us with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications. The purchase price of $65.5 million in cash was allocated to the following fair values of Acta’s net tangible and intangible assets as of the date of the acquisition (in millions):

Net tangible assets acquired	$(5.3)
In-process research and development	2.0
Other intangible assets	7.2
Goodwill	61.6

Total purchase price	$65.5

     Restructuring. Immediately prior to our acquisition of Acta, Acta’s management initiated and approved plans to restructure Acta’s operations. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with existing general economic conditions. Acta capitalized approximately $13.5 million of restructuring costs which were recorded as liabilities as part of the purchase price allocation. The restructuring liability consisted primarily of severance and other employee benefits and the costs of vacating duplicate facilities.

     During 2003 the lease for Acta’s Mountain View, California facility was terminated through an action to take the property by eminent domain by the Santa Clara Valley Transportation Authority. Upon termination of the lease, the remaining $2.7 million accrual related to this facility was reversed as an adjustment to goodwill. The balance of the accrued restructuring charges was capitalized as a cost of acquisition and was as follows to March 31, 2004 was (in millions):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	other related	of Property and
	benefits	Equipment	Total
Restructuring charge at August 2002	$4.4	$9.1	$13.5
Cash payments during 2002	(4.4)	(1.1)	(5.5)

Non-cash charges	—	(1.2)	(1.2)

Balance at December 31, 2002	$—	$6.8	$6.8
Net cash payments during 2003	—	(3.4)	(3.4)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2.7)	(2.7)

Balance at December 31, 2003	$—	$0.7	$0.7

Cash payments during first quarter of 2004	—	(0.1)	(0.1)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at March 31, 2004	$—	$0.6	$0.6

     The remaining accrual of $0.6 million at March 31, 2004 represents estimated future minimum lease payments for Acta’s U.K. facility, which includes payments until 2005.

Other Restructuring Costs

In 2002, we implemented a restructuring plan to eliminate approximately 50 positions in our European field operations to better align the revenue and cost structure in Europe in response to the region’s overall weak IT spending environment. In addition, we eliminated excess office space in France, Italy, Spain and Switzerland. The total expense related to the involuntary termination of employees and the exit of facilities was $3.9 million. The remaining $0.5 million accrual as of March 31, 2004 represented estimated remaining legal costs or payments to terminated employees who have initiated legal action against us. There have been no changes in this balance since December 31, 2003.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements at March 31, 2004 or December 31, 2003.

Recent Pronouncements

     See Note 1 in Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

     We believe there have been no significant changes in our critical accounting policies during the quarter ended March 31, 2004 to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Factors Affecting Future Operating Results

   Risks Related to the Crystal Decisions Acquisition

We may not realize the benefits that we anticipate from the Crystal Decisions Acquisition within the time periods that we expect, or at all, because of integration and other challenges.

     On December 11, 2003, we acquired Crystal Decisions for total consideration of $307.6 million in cash and approximately 23.3 million of our ADSs. If we fail to successfully integrate Crystal Decisions into our operations or fail to realize any of the anticipated benefits of the acquisition, our business and results of operations severely could be harmed. Realizing the benefits of the acquisition will depend in part on the integration of our operations, people and technology. This integration effort is a complex, time-consuming and expensive process that could significantly disrupt our business. We may be unable to integrate the two companies successfully in a timely manner, if at all.

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

     To market our products effectively, we are training our sales and marketing employees, who have historically marketed either Business Objects’ or Crystal Decisions’ products and services, to market our combined product and service offerings. While we are devoting significant efforts to training our employees to market our combined products, we cannot be sure that these efforts will be successful. If we do not successfully integrate and train our sales and marketing force, our ability to market our products and services and our revenues could suffer.

     The challenges involved in this integration effort also include the following:

•	demonstrating to our customers that the acquisition will not result in adverse changes in our client service standards or business focus;

•	preserving distribution, marketing or other important relationships of both companies and resolving potential conflicts that may arise;

•	coordinating and rationalizing research and development efforts to integrate our overlapping products and technologies successfully;

•	integrating the research and development teams, which is made more difficult because they are located in disparate geographies;

•	aligning the business cultures of the two companies while maintaining employee morale and retaining key employees;

•	dedicating significant management attention and financial resources needed to integrate the two companies without harming existing businesses;

•	consolidating and rationalizing information technology, enterprise resource planning and administrative infrastructures while avoiding significant errors, delays or other breakdowns in our business processes such as order processing or technical support; and

•	managing a more complex corporate structure which requires additional resources for such responsibilities as tax planning, foreign currency management, financial reporting and risk management.

The market price of our shares may decline as a result of the Crystal Decisions Acquisition.

A number of factors could cause the market price of our shares to decline as a result of the Crystal Decisions Acquisition, including if:

•	our integration effort is not completed in a timely and efficient manner;

•	our assumptions about the business model and operations of Crystal Decisions were incorrect, or its role in our business does not develop as we planned;

•	the effect of the Crystal Decisions Acquisition on our financial results is not consistent with the expectations of financial or industry analysts; or

•	shareholders that hold relatively large interests in our company decide to dispose of their shares because the results of the Crystal Decisions Acquisition are not consistent with their expectations.

Charges to earnings resulting from the Crystal Decisions Acquisition may adversely affect the market value of our shares.

     In accordance with U.S. GAAP, we have accounted for the Crystal Decisions Acquisition using the purchase method of accounting. The impact of one-time and future charges associated with this acquisition, including any charges for impairment of goodwill, could have a material adverse effect on the market value of our shares. Under purchase accounting, we recorded as the cost of the transaction the market value of the acquisition consideration and the amount of direct transaction costs. We have allocated the cost of the transaction to our net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development, based on their fair values as of the date of completion of the transaction, and recorded the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development was expensed in the quarter ended December 31, 2003. We expect to incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition, which will reduce our operating results through 2008. In addition, we recorded goodwill of $978 million in connection with the Crystal Decisions Acquisition. If this goodwill, other intangible assets with indefinite lives or other assets acquired in the Crystal Decisions Acquisition become impaired, we may be required to incur material charges relating to the impairment of those assets. Any significant impairment charges will have a negative effect on our operating results and could reduce the market price of our shares.

     In addition, we expect to incur restructuring expenses and other charges to exit duplicative facilities during 2004, which we currently estimate to be approximately $5.5 million. We cannot be sure that these expenses and charges will not be higher than we currently anticipate. Our results of operations could be adversely affected by these and any additional restructuring or operating expenses and charges.

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

     Historically, both our quarterly operating results and Crystal Decisions’ quarterly operating results have varied substantially from quarter to quarter, and we anticipate that this will continue as we operate as a combined company. The fluctuation occurred principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we expect to receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until the fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchasing decisions in anticipation of our new pricing structure and integrated product line, which reflects both Business Objects and Crystal Decisions products, other new products, product enhancements or platforms or in response to announced pricing changes by us or our competitors;

•	we expect our revenues may vary based on the mix of products and services of, and the amount of consulting services, our customers orders;

•	we partly depend on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we expect our revenues to be sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise.

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

     While we were profitable in our most recent quarter, our ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are insufficient for us to sustain profitability.

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

     If one or more of our competitors were to acquire, merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in October 2003, Hyperion acquired Brio Software. Furthermore, companies larger than ours could enter the market through internal expansion or by strategically aligning themselves with one of our competitors and providing products that cost less than our products. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, resellers, original equipment manufacturers or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products.

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

     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleges that MicroStrategy infringes on our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling its product currently known as MicroStrategy Version 7.0. Our complaint requests that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We have appealed the Court’s judgment to the Court of Appeals for the Federal Circuit and anticipate a ruling on the appeal in early 2005. We cannot reasonably estimate at this time whether a monetary settlement will be reached.

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleges that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 originally set for April 12, 2004 has been continued by the Court to June 16, 2004. We believe we have valid defenses and will continue vigorously to defend the action. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. The outcome of this matter and amount of related claims are not determinable at this time.

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

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleges that the Crystal Decisions software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. Our investigation of this matter is at a preliminary stage and no discovery has been obtained. We intend vigorously to defend this action. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

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

     On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s U.S. Patents Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the

Court. The August 16, 2004 trail date previously set has been vacated by the Court and will probably not be set again until the Court issues its claim construction order. We intend to vigorously defend the action. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

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

     We are involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. For example, we are currently involved in a patent infringement action against MicroStrategy.

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

     Although no one of our resellers currently accounts for a material percentage of our total revenues, if one or more of our other large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors, such as Ingram Micro, Inc., that formerly purchased products from Crystal Decisions were to materially reduce their purchases from us. Business Objects had no customers who accounted for 10% or more of our sales in the first quarters of 2004 or 2003.

     Our distributors and other resellers generally carry and sell product lines that are competitive with ours. Because distributors and other resellers generally are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. We rely on our distributors and other resellers to sell our products, report the results of these sales to us and to provide services to certain of the end user customers of our products. If the distributors and other resellers do not sell our products, report sales accurately and in a timely manner and adequately service those end user customers, our revenues and the adoption rates of our products could be harmed.

We may pursue strategic acquisitions and investments that could have an adverse effect on our business if they are unsuccessful.

     As part of our business strategy, we have acquired companies, technologies and product lines in the past to complement our internally developed products. We expect that we will have a similar business strategy going forward. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies and product lines into our organization. If our integration of future acquisitions is unsuccessful, our business will suffer.

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

     We may experience substantial foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. We generate expenses in the Canadian dollar that are substantially larger than our Canadian dollar revenues, and we generate a substantial portion of our revenues and expenses in currencies other than the U.S. dollar. We have partially hedged these exposures as of March 31, 2004 with the use of Canadian dollar forward contracts in the nominal amount of $86.7 million. In addition, we have balance sheet items such as inter-company obligations outstanding between our parent and subsidiary companies that are, in some cases, held in currencies different than the currency in which they report their results. During the quarter ended March 31, 2004, a significant portion of the $6.8 million net foreign exchange loss resulted from “mark to market” currency losses on these intercompany loans. Subsequent to March 31, 2004, we entered into forward contracts to hedge various currencies against the euro to mitigate this risk. Failure to hedge successfully or otherwise manage foreign currency risks properly could adversely affect our operating results.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

     A number of factors, including natural disasters, computer viruses or failure to successfully evolve operational systems to meet evolving business conditions, could disrupt our business, which could seriously harm our revenues or financial condition and increase our costs and expenses. For example, some of our offices are located in potential earthquake or flood zones that could subject these offices, product development facilities and associated computer systems to disruption.

     We currently have proprietary applications running key pieces of our manufacturing systems. These technologies were developed internally and we have only a small number of people that know and understand them. Should we lose those individuals before these systems can be replaced with non-proprietary solutions, we may experience business disruption resulting from an inability to manufacture and ship product.

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

The SEC has contacted us regarding an informal inquiry.

     The Securities and Exchange Commission has initiated an informal inquiry which we believe relates to our practices with respect to backlog. We are cooperating fully with the Securities and Exchange Commission. While we believe our practices are proper and in accordance with generally accepted accounting principles in the United States, we can give no assurance as to the outcome of this inquiry.

   Risks Related to Ownership of Our Ordinary Shares or ADSs

New SAC and certain of its affiliates own a substantial percentage of our shares and their interests could conflict with those of our other shareholders. In addition, if New SAC and these other parties were to sell significant amounts of these shares in the future it could adversely affect the market price of our shares.

     New SAC and certain of its affiliates own a significant percentage of our company as a result of the Crystal Decisions Acquisition, and their interests could conflict with those of our other shareholders. As a result of Crystal Decisions Acquisition, New SAC and certain of its affiliates beneficially owned approximately 24% of our shares as of March 31, 2004. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by New SAC and these other parties, or the prospect of these sales, could adversely affect the market price of our shares.

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

     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a court-appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,190,002 ordinary shares based on our share capital as of March 31, 2004. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,783,698 ordinary shares based on our company’s voting rights as of March 31, 2004, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

Interests of our shareholders will be diluted if they are not able to exercise preferential subscription rights for our shares.

     Under French law, shareholders have preferential subscription rights (droits preferentiels de souscription) to subscribe for cash for issuances of new shares or other securities giving preferential subscription rights, directly or indirectly, to acquire additional shares on a pro rata basis. Shareholders may waive their rights specifically in respect of any offering, either individually or collectively, at an extraordinary general meeting. Preferential subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offering of shares and may be quoted on the exchange for such securities in Paris. Holders of our ADSs may not be able to exercise preferred subscription rights for these shares unless a registration statement under the Securities Act is effective with respect to such rights or an exemption from the registration requirements is available.

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

     It may be more difficult for holders of our ADSs to exercise their rights as shareholders than it would be if they directly held our ordinary shares. For example, if we offer new ordinary shares and a holder of our ADSs has the right to subscribe for a portion of them, the depositary is allowed, in its own discretion, to sell for such ADS holder’s benefit that right to subscribe for new ordinary shares of our company instead of making it available to such holder. Also, to exercise their voting rights, holders of our ADSs must instruct the depositary how to vote their shares. Because of this extra procedural step involving the depositary, the process for exercising voting rights will take longer for a holder of our ADSs than it would for holders of our ordinary shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2003. We believe there have been no significant changes in our market risk during the quarter ended March 31, 2004 as compared to what was previously disclosed in our Annual Report for the year ended December 31, 2003. Further information on the impact of foreign currency exchange rate fluctuations is further described in Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” to this Form 10-Q.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective.

     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding this Item may be found in Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This information is incorporated by reference to this Item.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b) Reports on Form 8-K

Date Filed or
Furnished	Item No.	Description of Form 8-K Report
February 5, 2004	Items 7 and 12	The Company announced its fourth quarter and fiscal 2003 earnings results for the year ended December 31, 2003.
February 6, 2004	Items 7 and 12	The Company filed its earnings conference call slides related to its fourth quarter and fiscal year ended December 31, 2003.
February 23, 2004	Items 2 and 7	The Company filed the pro forma financial information related to its acquisition of Crystal Decisions, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.
(Registrant)

Date: May 4, 2004	By:	/s/ Bernard Liautaud

Bernard Liautaud
Chairman of the Board and
Chief Executive Officer

Date: May 4, 2004	By:	/s/ James R. Tolonen

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