Form 10-Q
period 2004-06-30
BUSINESS OBJECTS S.A.
filed 2004-08-09
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of July 31, 2004, the number of issued ordinary shares was 95,398,825, €0.10 nominal value, (including 27,101,871 American depository shares, each corresponding to one ordinary share, 2,067,675 treasury shares and 4,500,514 shares held by Business Objects Option LLC). As of July 31, 2004, we had issued and outstanding 90,898,311 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2004	2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$202,617	$235,380
Restricted cash	49,280	19,243
Accounts receivable, net	200,155	187,885
Deferred tax assets	5,351	261
Prepaid and other current assets	42,697	33,797

Total current assets	500,100	476,566
Goodwill	1,061,201	1,051,111
Other intangible assets, net	131,193	149,143
Property and equipment, net	61,105	61,187
Deposits and other assets	32,853	19,092
Long-term deferred tax assets	26,830	17,963

Total assets	$1,813,282	$1,775,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,181	$47,790
Accrued payroll and related expenses	64,643	84,686
Income taxes payable	90,554	75,727
Deferred revenues	176,221	135,977
Restructuring liability	8,958	21,331
Other current liabilities	57,084	51,814
Notes payable	6,636	9,728

Total current liabilities	442,277	427,053
Long-term accrued rent	5,298	4,950

Total liabilities	447,575	432,003
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.12 U.S. as of June 30, 2004 and $0.13 U.S. as of December 31, 2003): authorized 123,266 and 114,809; issued 95,381 and 94,903; issued and outstanding 90,857 and 89,166; respectively at June 30, 2004 and December 31, 2003	10,136	9,927
Additional paid-in capital	1,142,620	1,121,910
Treasury and Business Objects Option LLC shares, 6,591 shares at June 30, 2004 and 6,805 shares at December 31, 2003	(34,065)	(13,104)
Retained earnings	217,345	202,597
Unearned compensation	(12,222)	(18,353)
Accumulated other comprehensive income	41,893	40,082

Total shareholders’ equity	1,365,707	1,343,059

Total liabilities and shareholders’ equity	$1,813,282	$1,775,062

See accompanying notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Net license fees	$117,182	$62,695	$231,675	$118,938
Services	105,056	66,292	207,798	128,573

Total revenues	222,238	128,987	439,473	247,511
Cost of revenues:
Net license fees	5,971	863	13,653	1,757
Services	41,444	20,701	83,074	40,695

Total cost of revenues	47,415	21,564	96,727	42,452

Gross profit	174,823	107,423	342,746	205,059
Operating expenses:
Sales and marketing	99,271	58,297	196,452	114,730
Research and development	36,541	23,540	76,244	46,119
General and administrative	19,234	10,602	40,946	18,760
Restructuring costs	1,492	—	1,492	—

Total operating expenses	156,538	92,439	315,134	179,609
Income from operations	18,285	14,984	27,612	25,450
Interest and other income (expense), net	261	3,608	(3,807)	7,356

Income before provision for income taxes	18,546	18,592	23,805	32,806
Provision for income taxes	(7,058)	(7,065)	(9,057)	(12,466)

Net income	$11,488	$11,527	$14,748	$20,340

Basic net income per ordinary share and ADS	$0.13	$0.18	$0.17	$0.32

Diluted net income per ordinary share and ADS	$0.13	$0.18	$0.16	$0.32

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	89,095	63,052	88,864	62,765

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	91,061	64,458	91,730	64,075

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months ended
	June 30,
	2004	2003
	(unaudited)
Operating activities:
Net income	$14,748	$20,340
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,113	8,048
Amortization of other intangible assets	15,435	1,405
Stock-based compensation expense	3,787	—
Deferred income taxes	(14,795)	1,223
Tax benefits from employee stock plans	2,517	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,849)	21,651
Prepaid and other current assets	(9,516)	(3,321)
Deposits and other assets	(13,717)	—
Accounts payable	(8,808)	(2,874)
Accrued payroll and related expenses	(21,503)	(4,472)
Income taxes payable	6,501	(2,454)
Deferred revenues	41,576	23,279
Restructuring liability and other current liabilities	(4,991)	(6,193)

Net cash provided by operating activities	12,498	56,632

Investing activities:
Purchases of property and equipment, net	(16,272)	(4,673)
Purchases of short-term investments, net	—	(25,321)

Net cash used in investing activities	(16,272)	(29,994)

Financing activities:
Issuance of shares	20,746	6,299
Purchase of treasury shares	(20,961)	—
Transfer of cash to restricted cash accounts	(33,300)	—
Transfer of cash from restricted cash accounts	3,263	793
Payments on notes and escrow payable	(3,092)	(793)

Net cash provided by (used in) financing activities	(33,344)	6,299

Effect of foreign exchange rate changes on cash and cash equivalents	4,355	19,976
Net increase (decrease) in cash and cash equivalents	(32,763)	52,913
Cash and cash equivalents, beginning of period	235,380	233,941

Cash and cash equivalents, end of period	$202,617	$286,854

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.

Notes to Condensed Consolidated Financial Statements
June 30, 2004

1.	Basis of Presentation and Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of Business Objects S.A. (the “Company” or “Business Objects”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC on March 12, 2004, as amended on Form 10-K/A as filed with the SEC on April 29, 2004.

     The consolidated financial statements reflect, in the opinion of the Company, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows. All significant intercompany accounts and transactions have been eliminated. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or future operating periods. All information is stated in U.S. dollars unless otherwise noted.

     Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, business combinations, restructuring accruals, impairment of long-lived assets, contingencies and litigation, allowances for doubtful accounts and income and other taxes. Actual results could differ from those estimates.

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

     For sales to resellers, value added resellers and system integrators, (“partners”), there is no right of return or price protection. The Company does not accept orders from these partners when the Company is aware that the partner does not have a purchase order from an end-user. For sales to distributors that have a right of return, revenues are recognized as the products are sold to the distributor net of reserves of an amount equal to the Company’s estimate of all products subject to rights of return to approximate net sell-through. Some of the factors that are considered in determining this estimate include historical experience of returns received and level of inventory in the distribution channels. The reserve reduces the revenues and the related receivables. For sales to original equipment manufacturers (“OEMs”), revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer, in accordance with the contractual terms.

     Deferred revenues represent amounts under license and service arrangements for which the earnings process has not been completed. These amounts relate primarily to customer support services with future deliverables and arrangements where specified customer acceptance has not yet occurred.

Other Current Liabilities

     Other current liabilities include accruals for sales, use and value added taxes, accrued rent, accrued professional fees, deferred compensation under the Company’s deferred compensation plan, payroll deductions from international employee stock purchase plan participants, current deferred tax liabilities and other accruals, none of which individually account for more than five percent of total current liabilities.

Derivative Financial Instruments

     The Company has entered into forward contracts to hedge certain forecasted Canadian dollar expenses against U.S. and Canadian currency fluctuations. The purchase of these forward contracts is to protect the Company from risk that the dollar cash flows resulting from Canadian dollar (“Cdn”) expenses will be adversely affected by changes in the exchange rates. As of June 30, 2004 and December 31, 2003, respectively, the Company held Canadian dollar foreign exchange forward contracts to purchase Cdn $70.1 million and Cdn $40.3 million with U.S. dollars at a future date. The forward contracts held at June 30, 2004 have monthly maturities from July 2, 2004 to December 13, 2004. These forward contracts do not qualify for hedge accounting; therefore, the change in the fair value of the forward contracts at each period end is reflected in other income (expense) and partially offsets the foreign exchange variation in the corresponding Cdn dollar operating expense during the same period. At June 30, 2004 and December 31, 2003, forward contract assets of $1.1 million and $2.2 million, respectively, were recorded in other current assets on the balance sheet.

     During the six months ended June 30, 2004, the Company entered into Euro-denominated foreign exchange forward contracts to purchase U.S. dollars, Canadian dollars and British pounds at a future date to enable its Irish subsidiary to settle intercompany loan obligations in those currencies. The forward contracts held at June 30, 2004 have maturity dates that coincide with the payment of intercompany loan obligations. At June 30, 2004, the Company held forward contracts to purchase U.S. $151.0 million, Cdn $9.9 million and £25.3 million against the euro to settle obligations under intercompany loans. These forward contracts do not qualify for hedge accounting. At June 30, 2004, a forward contract liability of $3.9 million was recorded in other current liabilities on the balance sheet.

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

     The following table provides pro forma disclosures of the effect on net income and net income per ordinary share and American depository share (“ADS”) as if the fair-value based method had been applied in measuring compensation expense. The fair-value based method is in accordance with FAS No. 123, "Accounting for Stock-Based Compensation,” (“FAS 123”) which was amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”).

	For the Three Months		For the Six Months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income – as reported	$11,488	$11,527	$14,748	$20,340
Add: Amortization of stock-based charges included in reported net income, net of tax of $650 and $1,439 for the three and six months ended June 30, 2004, respectively	1,060	—	2,348	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax related benefits of $3,342 and $4,178 for the three months ended June 30, 2004 and 2003, respectively, and $6,681 and $7,282 for the six months ended June 30, 2004 and 2003, respectively	(5,453)	(6,817)	(10,900)	(11,882)

Net income – pro forma	$7,095	$4,710	$6,196	$8,458

Net income per ordinary share and ADS – as reported
Basic	$0.13	$0.18	$0.17	$0.32

Diluted	$0.13	$0.18	$0.16	$0.32

Net income per ordinary share and ADS – pro forma
Basic	$0.08	$0.08	$0.07	$0.13

Diluted	$0.08	$0.07	$0.07	$0.13

     The stock-based compensation expense included in reported net income for the three and six months ended June 30, 2004 represented amortization of unearned compensation on unvested stock options that arose as a result of the Crystal Decisions Acquisition and compensation expense on the modification of terms of certain stock option agreements.

     The tax benefit for stock-based employee compensation was calculated on the total pro forma stock-based employee compensation expense at an effective tax rate of 38% for all periods presented. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the ability to use it, the actual tax benefit could vary materially from this estimate. If no amount of the tax benefit was available on estimated stock-based employee compensation, pro forma basic net income per share would have been $0.04 and $0.01 for the three months ended June 30, 2004 and 2003, respectively, and pro forma diluted net income per share would have been $0.04 and $0.01 for the three months ended June 30, 2004 and 2003, respectively. If no amount of the tax benefit was available on estimated stock-based employee compensation, pro forma basic income (loss) per share would have been $(0.01) and $0.02 for the six months ended June 30, 2004 and 2003, respectively, and pro forma diluted income (loss) per share would have been $(0.01) and $0.02 for the six months ended June 30, 2004 and 2003, respectively.

     Pro forma information regarding net income and net income per ordinary share and American depository share (“ADS”) is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair-value method. For purposes of the pro forma disclosure, management estimates the fair value of stock options issued to employees and warrants to outside directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. The model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because the changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The pro forma effects of applying FAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as stock options usually vest over a period of four years, the number of stock options granted or warrants issued varies from period to period and the Black-Scholes fair value of each grant depends on the assumptions at the grant date. In addition, as the stock options and warrants are issued in euros the conversion of the compensation costs amortized to each period fluctuates based on the exchange rate used for the period reported. For purposes of the pro forma disclosures, the estimated stock-based employee compensation was amortized over the vesting periods.

     The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted under the Stock Option Plans and warrants issued during the following periods were as follows:

	For the Three Months		For the Three Months
	ended March 31,		ended June 30,
	2004	2003	2004	2003
Expected life of employee stock options and warrants (in years)	3.00	3.00	3.00	3.00
Volatility	61%	78%	61%	75%
Risk-free interest rate	2.3%	2.0%	3.2%	1.8%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period and warrants issued during the period	$13.69	$8.66	$8.76	$9.99

     There were no stock options granted under the International or French Employee Stock Purchase Plans during the three months ended June 30, 2004 or 2003. The weighted average fair value of shares purchased under the employee stock purchase plans during the three months ended June 30, 2004 and 2003, respectively, was $6.51 and $4.32, respectively. Assumptions used include an expected life of 6 months, volatility of 42% and a risk-free interest rate of 1.0% for the three months ended March 31, 2004. For the three months ended March 31, 2003, assumptions used in determining the fair value include an expected life of 6 months, volatility of 71% and a risk-free interest rate of 2.0%. For pro forma presentation purposes the resulting option expense will be amortized over the expected life of these shares which is six months.

Recent Pronouncements

     Share Based Payments. On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statements of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The FASB has concluded that a binomial model such as a lattice model is preferred over the Black-Scholes valuation model in determining the fair value of an option at grant date. The comment period for the exposure draft ended on June 30, 2004. The Company is investigating what impact the adoption of the exposure draft will have on its financial position and results of operations.

     Disclosure Requirements Related to Pensions and Other Postretirement Benefits. In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit — an amendment of FASB Statements No. 87, 88, and 106” (“FAS 132R”). A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. The statement does not change the measurement or recognition provisions for pensions and other postretirement benefits. This statement was effective for fiscal years ended after December 15, 2003, except in cases where a Company only has a foreign plan, in which case the statement is effective for interim periods beginning after June 15, 2004. The Company currently only has a foreign plan.

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

     The total purchase price of $1.2 billion for the Crystal Decisions Acquisition consisted of $307.6 million in cash, approximately 23.3 million newly issued ordinary shares or ADSs, the fair value of stock options assumed in connection with the transaction and estimated transaction costs. The allocation of the purchase price resulted in the recording of $978.0 million of goodwill. The purchase price under the Merger Agreement was fixed and there was no contingent consideration. At December 31, 2003, the Company had not identified any pre-acquisition contingencies where the related asset, liability or impairment was probable and the amount of asset, liability or impairment could be reasonably estimated.

     The purchase price allocation is preliminary. The final amount of these costs may change within the purchase price allocation period if information becomes known that results in a change in estimate of the transaction costs or liabilities assumed on the date of purchase. During the six months ended June 30, 2004, there was a $10.1 million adjustment made to increase goodwill. This increase was the result of increases in estimates of liabilities that existed at the date of the purchase consisting mainly of a $9.0 million increase in income taxes payable and a $1.1 million increase for the under accrual of various liabilities and certain restructuring costs (see note 8). The Company expects, with the exception of items related to open tax years, that the purchase price allocation period will end prior to the end of 2004.

     This note should be read in conjunction with the Crystal Decisions Acquisition note in the Annual Report on Form 10-K for December 31, 2003.

3.	Goodwill and Other Intangible Assets

     In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at June 30 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. Business Objects has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2004.

     The change in the carrying amount of goodwill was as follows (in thousands):

	June 30,	December 31,
	2004	2003
Balance as of the beginning of the year	$1,051,111	$75,416
Add: Goodwill acquired or adjusted during the period (note 2)	10,154	978,017
Reduction in carrying value of Acta goodwill related to savings from early termination of lease (note 8)	—	(2,741)
Impact of foreign currency fluctuations on goodwill	(64)	419

Balance as of the end of the period	$1,061,201	$1,051,111

     Other intangible assets, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Employment contracts	$7,434	$7,434
Developed technology	99,617	102,151
Maintenance and support contracts	46,440	46,440
Trade names	6,202	6,377

Total other intangible assets	$159,693	$162,402
Accumulated amortization	(28,500)	(13,259)

Other intangible assets, net	$131,193	$149,143

     Certain intangible assets are held by the Company’s foreign subsidiaries and are revalued at each reporting period which may result in a higher or lower U.S. dollar cost base than originally recorded. There were no additions or impairment of long-lived assets during the six months ended June 30, 2004. The total intangible amortization expense was $7.6 million for the three months ended June 30, 2004 and $668,000 for the three months ended June 30, 2003. The total intangible amortization expense was $15.4 million for the six months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2003.

     Amortization of $5.0 million and $10.2 million is included in cost of net license fees for the three and six months ended June 30, 2004, respectively, compared to $469,000 and $938,000 for the three and six months ended June 30, 2003. Amortization of $2.3 million and $4.7 million is included in cost of service revenues for the three and six months ended June 30, 2004, compared to $199,000 and $398,000 for the three and six months ended June 30, 2003. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally 5 years.

     The estimated amortization expense for the next five fiscal years on existing other intangible assets is as follows. The estimated amortization expense is presented in U.S. dollars and does not take into account the foreign exchange fluctuations in amortization expense of foreign owned intangible assets.

(in thousands)
Remainder of 2004	$15,534
2005	$30,885
2006	$30,885
2007	$29,411
2008	$26,905

4.	Accounts Receivable

     Accounts receivable are stated net of allowance of doubtful accounts and distribution channel returns of $11.8 million at June 30, 2004 and $9.9 million at December 31, 2003. These allowances included bad debt reserves of $8.1 million at June 30, 2004 and $6.2 million at December 31, 2003.

5.	Net Income per Ordinary Share and ADS

     The components of basic and diluted net income per ordinary share and ADS were as follows:

	For the Three Months		For the Six Months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per ordinary share and ADS data)
Basic net income per share:
Numerator:
Net income	$11,488	$11,527	$14,748	$20,340

Denominator:
Weighted average ordinary shares and ADSs outstanding	89,095	63,052	88,864	62,765

Net income per ordinary share and ADS – basic	$0.13	$0.18	$0.17	$0.32

Diluted net income per share:
Numerator:
Net income	$11,488	$11,527	$14,748	$20,340

Denominator:
Weighted average ordinary shares and ADSs outstanding	89,095	63,052	88,864	62,765
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock plans and warrants (treasury stock method)	1,966	1,406	2,866	1,310

Weighted average ordinary shares and ADSs outstanding on a diluted basis	91,061	64,458	91,730	64,075

Net income per ordinary share and ADS – diluted	$0.13	$0.18	$0.16	$0.32

     In December 2003, the Company issued approximately 23.3 million ordinary shares as partial consideration for the purchase of Crystal Decisions. For the three and six months ended June 30, 2004, respectively, approximately 605,000 and 1.7 million shares were issued on the exercise of stock options under stock option and employee purchase plans. For the three months ended June 30, 2004 and 2003, respectively, 8.8 million and 4.5 million ordinary shares or ADSs were excluded from the calculation of diluted net income per share because they were anti-dilutive. For the six months ended June 30, 2004 and 2003, respectively, 8.0 million and 4.7 million ordinary shares or ADSs were excluded from the calculation of diluted net income per share because they were anti-dilutive.

     During December 2003, Business Objects assumed the as-converted outstanding options of former Crystal Decisions optionees. An aggregate of 6.3 million ordinary shares were issued to Business Objects Option LLC, which are issuable upon exercise of the options held at December 11, 2003 by former Crystal Decisions optionees. As Business Objects Option LLC is an indirect wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights until such time as the option holders exercise their options. During the six months ended June 30, 2004, optionees acquired approximately 1.2 million ADSs upon exercise of these options.

     Treasury Stock

     On May 14, 2004, the Company’s Board of Directors decided to implement a share repurchase of up to 3.5 million ordinary shares at or below €25.00 per share in accordance with a share repurchase program authorized by shareholders on May 15, 2003. During May 2004, the Company repurchased 1 million ordinary shares of its own stock which it has accounted for as treasury stock. The total U.S. dollar equivalent purchase price was $21.0 million with the average share price at purchase of €17.51. This purchase results in an increase in treasury shares held by 1 million ordinary shares. The calculation of net income per share for the three and six months ended June 30, 2004, excludes the weighted average number of treasury shares repurchased in the three months ended June 30, 2004.

6.	Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders’ equity (in thousands):

	Three Months		Six Months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
Net income	$11,488	$11,527	$14,748	$20,340
Foreign currency translation adjustments	(2,394)	16,544	1,811	23,035

Comprehensive income	$9,094	$28,071	$16,559	$43,375

7.	Business Segment and Geographic Information

     The Company has one reportable segment — business intelligence software products.

     The following is a summary of the Company’s revenues by geographic region (in thousands):

	Three Months		Six Months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
EMEA (*)	$99,632	$62,999	$196,033	$120,837
Americas	104,259	56,559	208,442	108,431
Asia Pacific including Japan	18,347	9,429	34,998	18,243

Total revenues	$222,238	$128,987	$439,473	$247,511

(*) Europe, Middle East and Africa

8.	Business Restructuring Charge

Acquisition-related Restructuring Liabilities

Crystal Decisions Acquisition

     In December 2003, prior to the Crystal Decisions Acquisition, management began to assess and formulate a plan to restructure the combined company’s operations to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure. The Board of Directors and management approved and committed the Company to the plan shortly after the completion of the acquisition. The plan consisted primarily of the involuntary termination of employees and the exit of certain facilities.

Restructuring Costs Expensed in 2003

     Accrued restructuring costs of $7.8 million related to the pre-acquisition Business Objects organization were expensed in accordance with FAS No. 146, "Cost Associated with Exit or Disposal Activities” (“FAS 146”). The charge consisted of severance and other related benefits for 159 employees across all functions worldwide. The Company paid severance and other related benefits of $2.9 million to 52 of these employees during the three months ended March 31, 2004, and $1.8 million to 34 of these employees during the six months ended June 30, 2004. The Company expects to pay the remaining balance during the remainder of 2004 in accordance with this restructuring plan.

     In addition to the $7.8 million of restructuring charges expensed in the fourth quarter of 2003, the Company incurred approximately $782,000 of additional charges in the three months ended June 30, 2004 related to the exit of certain facilities. Approximately $712,000 of the $782,000 remains as a restructuring accrual at June 30, 2004. The Company anticipates that there will be additional charges related to exiting certain facilities previously leased by Business Objects prior to the Crystal Decisions Acquisition, which are estimated at approximately $2.6 million and will be recognized as the facilities are vacated during 2004 as required under FAS 146.

     The balance of accrued restructuring charges associated with Business Objects employees prior to the Crystal Decisions Acquisition was as follows at June 30, 2004 (in thousands):

Employee
Severance and
Other Related
Benefits
Restructuring charges at December 2003	$7,782
Non-cash charges	(332)
Impact of foreign currency exchange rates on translation of accrual	302

Balance at December 31, 2003	$7,752

Cash payments during the three months ended March 31, 2004	(2,899)
Impact of foreign currency exchange rates on translation of accrual	150

Balance at March 31, 2004	$5,003

Cash payments during the three months ended June 30, 2004	(1,837)
Additional restructuring charges accrued during the three months ended June 30, 2004 included in operating expenses	(157)
Impact of foreign currency exchange rates on translation of accrual	(17)

Balance at June 30, 2004	$2,992

Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition

     Restructuring costs of $13.5 million related to Crystal Decisions were accounted for under EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” (“EITF 95-3”). These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Crystal Decisions. The charge of $13.5 million related primarily to severance and other related benefits for 194 employees across all functions worldwide and duplicative facilities in the Americas, Europe and Japan. The company paid benefits of approximately $4.7 million to 65 employees across all regions during the three months ended March 31, 2004, and $2.9 million to 63 employees across all regions during the three months ended June 30, 2004. The Company expects to pay the remaining restructuring liability during 2004. During the three months ended June 30, 2004, the Company accrued an additional $542,000 related to additional costs for termination. This amount was recorded as an increase to goodwill. There are no significant additional expected terminations associated with this restructuring plan.

     At December 31, 2003, costs accrued to abandon 11 facilities primarily include future minimum lease payments once the facilities are vacated, net of estimated sublease income of $450,000, that are expected to remain through 2008. Cash payments during the three and six months ended June 30, 2004, relate to minimum lease payments net of estimated sublease income of $268,000 and settlement costs related to properties vacated prior to quarter end.

     The balances of accrued restructuring charges included as a cost of acquisition related to Crystal Decisions were as follows at June 30, 2004 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total
Restructuring charge at December 2003	$10,780	$2,745	$13,525
Cash payments during 2003	(1,136)	—	(1,136)

Balance at December 31, 2003	$9,644	$2,745	$12,389

Cash payments during the three months ended March 31, 2004	(4,722)	(222)	(4,944)
Impact of foreign currency exchange rates on translation of accrual	(497)	13	(484)

Balance at March 31, 2004	$4,425	$2,536	$6,961

Cash payments during the three months ended June 30, 2004.	(2,923)	(143)	(3,066)
Adjustment to the original plan	542	—	542
Additional restructuring charges accrued during the three months ended June 30, 2004 included in operating expenses.	—	(296)	(296)
Impact of foreign currency exchange rates on translation of accrual	81	(2)	79

Balance at June 30, 2004	$2,125	$2,095	$4,220

Acta Technology, Inc. Acquisition

     In August 2002, Acta Technology, Inc. (“Acta”) management and Board of Directors initiated and approved plans to restructure Acta’s operations immediately prior to the Company’s acquisition of Acta. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with then existing general economic conditions. Acta recorded approximately $13.5 million of restructuring costs in connection with restructuring the pre-acquisition Acta organization. Costs to restructure pre-acquisition Acta were accounted for under EITF 95-3. These costs were recorded as liabilities assumed as part of the purchase price allocation.

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

     The balance of accrued restructuring charges was capitalized as a cost of acquisition and was as follows at June 30, 2004 (in thousands):

		Lease
	Employee	Abandonment
	Severance and	and Write-off of
	Other Related	Property and
	Benefits	Equipment	Total
Restructuring charge at August 2002	$4,381	$9,146	$13,527
Cash payments during 2002	(4,381)	(1,108)	(5,489)
Non-cash charges	—	(1,220)	(1,220)

Balance at December 31, 2002	$—	$6,818	$6,818

Net cash payments during 2003	—	(3,400)	(3,400)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2,741)	(2,741)

Balance at December 31, 2003	$—	$677	$677

Cash payments during the three months ended March 31, 2004	—	(140)	(140)
Impact of foreign currency exchange rates on translation of accrual	—	7	7

Balance at March 31, 2004	$—	$544	$544

Cash payments during the three months ended June 30, 2004	—	(62)	(62)
Impact of foreign currency exchange rates on translation of accrual	—	8	8

Balance at June 30, 2004	$—	$490	$490

     Upon termination of Acta’s Mountain View lease, the remaining $2.8 million accrual related to this property was reversed to goodwill. The remaining accrual of $490,000 at June 30, 2004 and $677,000 at December 31, 2003, represents the estimated future minimum lease payments for Acta’s U.K. facility which includes payments until 2005.

Non-Acquisition-related Restructuring Liabilities

     During the quarter ended June 2002, the Company implemented a restructuring plan to eliminate certain positions and facilities related to its European field operations. The Company has completed the implementation of this restructuring plan and at June 30, 2004 $544,000 of the restructuring liability remains. The $544,000 relates to estimated remaining legal costs or payments to terminated employees who have initiated legal action against the Company. The Company does not expect a resolution in these claims before at least the fourth quarter of 2004. No amounts were paid during the three or six months ended June 30, 2004. The change in the balance from December 31, 2003 of $31,000 is due solely to the translation of this foreign denominated liability into U.S. dollars.

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

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleges that the Company’s software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 was scheduled to begin on June 14, 2004. On June 7, 2004, the Court sent a letter to all counsel informing the parties that the Court was of the opinion that summary judgment should be granted in the Company’s favor as to infringement. As a consequence, the Court canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortuous interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations started on October 20, 2003. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued a formal opinion and order rejecting all of MicroStrategy’s claims for misappropropriation of trade secrets except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a very limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorney fees. The Court’s finding and injunction as to the two documents will not affect in any manner the Company’s ability to sell or support its products.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions on December 11, 2003. The complaint alleges that the Crystal Decisions software products, Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorney’s fees. The Company’s investigation of this matter and discovery are at a preliminary stage. The Company intends vigorously to defend this action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations.

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

     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court of Justice claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place on various dates between January 29, 2004 and March 9, 2004. On August 3, 2004, the U.K. High Court of Justice granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending.

     Although Business Objects believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside such an outcome could adversely affect Business Objects’ financial position, liquidity and results of operations.

     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorney’s fees. The Company has answered the suit, denying infringement, and asserting that the patents are invalid, and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the Court. The August 16, 2004 trial date previously set has been vacated by the Court and a trial date will probably not be set again until the Court issues its claim construction order. The Company intends vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations.

     Between June 2 and July 1, 2004, several purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against the Company and certain of its officers. The complaints allege violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in the Company’s American depository receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaints generally allege that, during that Class Period, the Company and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, the Company’s acquisition of Crystal Decisions, its Enterprise 6 product and the Company’s forecasts and financial results for the three months ended March 31, 2004. The complaints have all been transferred to United States District Court for the Northern District of California. The actions are in the early stages, and the Company’s time to respond to the various complaints has not yet expired. The Company advises that it intends to contest these actions vigorously. The Company is unable to predict the outcome of these actions.

     On July 23, 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of the Company’s current officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. The derivative complaints allege violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative complaints are based on the same facts and events alleged in the purported class action complaints. The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. The actions are in the very early stages. The Company intends to contest these actions vigorously, but is unable to predict the outcome of these actions.

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

     At December 31, 2003, the Company held an aggregate of $9.7 million in escrows payable related to its August 2002 purchase of Acta, which were secured by restricted cash. These amounts which are subject to indemnification obligations were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved at June 30, 2004. In accordance with the escrow agreement, one-third ($3.3 million) of the total amount in escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The remaining balance will be distributed once all indemnification obligations have been released. The escrow agreement provides that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against this suit.

     During April 2004, the Company entered into a Pledge and Security Agreement pursuant to which a bank will provide foreign exchange contract services to the Company. At June 30, 2004, a $33.3 million deposit was required to be maintained at the bank as collateral. The required amount was held on account with the bank at June 30, 2004 and was classified as restricted cash. Restricted cash also includes $355,000 subject to withdrawal restrictions for bonuses to be paid to Acta employees subject to employment related contingencies, $2.0 million which secured an overdraft credit facility and $7.0 million related to a deposit held to secure the leased space in San Jose, California.

11.	Credit Line

     In November 2003, Business Objects executed a line of credit for one year ending November 25, 2004. The line provides up to €60 million which can be drawn in euros, U.S. dollars or Canadian dollars for general working capital requirements. The available amount is reduced by the aggregate of all outstanding drawings against the line of credit. Drawings are limited to advances in duration of ten days to twelve months and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole-number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. The line is subject to a commitment fee on the available funds, payable on the first day of each quarter. The terms of the agreement do not allow for the prepayment of any drawings without the prior approval of the bank. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. No drawings were made by the Company at June 30, 2004 or at December 31, 2003. The agreement restricts certain of the Company’s activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities were recorded for these obligations on its balance sheet as of June 30, 2004 and December 31, 2003.

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

     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. During the six months ended June 30, 2004, the Company recorded a $200,000 accrual and related expense for dilapidation costs to return a leased property to its original state. This liability was not related to the acquisition and accordingly is recorded as other current liabilities and a charge to general and administrative expense. Aside from this amount, the fair value of these obligations was not material at June 30, 2004.

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

     The Company’s effective tax rate was 38% for the three and six months ended June 30, 2004 and 2003. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

14.	Subsequent Event

     On July 28, 2004, the Company entered into the First Amendment to the Pledge and Security Agreement with a bank that required the Company to hold $33.3 million at June 30, 2004 in restricted cash as collateral against the forward contracts held with the bank. At July 28, 2004 and thereafter the agreement requires the Company to hold a balance equal to 10% of the aggregate amount of all foreign exchange transactions entered into with the bank. Based on the Company’s outstanding forward contracts with the bank at July 31, 2004, restricted cash will be reduced to $22.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the Notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements include, but are not limited to, statements concerning risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Factors Affecting Future Operating Results” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on       Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

     Business Objects is a leading worldwide provider of business intelligence solutions. We develop, market and distribute software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise. This allows organizations to make better, more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries or reports, access catalogs of reports and do simple or complex analysis of the data. Users generally interact with data using business representations of information with which they are familiar. We have one reportable segment – business intelligence software products.

Key Performance Indicators

	Three Months		Six Months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
	(dollars in millions, except per share data)
Revenues	$222.2	$129.0	$439.5	$247.5
Revenue growth (compared to prior year comparative period)	72%	16%	78%	13%
Income from operations	$18.3	$15.0	$27.6	$25.5
Income from operations as a percentage of total revenues	8%	12%	6%	10%
Diluted net income per ordinary share and ADS	$0.13	$0.18	$0.16	$0.32

     On December 11, 2003, we acquired Crystal Decisions for its complementary geographical strengths, products, services and solutions that allow us to provide a more complete suite of business intelligence products to a broader range of business users. The acquisition of Crystal Decisions did not result in any new reportable segments, nor do we track the business operations from the former Crystal Decisions or the former Business Objects. We will incur certain acquisition related charges in the future, the magnitude of which we have not experienced in the past.

     We estimated the following Crystal Decisions acquisition related expenses for 2004 to 2008 at December 31, 2003 (in millions):

	2004	2005	2006	2007	2008
Amortization of developed technology	$18.5	$18.5	$18.5	$18.5	$17.6
Amortization of other intangible assets, including maintenance and support contracts	10.0	10.0	10.0	10.0	9.5
Amortization of unearned compensation	7.5	6.2	3.8	0.9	—
Restructuring expenses	5.5	—	—	—	—

Total	$41.5	$34.7	$32.3	$29.4	$27.1

     During the three and six months ended June 30, 2004, respectively, we expensed $5.0 million and $10.2 million of amortization of developed technology, $2.6 million and $5.3 million of amortization of other intangible assets and $1.7 million and $3.8 million of amortization of unearned stock-based compensation. During the three months ended June 30, 2004, we incurred $1.5 million of restructuring costs of the $5.5 million originally estimated. Any remaining charges, which are currently expected to be approximately $2.6 million, will be incurred during the remainder of 2004.

     For 2004, our results as reported under generally accepted accounting principles in the United States, or U.S. GAAP, are not comparable to 2003 as a result of our acquisition of Crystal Decisions. The corresponding periods of the prior year do not reflect revenues and expenses related to Crystal Decisions. Our historical results before 2004 are not expected to be indicative of our future results for the combined company. While we have presented the required comparison of the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, the majority of the changes from the comparative periods are as the result of the addition of revenues and expenses in 2004 from the former Crystal Decisions. Our operating results for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 appear in our condensed consolidated statements of income. We have not reproduced these statements here as the periods are not comparable and provide no further insight into our operations. Instead, in order to provide more meaningful analysis to readers, we have presented financial information comparing the three months ended June 30, 2004 to the three months ended March 31, 2004 and provided analysis on the change between these periods.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

     The translated U.S. dollar value of our revenues and expenses are impacted by changes in foreign currency exchange rates because we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We generate a significant portion of our revenues and incur a significant portion of our expenses in euro, British pounds and Japanese yen. Historically, this has resulted in a natural hedge of our foreign exchange exposure. As a result of our acquisition of Crystal Decisions, we incur a significant portion of our expenses in Canadian dollars without offsetting amounts of Canadian dollar revenues.

     As we conduct a significant number of transactions in currencies other than the U.S. dollar, we have presented constant currency information where meaningful to provide information for assessing how our underlying business performed excluding the effect of foreign currency rate fluctuations. As currency rates change from quarter to quarter and year-over-year, our results of operations may be impacted largely as a result of these changes. For example, our results may show an increase in costs for a period; however, when the portion of those costs denominated in foreign currencies are translated into U.S. dollars at the same rate as the previous quarter or comparative period, the result may be a decrease in cost, with the change being principally the result of fluctuations in the foreign currency rates.

Results excluding the effect of foreign currency translation (also referred to constant currency) may be calculated by translating current period results at prior quarter or prior year average exchange rates.

     On a constant currency basis against the rates for the three and six months ended June 30, 2003, total operating income for the six months ended June 30, 2004 would have been higher by approximately $1.2 million than reported results.

Results of Operations

     The following table shows each line item on our condensed consolidated statements of income as a percent of total revenues:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Total revenues	100%	100%	100%	100%

Cost of net license fees	3%	1%	3%	1%
Cost of services	19%	16%	19%	16%

Total cost of revenues	21%	17%	22%	17%
Gross profit	79%	83%	78%	83%
Operating expenses:
Sales and marketing	45%	45%	45%	46%
Research and development	16%	18%	17%	19%
General and administrative	9%	8%	9%	8%
Restructuring costs	1%	0%	1%	0%

Total operating expenses	71%	71%	72%	73%

Income from operations (operating margin)	8%	12%	6%	10%
Interest and other income (expense), net	0%	2%	(1)%	3%

Income before provision for income taxes	8%	14%	5%	13%

Provision for income taxes	(3)%	(5)%	(2)%	(5)%

Net income	5%	9%	3%	8%

* Certain percentages rounded for presentation.

Revenues

	Six Months ended	Percentage	Six Months ended	Percentage
	June 30,	of Total	June 30,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Total net license fees	$231.7	53%	$118.9	48%
Service revenues:
Software license updates and support	149.4	34%	94.5	38%
Professional services and other	58.4	13%	34.1	14%

Total service revenues	207.8	47%	128.6	52%

Total revenues	$439.5	100%	$247.5	100%

     Net License Fees. Net license fees increased by $112.8 million, or 95%, to $231.7 million for the six months ended June 30, 2004 from $118.9 million for the six months ended June 30, 2003. Net license fees increased by $54.5 million, or 87%, to $117.2 million for the three months ended June 30, 2004 from $62.7 million for the three months ended June 30, 2003.

     Net license fees increased by $2.7 million, or 2%, to $117.2 million in the three months ended June 30, 2004 from $114.5 million in three months ended March 31, 2004. On a constant currency basis against the three months ended March 31, 2004, we would have recorded an additional $2.8 million in net license fees to those reported for the three months ended June 30, 2004. We derive the largest portion of our license revenues from our business intelligence platform products, which include all current versions of the Crystal Decisions’ product suites. We continue to see growth in our license revenues which was attributable to the addition of the Crystal Decisions’ product suite, and to increased sales of our Enterprise 6 product, which was released in the three months ended June 30, 2003.

     Approximately 9% of our net license fees were derived from our analytic applications and data integration license fees in the three months ended June 30, 2004, a decrease of $2.4 million from the three months ended March 31, 2004. During the first half of 2004 we focused our cross-selling efforts mainly on business intelligence platform products which we believe resulted in the decrease of non-business intelligence products, such as analytic applications and data integration applications.

     We generate net license fees from the sale of licenses to use our software products. We market our products through our direct sales force and through channel partners. Historically, we have generated the majority of our consolidated net license fees through our direct sales force. Our acquisition of Crystal Decisions strengthened our strong base of channel partner relationships, including original equipment manufacturers, value added resellers, system integrators and independent distributors. Net license fees from partners comprised 45% of total net license fees in the three months ended June 30, 2004 compared to 40% in the three months ended June 30, 2003. Net license fees from partners comprised 46% of total net license fees in the six months ended June 30, 2004 compared to 40% in the six months ended June 30, 2003. The percentage of our net license fees can fluctuate between periods, as this revenue channel is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. For example, during the three months ended March 31, 2004, 25% of our license deals over $1 million were indirect sales when only 18% of our license deals over $1 million were indirect sales during the three months ended June 30, 2004. No single customer or single channel partner represented more than 10% of total revenues during any of the periods presented.

     Service Revenues. Service revenues increased by $79.2 million, or 62%, for the six months ended June 30, 2004 from $128.6 million for the six months ended June 30, 2003. Services revenues increased by $38.8 million, or 58%, for the three months ended June 30, 2004 from $66.3 million for the three months ended June 30, 2003. Service revenues increased by $2.3 million, or 2%, in the three months ended June 30, 2004 from the three months ended March 31, 2004, with $1.9 million of this increase attributable to maintenance and support revenues. On a constant currency basis against the three months ended March 31, 2004, we would have recorded an additional $2.2 million of services revenues to those reported for the three months ended June 30, 2004. We expect our services revenues to increase in absolute dollars as we continue to support a large installed customer base and continue to gain new customers.

     As a percentage of total revenues, services revenues have decreased to 47% of total revenues for the six months ended June 30, 2004 from 52% for the six months ended June 30, 2003, while net license fees increased from 48% to 53% of total revenues for the same period. This change was primarily attributable to the addition of Crystal Decisions’ product and services revenues which had a historical split between license and services revenues at the ratio of 60-65% for net license fees and 35-40% for services revenues. The historical trend for Crystal Decisions was the result of the large percentage of revenue sold through distributors for which no consulting or training was sold.

    Geographic Revenues Mix

     The following shows the geographic mix of our total revenues:

	Six Months ended	Percentage	Six Months ended	Percentage
	June 30,	of Total	June 30,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
EMEA (*)	$196.1	45%	$120.8	49%
Americas	208.4	47%	108.5	44%
Asia Pacific including Japan	35.0	8%	18.2	7%

Total revenues	$439.5	100%	$247.5	100%

* Europe, Middle East and Africa

     The changes in revenue by geography in the three and six months ended June 30, 2004 over the three and six months ended June 30, 2003 were the result of the strength of Crystal Decisions’ product sales in geographies previously not strongly served by Business Objects. Total revenues from the Americas increased 84% and 92% in the three and six months ended June 30, 2004, respectively, over the three and six months ended June 30, 2003, and increased as a percentage of total revenues to 47% from 44%. Crystal Decisions historically earned approximately 70% of its revenues from the Americas region. Because of the overlap of sales forces in the Americas, this has been the most difficult geography to integrate. This is evidenced by the decrease in Americas’ net license fees to $55.5 million in the three months ended June 30, 2004 from $58.6 million in the three months ended March 31, 2004. We believe that the decrease in net license fees during the three months ended June 30, 2004, is in part due to weaker IT spending experienced in the Americas in the second quarter of 2004 compared to the rest of world. Total revenues for the Americas increased by less than $0.1 million in the three months ended June 30, 2004 from the three months ended March 31, 2004, as the result of increased maintenance revenues offset by decreased net license fees.

     Increased revenues in EMEA, were driven by large transactions in Europe and the overall strength of the European operations. Total revenues from EMEA increased 58% and 62% in the three and six months ended June 30, 2004, respectively, over the three and six months ended June 30, 2003, and decreased as a percentage of total revenues to 45% from 49%. The EMEA region was historically the strongest region for Business Objects and we anticipate that revenues from EMEA will continue to grow and in absolute dollars may exceed revenues from the Americas in future periods. In euros, total revenues from EMEA increased by 8% in the three months ended June 30, 2004 from the three months ended March 31, 2004 as compared to the 3% increase in these revenues when translated to U.S. dollars. The loss of 5% in total revenues evidences the overall unfavorable impact of foreign exchange fluctuations on these revenues.

     Total revenues from Asia Pacific including Japan increased 95% and 92% in the three and six months ended June 30, 2004, respectively, over the three and six months ended June 30, 2003, and increased as a percentage of total revenues to 8% from 7%. We have continued to record strong results in this region with our acquisition of Crystal Decisions providing us with a greater proportion of revenues from this region. Revenues from this region increased by 10% for the three months ended June 30, 2004 from the three months ended March 31, 2004 with the largest growth in the Asia Pacific countries, offset by a decrease in revenues from our Japan operations.

Cost of Revenues

	Six Months ended	Percentage	Six Months ended	Percentage
	June 30,	of Related	June 30,	of Related
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Cost of revenues:
Net license fees	$13.7	6%	$1.8	1%
Services	83.0	40%	40.7	32%

Total cost of revenues	$96.7	22%	$42.5	17%

     Cost of revenues as a percentage of total revenues increased to 22% in the six months ended June 30, 2004 from 17% in the six months ended June 30, 2003. Cost of revenues as a percentage of total revenues increased to 21% in the three months ended June 30, 2004 from 17% in the three months ended June 30, 2003. Approximately two-thirds of the increase for the three and six months ended June 30, 2004 was attributable to the amortization of intangible assets including developed technology and maintenance and support contracts acquired in our acquisition of Crystal Decisions. The majority of the remaining increase in cost of revenues was the result of the addition of costs associated with revenues for Crystal Decisions’ products and services which had lower services margins than historical Business Objects’ products. Total costs of revenues decreased by $1.9 million to $47.4 million for the three months ended June 30, 2004 from $49.3 million for the three months ended March 31, 2004. On a constant currency basis against the three months ended March 31, 2004, we would have recorded an additional $0.8 million of cost of revenues to those reported for the three months ended June 30, 2004.

     Cost of net license fees. Gross margins on net license fees were 94% for the six months ended June 30, 2004 compared to 99% for the six months ended June 30, 2003. Cost of net license fees increased $11.9 million in the six months ended June 30, 2004, primarily due to $9.2 million in amortization of developed technology from our acquisition of Crystal Decisions in December 2003. The remaining increase is the result of the costs associated with higher license revenues and additional costs related to the release of new versions of our products, offset by savings in third party royalty costs as a result in changes in relationships. Cost of net license fees decreased by $1.7 million to $6.0 million for the three months ended June 30, 2004 from $7.7 million for the three months ended March 31, 2004. The decrease is in part associated with the release of the Crystal 10 suite in January 2004 with no comparable expense in the three months ended June 30, 2004 and fewer third party royalty costs.

     Cost of services revenues. Cost of services revenues consisted largely of compensation and benefits for technical support, consulting and training personnel. Cost of service revenues increased $42.3 million, or 104%, to 40% of services revenues in the six months ended June 30, 2004 from 32% of services revenues in the six months ended June 30, 2003. Cost of services revenues increased $20.7 million, or 100%, to $41.4 million for the three months ended June 30, 2004 from $20.7 million for the three months ended June 30, 2003. The majority of the increase from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was the result of increased headcount costs. Approximately $2.2 million and $4.4 million of the absolute dollar increase related to amortization of maintenance and support contracts acquired through the acquisition of Crystal Decisions for the three and six months ended June 30, 2004, respectively. In addition, as part of our acquisition of Crystal Decisions and under purchase accounting, we were unable to recognize approximately $21.3 million of deferred revenues from Crystal Decisions which would have been earned in the six months ended June 30, 2004. As there are related costs to performing the services associated with the deferred revenues, costs of services revenues as a percentage of services revenues have increased as anticipated. Cost of services revenues decreased by $0.2 million for the three months ended June 30, 2004 from the three months ended March 31, 2004 with no one factor in isolation being material.

     Gross margin on services revenues were 60% for the six months ended June 30, 2004 compared to 68% for the six months ended June 30, 2003. The decrease in gross margin is primarily due to the $21.3 million of customer support revenues that would have been earned in the six months ended June 30, 2004, the mix of required outsourcing for our consulting and training group, and to a lesser extent, to an increase in the level of amortization expense due to the acquisition of Crystal Decisions. Gross margin on services revenues were 61% for the three months ended June 30, 2004 compared to 59% for the three months ended March 31, 2004 as the result of additional revenues without additional corresponding costs.

OPERATING EXPENSES

	Six Months ended	Percentage	Six Months ended	Percentage
	June 30,	of Total	June 30,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Sales and marketing	$196.5	45%	$114.7	46%
Research and development	76.2	17%	46.1	19%
General and administrative	40.9	9%	18.8	8%
Restructuring costs	1.5	1%	0.0	0%

Total operating expenses	$315.1	72%	$179.6	73%

     For the three and six months ended June 30, 2004, respectively, total operating expenses included $1.4 million and $3.1 million of the $1.7 million and $3.8 million of amortization of unearned stock-based compensation cost related to the assumption of options on the acquisition of Crystal Decisions. The total expense represented the realization of the benefit by the employee on vesting of a portion of these stock options, and was expensed by operating expense line associated with the employees’ department. There was no comparable expense during the three or six months ended June 30, 2003. Total operating expenses decreased as a percentage of total revenues by 1% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 despite the additional costs associated with the integration. Total operating costs decreased by $2.1 million to $156.5 million for the three months ended June 30, 2004 from $158.6 million for the three months ended March 31, 2004. On a constant currency basis against the three months ended March 31, 2004, total operating expenses would have been approximately $3.0 million higher than reported results for the three months ended June 30, 2004.

Sales and Marketing Expenses

     Sales and marketing expenses increased $81.8 million, or 71%, and decreased by 1% of total revenues in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Sales and marketing expenses increased $41.0 million, or 70%, and remained constant at 45% of total revenues for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The increase in absolute dollars for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily due to increased employee expenses, including commissions, resulting from the acquisition of Crystal Decisions and the resultant addition of approximately 650 sales and marketing employees.

     Sales and marketing expenses increased by $2.1 million, or 2%, in the three months ended June 30, 2004 from the three months ended March 31, 2004. On a constant currency basis against the three months ended March 31, 2004, we would have recorded an additional $1.7 million of expenses to those results reported for the three months ended June 30, 2004. For the three months ended June 30, 2004, sales and marketing costs increased as the result of additional headcount and travel expenses compared to the three months ended March 31, 2004. During the three months ended March 31, 2004, we incurred costs associated with the 2004 sales kickoff event and the marketing of our integrated product road map which did not recur in the three months ended June 30, 2004.

Research and Development Expenses

     Research and development expenses increased by $30.1 million, or 65%, and decreased by 2% of total revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Research and development expenses increased by $13.0 million, or 55%, and decreased by 2% of total revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. As the majority of research and development expenses relate to compensation, the majority of the increase was the resultant addition of approximately 450 research and development employees.

     Research and development expenses decreased by $3.2 million, or 8%, and decreased by 2% of total revenues in the three months ended June 30, 2004 from the three months ended March 31, 2004. The decrease in absolute dollars for the sequential quarter was the result of additional headcount reductions and related compensation savings in this group throughout the six months ended June 30, 2004. These reductions are in line with the restructuring plan set by management. We expect to gain further synergies as we develop one integrated product line and complete the remainder of the planned terminations. A large portion of our research and development activities are situated in Canada and France. As a result, we may experience either favorable or unfavorable impacts as the result of foreign exchange movements related to this expense. On a constant currency basis against the three months ended March 31, 2004, we would have recorded an additional $1.1 million of expenses to those results reported for the three months ended June 30, 2004.

General and Administrative Expenses

     General and administrative expenses increased by $22.2 million, or 118%, and increased by 1% as a percentage of total revenues in the six months ended June 30, 2004 from the six months ended June 30, 2003. General and administrative expenses increased by $8.6 million, or 81%, and increased by 1% as a percentage of total revenues in the three months ended June 30, 2004 from the three months ended June 30, 2003. These increases resulted from increased employee related costs, integration expenses, professional fees, consulting and the defense of legal proceedings, and an increase in bad debt expense for accounts receivable identified as doubtful, all primarily associated with our acquisition of Crystal Decisions.

     General and administrative expenses decreased by $2.5 million, or 11%, and decreased by 1% as a percentage of total revenues in the three months ended June 30, 2004 from the three months ended March 31, 2004. The decrease was the result of decreased headcount associated costs in the three months ended June 30, 2004, reduced bad debt expense, offset by additional legal fees in conjunction with the MicroStrategy suit and accounting fees related to various regulatory filings related to our annual general meeting. For both quarters in 2004, general and administrative expenses included amortization expense of approximately $0.3 million related to trade names acquired.

Restructuring Costs

     As disclosed in the section “Acquisitions and Restructuring Charges – Crystal Decisions Acquisition “Restructuring Costs Expensed under FAS 146” restructuring costs of $1.5 million were incurred during the three months ended June 30, 2004 related to additional expenses identified during the quarter associated with the integration. These charges were associated with the planned facility abandonment or closure of specific office locations occupied by Business Objects prior to the acquisition of Crystal Decisions. We currently anticipate that all planned closures will be completed by the end of 2004 at an additional cost of approximately $2.6 million.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net was comprised of the following:

	Three Months		Six Months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Net interest income	$0.8	$2.2	$1.7	$4.2
Patent infringement settlement income	1.8	1.7	3.6	3.5
Net foreign exchange gains (losses)	(2.3)	(0.3)	(9.1)	(0.3)

Interest and other income, net	$0.3	$3.6	$(3.8)	$7.4

     Net interest income decreased during the three and six months ended June 30, 2004 compared to the same periods in 2003, as the result of the combination of lower average balances of invested cash and short-term investments and lower interest rates over the comparative period. Net interest income remained consistent from the three months ended March 31, 2004 to the three months ended June 30, 2004.

     The patent infringement settlement income resulted from payments received on the settlement of our patent infringement lawsuit against Cognos for Cognos’ future use of our patented technology under U.S. Patent No. 5,555,403. The payment terms included the payment of $1.8 million each quarter commencing in the quarter ended September 30, 2002 up to and including the three months ended June 30, 2004. We do not expect any further income from this source.

Foreign Exchange Gains (Losses)

     The section “Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” describes the change in our operations related to foreign currency as a result of the acquisition of Crystal Decisions. For the three and six months ended June 30, 2003, net foreign exchange gains (losses) were minimized by the natural hedge of our revenues and expenses.

     During the six months ended June 30, 2004, we recognized $9.1 million of net foreign exchange losses, $6.8 million which were recognized in the three months ended March 31, 2004. The majority of this loss related to the translation of the U.S. dollar denominated intercompany loans into the local currencies of our subsidiaries. In order to mitigate the risk of these foreign exchange losses occurring in the future, in April 2004, we entered into forward contracts for the purchase of U.S. dollars, Canadian dollars and British pounds in exchange for euros at a future date to settle various intercompany loans. This future date coincides with the maturity of these intercompany loans. The majority of the net foreign exchange loss for the three months ended June 30, 2004 was attributable to the reversal of the March 31, 2004 unrealized gain of $3.4 million. This foreign exchange loss was partially offset by a gain on these forward contracts of $0.3 million in April 2004. At June 30, 2004, we held forward contracts to purchase U.S. $151.0 million, Cdn $9.9 million and £25.3 million against the euro to settle obligations under intercompany loans. Since the implementation of our forward contract strategy in May 2004, we do not anticipate material exchange gains or losses from intercompany loans.

     As our Canadian operations continue to incur more expenses than earn revenues, we hold forward contracts for the purchase of Canadian dollars. At June 30, 2004, we held forward contracts to purchase Canadian $70.1 million using U.S. dollars at various dates to December 13, 2004. Since the acquisition of Crystal Decisions, we have and expect to continue to recognize either foreign exchange gains or losses on a combination of events including forward exchange contract gains or losses settled during and outstanding at period end and other transactions involving the purchase of currencies.

Income Taxes

     Our effective tax rate was 38% for the three and six months ended June 30, 2004 and 2003. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

     The following table shows our cash flow and changes in cash, cash equivalents and short-term investments:

	For the Six Months ended
	June 30,
	2004	2003
	(in millions)
Cash flow provided by operations	$12.5	$56.6
Cash flow used in investing activities	(16.3)	(30.0)
Cash flow provided by (used in) financing activities	(33.3)	6.3
Effects of changes in foreign currency exchange rates on cash and equivalents	4.3	20.0
Increase (decrease) in short-term investments	—	29.5

Net increase (decrease) in cash, cash equivalents and short-term investments	$(32.8)	$82.4

     Operating Activities. Our principal source of liquidity has been our operating cash flow and funds provided by stock option exercises. During the six months ended June 30, 2004 we generated greater cash resources than we used from operations. The major uses of cash in the six months ended June 30, 2004 include: cash payments of approximately $13.0 million for restructuring charges; a net cash payment of $21.5 million in accrued payroll and related expense accruals which included severance payments to former employees, and cash payments of approximately $11.9 million for normal course tax liabilities.

     As a result of the integration of the two companies and the consolidation of certain portions of our collections team in the three months ended June 30, 2004, we collected less cash in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 which was reflected in the increase in days sales outstanding to 81 days at June 30, 2004, from 75 days at March 31, 2004 and 57 days at June 30, 2003. Our deferred revenue balance increased by $41.6 million from December 31, 2003 which comprises a large portion of the overall increase in cash provided by operations.

     Investing Activities. The decrease in net cash used in investing activities resulted from the absence of any net purchases of short-term investments in the six months ended June 30, 2004, which resulted in an increase in cash used of $25.3 million during the six months ended June 30, 2003. This decrease in net cash used for the six months ended June 30, 2004 was offset by greater capital expenditures during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Capital expenditures of $16.3 million for the six months ended June 30, 2004 included costs related to the continued implementation of financial systems and information technology infrastructure and the continued expansion of our facilities.

     Financing Activities. During the six months ended June 30, 2004, the net use in cash from financing activities related to the transfer of $33.3 million of cash to a restricted account in accordance with a pledge and security agreement to collateralize forward contracts, the repurchase of 1 million of our shares for $21.0 million, offset by cash received of $20.7 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. Our board of directors authorized the share repurchase of 3.5 million ordinary shares at prices not to exceed €25.00 per share on May 14, 2004, pursuant to the share repurchase program authorized by shareholders on May 15, 2003. These shares have been appropriately accounted for as treasury stock.

     During the six months ended June 30, 2003, we received cash of $6.3 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. The majority of the increase in cash provided by stock option exercises and stock purchases under our employee stock purchase plans for the six months ended June 30, 2004 results from exercises by former Crystal Decisions’ optionees. We expect this source of cash to vary because we cannot predict when our employees will exercise their stock options.

     Cash, cash equivalents and short-term investments totaled $202.6 million at June 30, 2004, a decrease of $32.8 million from December 31, 2003. Excluding the movement of the $33.3 million collateralized under the pledge and security agreement, cash and cash equivalents increased by $0.5 million from December 31, 2003 and decreased $10.0 million from March 31, 2004.

  Future Liquidity Requirements

     Changes in the demand for our products and services could impact our operating cash flow. However, based on our forecasts, we believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements (for working capital, capital expenditures and lease commitments) for the foreseeable future. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances which we believe would be available on reasonable terms. In order to provide flexibility to obtain cash on a short-term basis, we obtained a €60 million line of credit in the three months ended December 31, 2003 which can be drawn in euros, U.S. dollars or Canadian dollars to support our cash management practices. At June 30, 2004 and December 31, 2003, no balance was outstanding under this line of credit.

     On April 28, 2004, we entered into a pledge and security agreement covering certain forward contract services. In order to secure this agreement we were required to maintain $33.3 million at June 30, 2004 in a money market fund with the bank as collateral. This agreement grants the bank a security interest in the collateral as security for the prompt performance of all obligations with respect to, or arising out of, the foreign exchange agreements. On July 28, 2004, we signed a first amendment to this agreement that changes the requirement to hold the $33.3 million. On July 28, 2004 and thereafter the agreement requires us to hold a balance equal to 10% of the aggregate amount of all foreign exchange transactions entered into with the bank. Based on our outstanding forward contracts at July 31, 2004 with the bank, our restricted cash will be reduced to $22.9 million.

     Our contractual obligations have not changed materially from those presented as of December 31, 2003 in our Annual Report on Form      10-K.

Guarantees

     From time to time, we enter into certain types of contracts that require us to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us; and (iii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our balance sheets as of June 30, 2004 or at December 31, 2003.

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

     Other Liabilities and Other Claims. We are responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, we measured the fair value of these obligations at period end. We recorded approximately $0.2 million of expenses related to one lease which we vacated in the three months ended June 30, 2004. No other amounts were determined to be material at June 30, 2004 and at December 31, 2003.

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

     During the six months ended June 30, 2004, an adjustment was made to the net tangible assets acquired to increase goodwill. This increase was the result of increases in estimates of liabilities that existed at the date of purchase consisting mainly of a $9.0 million increase in income taxes payable and $1.1 million for the under accrual of various liabilities and certain restructuring costs. The purchase price allocation is preliminary and the final amounts of net tangible assets and estimated transaction costs may change based on new information during the purchase price allocation period. We expect, with the exception of items related to open tax years, that the purchase price allocation period will end prior to the end of 2004.

     Restructuring. Prior to the acquisition of Crystal Decisions, we began to assess and formulate a plan to restructure the combined company’s operations to eliminate duplicative activities, focus on strategic products and reduce the company’s cost structure. Our board of directors approved and committed to the plan shortly after we completed the acquisition. The restructuring charge is discussed in detail in Note 8 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

     The restructuring accruals were based on our best estimates. However, if actual amounts paid for Crystal Decisions restructuring activities differ from those we estimated, then the purchase price allocation may be adjusted in future periods. If actual amounts paid for the restructuring related to the pre-acquisition Business Objects organization differ from those we estimated, then our liability would be adjusted as an increase or decrease to expense in the period that we change the estimate.

     Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition

     In December 2003, we accrued severance and other related benefits in connection with the involuntary termination of 194 Crystal Decisions’ employees and other restructuring costs in connection with the abandonment of facilities. Qualifying restructuring costs related to Crystal Decisions were accounted for in the purchase price allocation. During the three months ended March 31, 2004, we paid approximately $4.7 million in severance and other related benefits to 65 employees, and $0.2 million in net minimum lease payment and settlement costs related to properties vacated. During the three months ended June 30, 2004, we paid approximately $2.9 million to 63 employees across all regions, and $0.1 million in net minimum lease payment and settlement costs related to properties vacated. We expect to pay the remaining liability during 2004 as employees are terminated and facilities are vacated.

     The balance of accrued restructuring charges included as a cost of acquisition related to Crystal Decisions were as follows at June 30, 2004 (in millions):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total
Restructuring charge at December 2003	$10.8	$2.7	$13.5
Cash payments during 2003	(1.1)	—	(1.1)

Balance at December 31, 2003	$9.7	$2.7	$12.4

Cash payments during period	(4.7)	(0.2)	(4.9)
Impact of foreign currency exchange rates on translation of accrual	(0.5)	—	(0.5)

Balance at March 31, 2004	$4.5	$2.5	$7.0

Cash payments during period	(2.9)	(0.1)	(3.0)
Adjustment to the original plan	0.5	—	0.5
Additional restructuring charges accrued during three months ended June 30, 2004 included in operating expenses	—	(0.3)	(0.3)

Balance at June 30, 2004	$2.1	$2.1	$4.2

     Restructuring Costs Expensed Under FAS 146

     As a result of the acquisition of Crystal Decisions, we accrued approximately $7.8 million of expenses related to restructuring costs for severance and other related benefits for 159 Business Objects’ employees across all functions worldwide. During the three months ended March 31, 2004, the accrual was reduced by $2.9 million in cash payments related to the termination of 52 of these employees. During the three months ended June 30, 2004, we paid cash of $1.8 million related to the termination of 34 employees. We anticipate paying the remaining balance during the remainder of the year. These costs will be recognized as the facilities are vacated during 2004 as required by FAS 146.

     The balance of accrued restructuring costs associated with Business Objects’ employees prior to our acquisition of Crystal Decisions was as follows at June 30, 2004 (in millions):

Employee
Severance and
Other Related
Benefits
Restructuring costs	$7.8
Less: non-cash stock based compensation expense	(0.3)
Impact of foreign currency exchange rates on translation of accrual	0.3

Balance of December 31, 2003	$7.8

Cash payments during the period	(2.9)
Impact of foreign currency exchange rates on translation of accrual	0.1

Balance at March 31, 2004	$5.0

Cash payments during the period	(1.8)
Additional restructuring charges accrued during the three months ended June 30, 2004 included in operating expenses	(0.2)
Impact of foreign currency exchange rates on translation of accrual	—

Balance at June 30, 2004	$3.0

Acta Technology, Inc. (“Acta”) Acquisition

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

     Restructuring. Immediately prior to our acquisition of Acta, Acta’s board of directors and management initiated and approved plans to restructure Acta’s operations. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with existing general economic conditions. Acta capitalized approximately $13.5 million of restructuring costs which were recorded as liabilities as part of the purchase price allocation. The restructuring liability consisted primarily of severance and other employee benefits and the costs of vacating duplicate facilities.

     During 2003 the lease for Acta’s Mountain View, California facility was terminated through an action to take the property by eminent domain by the Santa Clara Valley Transportation Authority. Upon termination of the lease, the remaining $2.7 million accrual related to this facility was reversed as an adjustment to goodwill. The balance of the accrued restructuring charges was capitalized as a cost of acquisition and was as follows to June 30, 2004 was (in millions):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	other related	of Property and
	benefits	Equipment	Total
Restructuring charge at August 2002	$4.4	$9.1	$13.5
Cash payments during 2002	(4.4)	(1.1)	(5.5)
Non-cash charges	—	(1.2)	(1.2)

Balance at December 31, 2002	$—	$6.8	$6.8

Net cash payments during 2003	—	(3.4)	(3.4)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2.7)	(2.7)

Balance at December 31, 2003	$—	$0.7	$0.7

Cash payments during period	—	(0.1)	(0.1)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at March 31, 2004	$—	$0.6	$0.6

Cash payments during period	—	(0.1)	(0.1)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at June 30, 2004	$—	$0.5	$0.5

     The remaining accrual of $0.5 million at June 30, 2004 represents estimated future minimum lease payments for Acta’s U.K. facility, which includes payments until 2005.

Other Restructuring Costs

     In 2002, we implemented a restructuring plan to eliminate approximately 50 positions in our European field operations to better align the revenue and cost structure in Europe in response to the region’s overall weak IT spending environment. In addition, we eliminated excess office space in France, Italy, Spain and Switzerland. The total expense related to the involuntary termination of employees and the exit of facilities was $3.9 million. The remaining $0.5 million accrual as of June 30, 2004 represented estimated remaining legal costs or payments to terminated employees who have initiated claims against us. We do not anticipate that there will be a resolution to these claims until at least the fourth quarter of 2004. The change in the balance from December 31, 2003 is due solely to the foreign currency revaluation of this amount.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements at June 30, 2004 or at December 31, 2003.

Critical Accounting Policies

     We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2004 to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Pronouncements

     Share Based Payments. On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statements of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The FASB has concluded that a binomial model such as a lattice model is preferred over the Black-Scholes valuation model in determining the fair value of an option at grant date. The comment period for the exposure draft ended on June 30, 2004. We are investigating what impact the adoption of the exposure draft will have on our financial position and results of operations.

     Disclosure Requirements Related to Pensions and Other Postretirement Benefits. In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit — an amendment of FASB Statements No. 87, 88, and 106” (“FAS 132R”). A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. The statement does not change the measurement or recognition provisions for pensions and other postretirement benefits. This statement was effective for fiscal years ended after December 15, 2003, except in cases where a company only has a foreign plan, in which case the statement is effective for interim periods beginning after June 15, 2004. We currently only have a foreign plan.

Factors Affecting Future Operating Results

  Risks Related to the Crystal Decisions Acquisition

We may not realize the benefits that we anticipated from our acquisition of Crystal Decisions within the time periods or to the extent that we expected because of integration and other challenges.

     On December 11, 2003, we acquired Crystal Decisions. If we fail to successfully integrate Crystal Decisions into our operations or fail to realize any of the anticipated benefits of the acquisition, our business and results of operations severely could be harmed. Realizing the benefits of the acquisition will depend in part on the integration of our operations, people and technology. This integration effort is a complex, time-consuming and expensive process that could significantly disrupt our business. We may be unable to integrate the two companies successfully in a timely manner or to the extent we expected.

     Combining our product offerings is a complex and lengthy process involving a number of intermediate steps in which we will seek to achieve increasing degrees of integration of our products. We have informed our customers of our expected timing for various key milestones in our product integration efforts. Technical or other challenges in integrating our future products could delay or prevent the successful integration of our products or cause us to incur unanticipated costs. If we fail to achieve one or more of these milestones as planned, then our ability to market our products and our revenues and operating results could be seriously harmed. Our customers can elect to continue to use stand-alone products for some time and we may not be able to convince them to adopt our combined product. As a result, we may have to continue to support multiple products.

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

     The challenges involved in this integration effort also include the following:

•	demonstrating to our customers that the acquisition will not result in adverse changes in our client service standards or business focus;

•	consolidating and rationalizing information technology, enterprise resource planning and administrative infrastructures while avoiding significant errors, delays or other breakdowns in our business processes such as order processing or technical support; and

•	managing a more complex corporate structure that requires additional resources for such responsibilities as tax planning, foreign currency management, financial reporting and risk management.

The market price of our shares may decline as a result of our acquisition of Crystal Decisions.

     A number of factors could cause the market price of our shares to decline as a result of our acquisition of Crystal Decisions, including if:

•	our integration effort is not completed in a timely and efficient manner;

•	preserving distribution, marketing or other important relationships of both companies and resolving potential conflicts that may arise;

•	coordinating and rationalizing research and development efforts to integrate our overlapping products and technologies successfully;

•	integrating the research and development teams, which is made more difficult because they are located in disparate geographies;

•	aligning the business cultures of the two companies while maintaining employee morale and retaining key employees;

•	dedicating significant management attention and financial resources needed to integrate the two companies without harming existing businesses;

•	our assumptions about the business model and operations of Crystal Decisions were incorrect, or its role in our business does not develop as we planned;

•	the effect of the Crystal Decisions acquisition on our financial results is not consistent with the expectations of financial or industry analysts; or

•	shareholders that hold relatively large interests in our company decide to dispose of their shares because the results of the acquisition are not consistent with their expectations.

Charges to earnings resulting from our acquisition of Crystal Decisions may adversely affect the market value of our shares.

     We have accounted for our acquisition of Crystal Decisions using the purchase method of accounting in accordance with U.S. GAAP. The portion of the estimated purchase price allocated to in-process research and development was expensed in the quarter ended December 31, 2003. We expect to incur additional depreciation and amortization expense over the useful lives of certain intangible assets acquired in connection with the acquisition, which will reduce our operating results through 2008. In addition, we recorded goodwill of $978 million in connection with the acquisition. If this goodwill, other intangible assets with indefinite lives or other assets acquired in the acquisition become impaired, we may be required to incur material charges relating to the impairment of those assets. Any significant impairment charges will have a negative effect on our operating results and could reduce the market price of our shares.

     We have incurred and expect to incur additional restructuring expenses during 2004, which we currently estimate to be $2.6 million. We cannot be sure that these expenses and charges will not be higher than we currently anticipate. These and any additional restructuring or operating expenses and charges could adversely affect our results of operations.

Our acquisition of Crystal Decisions could have an adverse effect on our revenues and profitability in the near term if customers delay, defer or cancel purchases as a result of the transaction.

     In response to our acquisition of Crystal Decisions and our product transition announcements, customers may seek to cancel existing purchases or delay or defer purchasing decisions which could have an adverse effect on our business. Prospective customers could decide not to purchase our products or services until we release one or more future products that integrate capabilities and features of both Business Objects’ and Crystal Decisions’ products. Although we anticipate releasing an integrated product line in late 2004, some customers may elect to continue using the old Business Objects’ or Crystal Decisions’ stand alone products for sometime or may never adopt our integrated product line. In addition, prospective customers could be reluctant to purchase licenses for our products or services if the customers are uncertain about our strategic direction, the continuation of specific product offerings or our willingness to support and maintain existing products. These factors could cause a significant customer or a significant number of customers not to purchase or to delay purchase decisions, which could have an adverse effect on our results of operations and quarterly revenues such that they could be substantially below the expectations of market analysts, which could reduce the market price of our shares.

Uncertainty regarding the effects of our acquisition of Crystal Decisions could cause our strategic partners or key employees to make decisions that could adversely affect our business and operations.

     Some of our original equipment manufacturers, distributors and other strategic partners could decide to terminate their existing arrangements, or fail to renew those arrangements, as a result of our acquisition of Crystal Decisions. In addition, our key employees may decide to terminate their employment due to the acquisition and other employees may experience uncertainty about their future with us, which could adversely affect our ability to retain key management, sales, technical and marketing personnel.

  Risks Related to Our Business

Our quarterly operating results will be subject to fluctuations.

     Historically, both our quarterly operating results and Crystal Decisions’ quarterly operating results have varied substantially from quarter to quarter, and we anticipate that this will continue as we operate as a combined company. The fluctuation occurred principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we expect to receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until the fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchasing decisions in anticipation of our integrated product line, which reflects both Business Objects’ and Crystal Decisions’ products, other new products, product enhancements or platforms or in response to announced pricing changes by us or our competitors;

•	we expect our revenues may vary based on the mix of products and services of, and the amount of consulting services, our customers order;

•	we depend in part on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we expect our revenues to be sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise.

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

     Our operating results may be below the expectations of public market analysts and investors; and therefore, the market price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations in recent periods, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. The market fluctuations have affected our stock price in the past and could continue to affect our stock price in the future. The market price of our common stock may be affected by the following factors:

•	announcements of our quarterly operating results and expected results of the future periods;

•	announcements of our competitors or customers’ quarterly operating results, and expected results of future periods;

•	changes in revenues and earnings estimates by securities analysts; and

•	addition of significant new customers or loss of current customers.

We may be unable to sustain or increase our profitability.

     While we were profitable in our most recent quarter, our ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. In addition, our ability to achieve synergies as a result of our acquisition of Crystal Decisions will affect our profitability. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are insufficient for us to sustain profitability.

If we overestimate revenues, we may be unable to reduce our expenses to avoid or minimize a negative impact on our quarterly results of operations.

     Our revenues will be difficult to forecast and are likely to fluctuate significantly from quarter to quarter. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues, which could then harm our business, results of operations and financial condition.

     In addition, because our costs will be relatively fixed in the short term, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly results of operations if anticipated revenues are not realized. As a result, our quarterly results of operations could be worse than anticipated.

Changes to current accounting policies could have a significant effect on our reported financial results or the way in which we conduct our business.

     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by the changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities; and

•	accounting for goodwill and other intangible assets.

     Changes in these or other rules, or the questioning of current practices, may have a significant adverse effect on our reported operating results or in the way in which we conduct our business.

Our market is highly competitive and competition could harm our ability to sell products and services and reduce our market share.

     The market in which we compete is intensely competitive, highly fragmented and characterized by changing technology and evolving standards. Our competitors may announce new products, services or enhancements that better meet the needs of customers. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

     Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, some of these competitors may enjoy greater name recognition and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. Moreover, some of our competitors, particularly companies that offer relational database management software systems, enterprise resource planning software systems and customer relationship management systems may have well-established relationships with some of our existing and targeted customers. This competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced revenues, reduced gross margins and, ultimately, reduced market share.

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

     We have strategic relationships with Microsoft and SAP that enable us to bundle our products with those of Microsoft and SAP, and we are also developing certain utilities and products to be a part of Microsoft’s and SAP’s products. We will have limited control, if any, as to whether Microsoft or SAP will devote adequate resources to promoting and selling our products. Microsoft and SAP have designed their own business intelligence software. If either Microsoft or SAP reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or increases its selling efforts of its own business intelligence software, our revenues and operating results may be reduced. For example, recently Microsoft began actively marketing its reporting product for its SQL server business intelligence platform.

We sell products only in the business intelligence software market; if sales of our products in this market decline, our operating results will be harmed.

     We generate substantially all of our revenues from licensing, support and services in conjunction with the sale of our products in the business intelligence software market. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the business intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or other reasons, our operating results would suffer.

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

Our software may have defects and errors that may lead to a loss of revenues or product liability claims.

     Our products and platforms are internally complex and may contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered after commercial release of either new versions or enhancements of our products and platforms:

•	potential customers may delay purchases;

•	customers may react negatively, which could reduce further sales;

•	our reputation in the marketplace may be damaged;

•	we may have to defend product liability claims;

•	we may be required to indemnify our customers, distributors, original equipment manufacturers or other resellers;

•	we may incur additional service and warranty costs; and

•	we may have to divert additional development resources to correct the defects and errors, which may result in delay of new product releases or upgrades.

     If any or all of the foregoing occur, we may lose revenues, incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

We may have difficulties providing and managing large-scale deployments, which could cause a decline or delay in recognition of our revenues and an increase in our expenses.

     We may have difficulty managing the timeliness of our large-scale deployments and our internal allocation of personnel and resources. Any difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services, which could cause a decline in or delay in recognition of revenues, and could cause us to increase our research and development and technical support costs, either of which could adversely affect our operating results.

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

     The market for business intelligence software is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. To be successful, we must develop new products, platforms and enhancements to our existing products that keep pace with technological developments, changing industry standards and the increasingly sophisticated requirements of our customers. If we are unable to respond quickly and successfully to these developments and changes, we may lose our competitive position. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Further, if we do not adequately time the introduction or the announcement of new products or enhancement, to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements, our customers may defer or forego purchases of our existing products.

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

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleges that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 was scheduled to begin June 14, 2004. On June 7, 2004, the Court sent a letter to all counsel informing the parties that the Court was of the opinion that summary judgment should be granted in our favor as to infringement. As a consequence, the Court canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortuous interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. Trial of the trade secret claim for injunctive relief and the sole remaining damages claim for tortious interference with contractual relations started on October 20, 2003. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued a formal opinion and order rejecting all of MicroStrategy’s claims for misappropropriation of trade secrets except for a finding that a former employee of the company had misappropriated two documents. The Court issued a very limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorney fees. The Court’s finding and injunction as to the two documents will not affect in any manner our ability to sell or support our products.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleges that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. Our investigation of this matter and discovery are at a preliminary stage. We intend vigorously to defend this action. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

     We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue vigorously to defend the actions. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to certain of these suits is ongoing, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy.

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

We are a party to litigation with Vedatech Corporation and, in the event of an adverse judgment against us, we may have to pay damages, which could adversely affect our financial position and results of operations.

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

     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English Court. In October 2003, Crystal Decisions (UK), Crystal Decisions (Japan) K.K. and Crystal Decisions, Inc. filed an application with the High Court of Justice claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place on various dates between January 29 and March 9, 2004. On August 3, 2004, the U.K. High Court of Justice granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending.

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

     On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleges that the Acta software products infringe Informatica’s U.S. Patents Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court has vacated the August 16, 2004 trail date previously set and a trial date will probably not be set again until the Court issues its claim construction order. We intend vigorously to defend the action. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

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

     In addition, the laws of many countries do not protect intellectual property rights to as great an extent as those of the United States and France. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary technology due to piracy and misappropriation. For example, we recently began doing business in the Peoples Republic of China where the status of intellectual property law is unclear and we may expand our presence there in the future.

     Although our name, together with our logo, is registered as a trademark in France, the United States and a number of other countries, we may have difficulty asserting our trademark rights in the name “Business Objects” because some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police the unauthorized use of our name or otherwise prevent our name from becoming a part of the public domain.

     We are involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. For example, we are currently involved in a patent infringement action against MicroStrategy.

Third parties have asserted that our technology infringes upon their proprietary rights, and others may do so in the future, which has resulted in costly litigation and could adversely affect our ability to distribute our products.

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

     The potential effects on our business operations resulting from third party infringement claims that have been filed against and may be filed against us in the future include the following:

•	we could be forced to cease selling or delay shipping our products;

•	we would be forced to commit management resources in defense of the claim;

•	we may incur substantial litigation costs in defense of the claim;

•	we may have to expend significant development resources to redesign our products; and

•	we may be required to enter into royalty and licensing agreements with such third party under unfavorable terms.

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

     Although no one of our resellers currently accounts for a material percentage of our total revenues, if one or more of our other large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us. We had no customers who accounted for 10% or more of our sales in the three or six months ended June 30, 2004 or 2003.

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

     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies and product lines into our organization. If our integration of future acquisitions is unsuccessful, our business will suffer. Furthermore, there is the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

Our executive officers and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

     Our success depends upon a number of key management, sales, technical and other critical personnel, including our co-founder, Bernard Liautaud, who is our chairman of the board of directors and chief executive officer, the loss of whom could adversely affect our business. The loss of the services of any key personnel or the inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, the successful completion of company initiatives and the results of our operations. For example, we recently announced that John Olsen, our Chief Operating Officer, will be leaving the company at the end of the third quarter and we cannot be certain we will be able to find a qualified replacement for him in a timely manner. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.

     In addition, historically we have provided stock-based compensation, such as stock option grants and the availability of discounted shares in our Employee Stock Purchase Plan, as an important incentive for our employees. Reductions in our stock-based compensation practices due to unfavorable accounting rules may make it more difficult for us to attract and retain employees, which may negatively affect our ability to manage and operate our business. In addition, the volatility of our stock price may from time to time adversely affect our ability to retain or attract key employees.

We have multinational operations that are subject to risks inherent in international operations.

     We have significant operations outside of France and the United States including development facilities, sales personnel and customer support operations. Our international operations are subject to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed development centers;

•	potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	lack of experience in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs;

•	foreign laws and other government controls, such as trade and employment restrictions;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political instability in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

     These factors could have an adverse effect on our business, results of operations and financial condition.

Fluctuations in exchange rates between the euro, the U.S. dollar and the Canadian dollar, as well as other currencies in which we do business, may adversely affect our operating results.

     We may experience substantial foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. We incur Canadian dollar expenses that are substantially larger than our Canadian dollar revenues, and we generate a substantial portion of our revenues and expenses in currencies other than the U.S. dollar. We may experience foreign exchange gains and losses on a combination of events including translation of foreign denominated amounts to the local currencies, forward exchange contract gains or losses settled during and outstanding at period end and other transactions involving the purchase of currencies.

     During the six months ended June 30, 2004, we recognized $9.1 million in net foreign exchange losses, $6.8 million which were recognized in the three months ended March 31, 2004. While we believe we have put into place a strategy to mitigate these risks in the future, we cannot ensure that we will not recognize gains or losses from other transactions. Failure to hedge successfully or otherwise manage foreign currency risks properly could adversely affect our operating results. We cannot predict the change in foreign currency exchange rates in the future.

Business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

     A number of factors, including natural disasters, computer viruses or failure to successfully upgrade and improve operational systems to meet evolving business conditions, could disrupt our business, which could seriously harm our revenues or financial condition and increase our costs and expenses. For example, some of our offices are located in potential earthquake or flood zones that could subject these offices, product development facilities and associated computer systems to disruption.

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

     In addition, experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or temporarily disrupt our operations. As a result, we could incur significant expenses in addressing problems created by security breaches of our own network. The costs to eliminate computer viruses and alleviate other security problems could be significant. The efforts to address these problems could result in interruptions, delays or cessation of our operations. Further, we work continually to upgrade and enhance our computer systems and anticipate implementing several system upgrades during the coming years. Failure to smoothly migrate existing systems to newer systems could cause business disruptions.

     Even short-term disruptions from any of the above mentioned causes or other causes could result in revenue disruptions, delayed product deliveries or customer service disruptions, which could result in decreases in revenues or increases in costs of operations.

The SEC inquiry has required, and may continue to require, management time and legal expense.

     On August 3, 2004, we received a letter from the Staff of the Securities and Exchange Commission, commonly referred to as a “Wells letter”, notifying us that it intends to recommend that an action be brought against us for violations of periodic reporting provisions of the securities laws including, Section 13(a) of the Securities and Exchange Act of 1934 and Exchange Act Rules 12b-20, 13a-1, 13a-13, and    13b2-1. The Staff has indicated to us that it does not intend to pursue an action based on the anti-fraud provisions of the securities laws, nor does the Staff intend to recommend an action be brought against any of our officers or directors. We previously disclosed the existence of an informal SEC inquiry concerning our backlog practices and we believe the proposed action relates to our disclosure practices concerning our backlog of unshipped orders. We will be given an opportunity to respond to this notice and intend vigorously to defend the action. While we believe our practices are proper and in accordance with U.S. GAAP and the securities laws, we can give no assurance as to the outcome of this inquiry.

We have been named as a party to several class action lawsuits and shareholder derivative actions which could result in significant management time and attention, result in significant legal expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.

     We have received numerous “class action” complaints alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934. In addition, two purported shareholder derivative actions have been filed against certain of our officers and directors. Defending any such litigation is costly and may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome could have a material adverse affect on our liquidity, financial position or results of operations.

  Risks Related to Ownership of Our Ordinary Shares or ADSs

New SAC and certain of its affiliates own a substantial percentage of our shares and their interests could conflict with those of our other shareholders. In addition, if New SAC and these other parties were to sell significant amounts of these shares in the future it could adversely affect the market price of our shares.

     New SAC and certain of its affiliates own a significant percentage of our company as a result of our aquisition of Crystal Decisions. As of August 4, 2004, New SAC and certain of its affiliates beneficially owned approximately 17% of our shares. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by New SAC and these other parties, or the prospect of these sales, could adversely affect the market price of our shares.

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

     Under the terms of the deposit agreement relating to our ADSs, if a holder of ADSs fails to instruct the depositary in a timely and valid manner how to vote such holder’s ADSs with respect to a particular matter, the depositary will deem that such holder has given a proxy to the chairman of the meeting to vote in favor of each proposal recommended by our board of directors and against each proposal opposed by our board of directors and will vote the ordinary shares underlying the ADSs accordingly. This provision of the depositary agreement could deter or delay hostile takeovers, proxy contests and changes in control or management of our company.

Holders of our shares have limited rights to call shareholders’ meetings or submit shareholder proposals, which could adversely affect their ability to participate in governance of our company.

     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a court-appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,191,308 ordinary shares based on our share capital as of June 30, 2004. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,775,787 ordinary shares based on our company’s voting rights as of June 30, 2004, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

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

Fluctuation in the value of the U.S. dollar relative to the euro may cause the price of our ordinary shares to deviate from the price of our ADSs.

     Our ADSs trade in U.S. dollars and our ordinary shares trade in euros. Fluctuations in the exchange rates between the U.S. dollar and the euro may result in temporary differences between the value of our ADSs and the value of our ordinary shares, which may result in heavy trading by investors seeking to exploit such differences.

We have not distributed dividends to our shareholders and do not anticipate doing so in the near future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes. For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for 2003. Aside from the change in foreign exchange risk as a result of our obligation to settle intercompany loans, we believe there have been no significant changes in our market risk during the three months ended June 30, 2004 as compared to what was previously disclosed in our Annual Report for 2003. In addition, further information on the impact of foreign currency exchange rate fluctuation is further described in Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” to this Form 10-Q.

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

     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding this Item may be found in Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This information is incorporated by reference to this Item.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table provides information with respect to purchases we made of our ordinary shares during the three months ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share (A)	Program (B)	the Program (B)
Balance at March 31, 2004	—	$—	—	5,000,000
April 1 to April 30, 2004	—	—	—	5,000,000
May 1 to May 31, 2004	1,000,000	20.95	1,000,000	4,000,000
June 1 to June 30, 2004	—	—	—	8,400,000

Total	1,000,000	$20.95	1,000,000	8,400,000

(A)	Average price paid per share of €17.51 per ordinary share or U.S. dollar equivalent of $20.95 per ordinary share.

(B)	At our ordinary and extraordinary general meeting of shareholders on May 15, 2003, our shareholders approved a share repurchase program for the repurchase of up to 5.0 million ordinary shares at a purchase price of at or below €25.00 per share. The authorization for this program was valid for a period of 18 months and was to expire on November 15, 2004. On June 10, 2004, our shareholders approved a renewal of this authorization in order to authorize the Board to repurchase a maximum of 8.4 million ordinary shares, at a maximum purchase price of €35.00 per share (excluding costs) or its U.S. dollar equivalent. The shareholders approved this proposal which voids and replaces the authorization approved by our shareholders on May 15, 2003. This new authorization is valid for 18 months and will expire on December 10, 2005.

Item 4. Submissions of Matters to a Vote of Security Holders

     An ordinary and extraordinary annual general meeting of shareholders of Business Objects was held on June 10, 2004 at 2:00 p.m., Paris time, at which meeting our shareholders took the following actions.

Within the authority of the Ordinary Shareholders’ Meeting, the following items were voted on:

1.	Approval of the statutory financial statements for the fiscal year ended December 31, 2003.

For	44,258,225
Against	52,112
Abstain	9,518

2.	Approval of the consolidated financial statements for the fiscal year ended December 31, 2003.

For	44,130,791
Against	24,984
Abstain	164,080

3.	Allocation of earnings for the fiscal year ended December 31, 2003.

For	44,125,233
Against	33,042
Abstain	161,580

4.	Renewal of the term of office of Mr. Arnold Silverman as Director.

For	44,120,424
Against	34,804
Abstain	164,627

5.	Renewal of the term of office of Mr. Albert Eisenstat as Director.

For	43,714,007
Against	440,579
Abstain	165,269

6.	Renewal of the term of office of Mr. Bernard Charlès as Director.

For	44,285,459
Against	28,473
Abstain	5,923

7.	Appointment of Mr. Kurt Lauk as Director.

For	44,148,180
Against	162,382
Abstain	9,293

8.	Ratification of regulated agreements.

For	43,534,035
Against	28,433
Abstain	9,917

9.	Approval of a regulated agreement.

For	40,296,949
Against	3,265,911
Abstain	9,525

10.	Authorization granted to the Board of Directors to repurchase Ordinary Shares of the Company.

For	42,253,869
Against	1,904,996
Abstain	160,990

Within the authority of the Extraordinary Shareholders’ Meeting, the following items were voted on:

11.	Authorization granted to the Board of Directors to reduce the share capital by cancellation of treasury shares.

For	44,121,420
Against	36,969
Abstain	161,466

12.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 45,000 Ordinary Shares reserved for Mr. Arnold Silverman.

For	39,072,536
Against	5,238,292
Abstain	9,024

13.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 45,000 Ordinary Shares reserved for Mr. Albert Eisenstat.

For	38,917,419
Against	5,240,633
Abstain	161,800

14.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 45,000 Ordinary Shares reserved for Mr. Bernard Charlès.

For	38,921,465
Against	5,390,579
Abstain	7,808

15.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 45,000 Ordinary Shares reserved for Mr. Kurt Lauk.

For	39,405,429
Against	4,906,331
Abstain	8,095

16.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 30,000 Ordinary Shares reserved for Mr. Gerald Held.

For	39,400,053
Against	4,757,835
Abstain	161,967

17.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 30,000 Ordinary Shares reserved for Mr. Jean-François Heitz.

For	38,917,882
Against	5,240,188
Abstain	161,785

18.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 30,000 Ordinary Shares reserved for Mr. David Peterschmidt.

For	39,074,353
Against	5,238,788
Abstain	6,714

19.	Authorization granted to the Board of Directors to issue warrants to subscribe up to 30,000 Ordinary Shares reserved for Mr. David J. Roux.

For	39,003,508
Against	5,153,755
Abstain	162,592

20.	Authorization granted to the Board of Directors to increase the share capital through the issuance of up to 100,000 Ordinary Shares reserved to the members of the Business Objects Employee French Savings Plan.

For	43,894,201
Against	263,620
Abstain	162,034

21.	Re-affirmation of the price-setting conditions of Ordinary Shares reserved for issuance under the 1995 International Employee Stock Purchase Plan, as authorized by the combined shareholders’ meeting of May 15, 2003 and December 11, 2003.

For	42,753,059
Against	1,404,323
Abstain	162,473

22.	Authorization granted to the Board of Directors to increase the share capital through the issuance of up to 325,000 Ordinary Shares, the subscription to which is reserved to the Business Objects S.A. Employee Benefits Trust under the 1995 International Employee Stock Purchase Plan.

For	42,903,815
Against	1,409,146
Abstain	6,894

23.	Authorization granted to the Board of Directors to increase the share capital through the issuance of up to 475,000 Ordinary Shares, the subscription to which is reserved to the 2004 Business Objects S.A. Employee Benefits Trust under the 2004 International Employee Stock Purchase Plan.

For	42,901,117
Against	1,410,649
Abstain	8,089

24.	Authorization granted to the Board of Directors to increase the share capital by issuance of 2,500,000 Ordinary Shares, the subscription to which is reserved to Business Objects Employee Benefit Sub-Plan Trust under the 2001 Stock Option Plan.

For	40,762,808
Against	3,392,655
Abstain	164,392

25.	Authorization granted to the Board of Directors to amend the 2001 Stock Option Plan to rename it the “2001 Stock Incentive Plan” and to approve the adoption of the Subsidiary Stock Incentive Sub-Plan under the 2001 Stock Incentive Plan.

For	39,199,410
Against	4,958,196
Abstain	162,249

26.	Authorization granted to the Board of Directors to issue Ordinary Shares or other securities giving immediate or deferred access to the Company’s share capital, with preferential subscription rights.

For	44,277,385
Against	36,102
Abstain	6,368

27.	Authorization granted to the Board of Directors to issue Ordinary Shares or other securities giving immediate or deferred access to the Company’s share capital, without preferential subscription rights.

For	42,453,194
Against	1,859,926
Abstain	6,735

28.	Authorization granted to the Board of Directors to increase the share capital of the Company by incorporation or reserves, profits and premiums.

For	44,038,396
Against	118,070
Abstain	163,389

29.	Authorization granted to the Board of Directors to increase share capital reserved for subscription by qualified institutional buyers.

For	39,722,577
Against	4,434,858
Abstain	162,420

30.	Authorization granted to the Board of Directors to increase share capital reserved for subscription by present and future members of the Board of Directors of the Company.

For	40,813,633
Against	3,496,580
Abstain	9,642

31.	Approval of the amendment of the articles of association of the Company such that they are in conformity with the new provisions of the French Commercial Code, as amended by the French Law 2003-706 of August 1, 2003 on Financial Security.

For	40,457,670
Against	3,856,190
Abstain	5,995

32.	Approval of the amendment of the nineteenth paragraph of article 6 of the articles of association relating to the cancellation of warrants.

For	40,870,922
Against	3,437,783
Abstain	11,150

Within the authority of the Ordinary Shareholders’ Meeting, the following items were voted on:

33.	To grant full powers of attorney to carry out registrations and formalities.

For	44,282,475
Against	28,493
Abstain	8,887

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description
3.1	Bylaws of the Company, as amended June 15, 2004 (English translation)

10.51	Pledge and Security Agreement dated April 28, 2004 between Business Objects Americas and Comerica Bank

10.51.1	First Amendment to Pledge and Security Agreement dated July 28, 2004 between Business Objects Americas and Comerica Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b)	Reports on Form 8-K

Date Filed or
Furnished	Item No.	Description of Form 8-K Report
April 29, 2004	Items 7 and 12	The Company announced its results for three months ended March 31, 2004.
May 18, 2004	Items 7 and 9	The Company filed a press release announcing the authorization of a share repurchase by the Company’s Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.
(Registrant)

Date: August 9, 2004	By:	/s/ Bernard Liautaud

Bernard Liautaud
Chairman of the Board and
Chief Executive Officer

Date: August 9, 2004	By:	/s/ James R. Tolonen

James R. Tolonen
Chief Financial Officer and
Senior Group Vice President

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Bylaws of the Company, as amended June 15, 2004 (English translation)

10.51	Pledge and Security Agreement dated April 28, 2004 between Business Objects Americas and Comerica Bank

10.51.1	First Amendment to Pledge and Security Agreement dated July 28, 2004 between Business Objects Americas and Comerica Bank

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).