Form 10-Q
period 2004-09-30
BUSINESS OBJECTS S.A.
filed 2004-11-09
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 31, 2004, the number of issued ordinary shares was 95,859,241, €0.10 nominal value, (including 29,781,307 American depositary shares, each corresponding to one ordinary share, 3,067,675 treasury shares and 4,089,891 shares held by Business Objects Option LLC). As of October 31, 2004, we had issued and outstanding 91,769,350 ordinary shares of €0.10 nominal value.

Business Objects S.A.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value)

	September 30,	December 31,
	2004	2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$222,616	$235,380
Restricted cash	37,104	19,243
Accounts receivable, net	184,020	187,885
Deferred tax assets	9,746	261
Prepaid and other current assets	40,588	33,797

Total current assets	494,074	476,566
Goodwill	1,061,236	1,051,111
Other intangible assets, net	125,388	149,143
Property and equipment, net	61,927	61,187
Deposits and other assets	35,721	19,092
Long-term deferred tax assets	25,454	17,963

Total assets	$1,803,800	$1,775,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,369	$47,790
Accrued payroll and related expenses	66,067	84,686
Income taxes payable	88,908	75,727
Deferred revenues	168,880	135,977
Restructuring liability	5,700	21,331
Other current liabilities	57,111	51,814
Escrows payable	6,645	9,728

Total current liabilities	429,680	427,053
Long-term liabilities	6,314	4,950

Total liabilities	435,994	432,003
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.12 U.S. as of September 30, 2004 and $0.13 U.S. as of December 31, 2003): authorized 122,748 and 114,809; issued 95,769 and 94,903; issued and outstanding 91,328 and 89,166; respectively at September 30, 2004 and December 31, 2003	10,194	9,927
Additional paid-in capital	1,149,301	1,121,910
Treasury and Business Objects Option LLC shares, 7,508 shares at September 30, 2004 and 6,805 shares at December 31, 2003	(53,335)	(13,104)
Retained earnings	228,374	202,597
Unearned compensation	(9,995)	(18,353)
Accumulated other comprehensive income	43,267	40,082

Total shareholders’ equity	1,367,806	1,343,059

Total liabilities and shareholders’ equity	$1,803,800	$1,775,062

See accompanying notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Net license fees	$105,705	$58,044	$337,380	$176,982
Services	113,765	71,068	321,563	199,641

Total revenues	219,470	129,112	658,943	376,623
Cost of revenues:
Net license fees	7,117	1,088	20,770	2,845
Services	42,470	21,602	125,544	62,297

Total cost of revenues	49,587	22,690	146,314	65,142

Gross profit	169,883	106,422	512,629	311,481
Operating expenses:
Sales and marketing	96,543	59,954	292,995	174,684
Research and development	35,339	22,852	111,583	68,971
General and administrative	21,366	10,198	62,312	28,958
Restructuring costs	—	—	1,492	—

Total operating expenses	153,248	93,004	468,382	272,613
Income from operations	16,635	13,418	44,247	38,868
Interest and other income (expense), net	1,137	4,058	(2,670)	11,414

Income before provision for income taxes	17,772	17,476	41,577	50,282
Provision for income taxes	(6,743)	(6,649)	(15,800)	(19,115)

Net income	$11,029	$10,827	$25,777	$31,167

Basic net income per ordinary share and ADS	$0.12	$0.17	$0.29	$0.49

Diluted net income per ordinary share and ADS	$0.12	$0.17	$0.28	$0.48

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	88,495	63,370	88,745	62,969

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	89,792	65,073	91,210	64,376

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months ended
	September 30,
	2004	2003
	(unaudited)
Operating activities:
Net income	$25,777	$31,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	25,224	12,087
Amortization of other intangible assets	23,085	2,073
Stock-based compensation expense	5,309	—
Deferred income taxes	(17,456)	1,857
Tax benefits from employee stock plans	2,517	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,549	14,405
Prepaid and other current assets	(7,045)	(9,599)
Deposits and other assets	(16,873)	174
Accounts payable	(11,411)	8,065
Accrued payroll and related expenses	(21,444)	(455)
Income taxes payable	3,925	(4,709)
Deferred revenues	32,671	17,364
Restructuring liability and other current liabilities	(7,672)	(5,048)

Net cash provided by operating activities	40,156	67,381

Investing activities:
Purchases of property and equipment	(24,161)	(7,564)
Change in estimate in restructuring accrual for Acta acquisition	—	2,741
Purchases of short-term investments	—	(31,851)

Net cash used in investing activities	(24,161)	(36,674)

Financing activities:
Issuance of shares	28,191	14,675
Purchase of treasury shares	(40,231)	—
Transfer of cash to (from) restricted cash accounts	(17,861)	793
Payments on notes and escrows payable	(3,083)	(793)

Net cash provided by (used in) financing activities	(32,984)	14,675

Effect of foreign exchange rate changes on cash and cash equivalents	4,225	18,644
Net increase (decrease) in cash and cash equivalents	(12,764)	64,026
Cash and cash equivalents, beginning of period	235,380	233,941

Cash and cash equivalents, end of period	$222,616	$297,967

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.

Notes to Condensed Consolidated Financial Statements
September 30, 2004

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

     The consolidated financial statements reflect, in the opinion of the Company, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows. All significant intercompany accounts and transactions have been eliminated. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or future operating periods. All information is stated in U.S. dollars unless otherwise noted.

     Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on net income as previously reported.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, business combinations, restructuring accruals, impairment of goodwill and other intangible assets, contingencies and litigation, allowances for doubtful accounts and income and other taxes. Actual results could differ from those estimates.

Revenue Recognition

     The Company enters into arrangements for the sale of: 1) licenses of software products and related maintenance contracts; 2) bundled license, maintenance and services; and 3) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

     For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amount of revenues are allocated to the delivered elements.

     For those contracts that consist solely of licenses and maintenance the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. Vendor-specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals). Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate.

     Services consist of maintenance, training and/or consulting services. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and service revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether: (i) the services are available from other vendors, (ii) the services involve a significant degree of risk or unique acceptance criteria, and (iii)  whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon average daily rates. When the Company enters into contracts to provide services only, revenues are recognized on a time and materials basis.

     For sales to resellers, value added resellers and system integrators (“partners”), there is no right of return or price protection. The Company does not accept orders from these partners when the Company is aware that the partner does not have a purchase order from an end-user. For sales to distributors that have a right of return, revenues are recognized as the products are sold to the distributor net of reserves of an amount equal to the Company’s estimate of all products subject to rights of return to approximate net sell-through. Some of the factors that are considered in determining this estimate include historical experience of returns received and level of inventory in the distribution channels. The reserve reduces the revenues and the related receivables. For sales to original equipment manufacturers (“OEMs”), revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee which is deferred and recognized either ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer.

     Deferred revenues represent amounts under license and services arrangements for which the earnings process has not been completed. These amounts relate primarily to customer support services with future deliverables and arrangements where specified customer acceptance has not yet occurred.

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

Derivative Financial Instruments

     The Company previously entered into forward contracts to hedge certain forecasted Canadian dollar expenses against U.S. and Canadian currency fluctuations. The purchase of these forward contracts was to protect the Company from the risk that the dollar cash flows resulting from Canadian dollar (“Cdn $”) expenses would be adversely affected by changes in the exchange rates. As of September 30, 2004, all contracts had either matured or were accelerated to maturity. As of December 31, 2003, the Company held Canadian dollar foreign exchange forward contracts to purchase Cdn $40.3 million with U.S. dollars at a future date. These forward contracts did not qualify for hedge accounting; therefore, the change in the fair value of the forward contracts at each period end was reflected in other income (expense) and partially offset the foreign exchange variation in the corresponding Canadian dollar operating expense during the same period. During the three and nine months ended September 30, 2004, the Company realized foreign exchange gains of $680,000 and $1.8 million, respectively. At December 31, 2003, a forward contract asset of $2.2 million was recorded in other current assets on the balance sheet.

     During the nine months ended September 30, 2004, the Company entered into various euro-denominated foreign exchange forward contracts to purchase U.S. dollars, Canadian dollars and British pounds at a future date to enable its Irish subsidiary to settle intercompany loan obligations in those currencies. The forward contracts held at September 30, 2004 had maturity dates that coincide with the payment of intercompany loan obligations. During the three months ended September 30, 2004, the Company entered into a forward contract to purchase U.S. $7.4 million against the euro. At September 30, 2004, the Company held forward contracts to purchase U.S. $158.4 million, Cdn $9.9 million and £25.3 million against the euro to settle obligations under intercompany loans. These forward contracts do not qualify for hedge accounting. During the three and nine months ended September 30, 2004, the Company realized foreign exchange losses of $3.9 million and $7.7 million, respectively. At September 30, 2004, a forward contract liability of $7.9 million was recorded in other current liabilities on the balance sheet. There was no forward contract asset or liability at December 31, 2003 related to these forward contracts.

Ordinary Shares, Treasury Shares and Business Objects Option LLC Shares

     Included in the 91.328 million issued and outstanding number of shares on the face of the balance sheet are 3.067 million shares which are held by the Company in treasury. These shares are also included in the caption “Treasury and Business Objects Option LLC Shares.” As the Company has not retired the treasury shares, and in accordance with French law, they are considered outstanding. Also included in this caption are 4.441 million shares issued by the Company in connection with the acquisition of Crystal Decisions which are currently held by the Company’s indirect wholly-owned subsidiary Business Objects Option LLC. These shares are not deemed to be outstanding and will not be entitled to voting rights until such time as the option holders exercise their options. The shares held by Business Objects Option LLC account for the difference between the number of issued shares of 95.769 million and the number of issued and outstanding shares of 91.328 million on the face of the balance sheet.

Accounting for Stock-based Compensation

     The Company issues stock options to its employees and provides employees the right to purchase its stock pursuant to shareholder approved stock option and employee stock purchase programs. The Company issues share warrants to its nonemployee directors. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     The following table provides pro forma disclosures of the effect on net income and net income per ordinary share and American depositary share (“ADS”) as if the fair-value based method had been applied in measuring compensation expense. The fair-value based method is in accordance with FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) which was amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”).

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income – as reported	$11,029	$10,827	$25,777	$31,167
Add: Amortization of stock-based charges included in reported net income, net of tax benefits of $578 and $2,017 for the three and nine months ended September 30, 2004, respectively	944	—	3,292	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax benefits of $4,106 and $4,338 for the three months ended September 30, 2004 and 2003, respectively, and $10,787 and $11,620 for the nine months ended September 30, 2004 and 2003, respectively	(6,700)	(7,078)	(17,600)	(18,960)

Net income – pro forma	$5,273	$3,749	$11,469	$12,207

Net income per ordinary share and ADS – as reported
Basic	$0.12	$0.17	$0.29	$0.49

Diluted	$0.12	$0.17	$0.28	$0.48

Net income per ordinary share and ADS – pro forma
Basic	$0.06	$0.06	$0.13	$0.19

Diluted	$0.06	$0.06	$0.13	$0.19

     The stock-based compensation expense included in reported net income for the three and nine months ended September 30, 2004 represented amortization of unearned compensation on unvested stock options that arose as a result of the acquisition of Crystal Decisions and compensation expense on the modification of terms of certain stock option agreements.

     The tax benefit for stock-based employee compensation was calculated on the total pro forma stock-based employee compensation expense at an effective tax rate of 38% for all periods presented. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the Company’s ability to use it, the actual tax benefit could vary materially from this estimate. If no amount of the tax benefit was available on estimated stock-based employee compensation expense, pro forma basic and diluted net income (loss) per share would have been $0.01 and $(0.01) for the three months ended September 30, 2004 and 2003, respectively. If no amount of the tax benefit was available on estimated stock-based employee compensation expense, pro forma basic and diluted net income per share would have been $0.01 for the nine months ended September 30, 2004 and 2003.

     Pro forma information regarding net income and net income per ordinary share and ADS is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair-value method. For purposes of the pro forma disclosure, management estimates the fair value of stock options issued to employees and warrants to nonemployee directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. The model requires the input of highly subjective assumptions including the expected stock price volatility. Employee stock options have characteristics significantly different from those of traded options and the changes in the subjective input assumptions can materially affect the fair value estimate.

     The pro forma effects of applying FAS 123 for the periods presented are not likely to be representative of the pro forma effects of future periods as stock options usually vest over a period of four years, the number of stock options granted or warrants issued varies from period to period, and the Black-Scholes fair value of each grant depends on the assumptions at the grant date. In addition, as the stock options and warrants are issued in euros, the conversion of the compensation expense amortized to each period fluctuates based on the exchange rate applicable for the period reported. For purposes of the pro forma disclosures, the estimated stock-based employee compensation expense was amortized over the vesting periods associated with the equity instrument.

     The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted under the Company’s stock option plans and warrants issued during the following periods were as follows:

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Expected life of employee stock options and warrants (in years)	3.00	3.00	3.00	3.00
Volatility	60%	73%	61%	74%
Risk-free interest rate	2.9%	2.4%	2.6%	2.1%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period and warrants issued during the period	$8.07	$12.39	$12.44	$10.94

     In addition, the Company issued stock under the International and French Employee Stock Purchase Plans during the six month offering periods ended March 31, 2004 and 2003, and September 30, 2004 and 2003. The weighted average fair value of shares sold under the employee stock purchase plans for the offering periods ended September 30, 2004 and 2003, respectively, were $7.34 and $5.46. The weighted average fair value of shares sold under the employee stock purchase plans for the offering periods ended during the nine months ended September 30, 2004 and 2003, respectively, was $7.09 and $4.59. The weighted average assumptions for the nine months ended September 30, 2004 and 2003, respectively, include an expected life of six months for each offering period, volatility of 49% and 63%, and a risk-free interest rate of 1.0% and 1.4%. For the six month offering period ended September 30, 2004 and 2003, respectively, assumptions used include an expected life of six months, volatility of 56% and 54%, and a risk-free interest rate of 1.0% and 1.2%. For the six month offering period ended March 31, 2004 and 2003, respectively, assumptions used include an expected life of six months, volatility of 42% and 72%, and a risk-free interest rate of 1.0% and 1.6%. The associated expense calculated in accordance with FAS 123 is amortized over the expected life of these shares and is pa rt of the FAS 123 pro forma presentation.

Recent Pronouncements

     Share Based Payments. On March 31, 2004, the Financial Accounting Standards Board (“FASB”) published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statements of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The comment period for the exposure draft ended on June 30, 2004. In October 2004, the FASB proposed that the effective date of FAS 123R be applicable for interim or annual periods beginning after June 15, 2005 and allow companies to restate the full year of 2005 to reflect the impact of expensing under FAS 123R as reported in the footnotes to the financial statements for the first half of 2005. In accordance with International Financial Reporting Standards, IFRS 2, “Share-Based Payment” (“IFRS 2”), the Company will be required to expense the costs associated with stock awards commencing on January 1, 2005 for its French financial reporting requirements. IFRS 2 requires restatement of stock-based compensation expense into the Company’s 2004 financial statements.

     Pending final rules from the FASB on FAS 123R and approval from the European Commission on IFRS 2, the Company continues to investigate the impact that the adoption of FAS 123R and IFRS 2 will have on its financial position and results of operations.

     Disclosure Requirements Related to Pensions and Other Postretirement Benefits. In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit — an amendment of FASB Statements No. 87, 88 and 106” (“FAS 132R”). A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. The statement does not change the measurement or recognition provisions for pensions and other postretirement benefits. This statement was effective for fiscal years ended after December 15, 2003, except in cases where a company only has foreign plans, in which case the statement is effective for fiscal years ending after June 15, 2004. The Company only has foreign plans.

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

     The total purchase price of $1.2 billion for the Crystal Decisions Acquisition consisted of $307.6 million in cash, approximately 23.3 million newly issued ordinary shares or ADSs, the fair value of stock options assumed in connection with the transaction and estimated transaction costs. The allocation of the purchase price resulted in the recording of $978.0 million of goodwill. The purchase price under the Merger Agreement was fixed and there was no contingent consideration. At December 31, 2003, the Company had not identified any pre-acquisition contingencies where the related asset, liability or impairment was probable or could be reasonably estimated.

     The purchase price allocation set forth above is preliminary. The final amount of these costs may change within the purchase price allocation period if information becomes known that results in a change in estimate of the transaction costs or liabilities assumed on the date of purchase. For example, during the nine months ended September 30, 2004, there was a $10.1 million increase in goodwill. This increase was the result of increases in estimates of liabilities that existed at the date of the purchase, consisting mainly of a $9.0 million increase in income taxes payable and a $1.1 million increase in various liabilities and certain restructuring costs (see note 8). The Company expects that the purchase price allocation period will end prior to December 31, 2004, with the exception of items related to open tax years.

3. Goodwill and Other Intangible Assets

     In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at June 30 of each year. These tests are performed at the reporting unit level using a two step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company has determined that it has only one reporting unit and completed the annual impairment tests and concluded that no impairment existed at June 30, 2004. No subsequent changes in circumstances occurred prior to September 30, 2004 that caused the Company to analyze any goodwill or intangible asset for impairment.

     The change in the carrying amount of goodwill was as follows (in thousands):

	September 30,	December 31,
	2004	2003
Balance as of the beginning of the year	$1,051,111	$75,416
Add: Goodwill acquired or adjusted during the period (note 2)	10,154	978,017
Reduction in carrying value of Acta goodwill related to savings from early termination of lease (note 8)	—	(2,741)
Impact of foreign currency fluctuations on goodwill	(29)	419

Balance as of the end of the period	$1,061,236	$1,051,111

     Other intangible assets, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Employment contracts	$7,434	$7,434
Developed technology	101,677	102,151
Maintenance and support contracts	46,440	46,440
Trade names	6,343	6,377

Total other intangible assets	$161,894	$162,402
Accumulated amortization	(36,506)	(13,259)

Other intangible assets, net	$125,388	$149,143

     Certain intangible assets are held by the Company’s foreign subsidiaries in local currencies and are revalued at each reporting period which may result in a higher or lower cost basis than originally recorded. Total intangible asset amortization expense was $7.7 million for the three months ended September 30, 2004 and $668,000 for the three months ended September 30, 2003. Total intangible asset amortization expense was $23.1 million for the nine months ended September 30, 2004 and $2.1 million for the nine months ended September 30, 2003.

     Intangible asset amortization of $5.0 million and $15.2 million was included in cost of net license fees for the three and nine months ended September 30, 2004, respectively, compared to $469,000 and $1.4 million for the three and nine months ended September 30, 2003. Intangible asset amortization of $2.3 million and $7.0 million is included in cost of services revenues for the three and nine months ended September 30, 2004, respectively, compared to $199,000 and $597,000 for the three and nine months ended September 30, 2003. Intangible asset amortization of $310,000 and $931,000 is included in general and administrative expenses for the three and nine months ended September 30, 2004, respectively, with no equivalent expense in 2003. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years.

     The estimated amortization expense for the next five years on other intangible assets was as follows. The estimated amortization expense is presented in dollars and does not take into account the foreign exchange fluctuations in amortization expense of foreign-owned intangible assets.

(in thousands)
Remainder of 2004	$7,767
2005	$30,885
2006	$30,885
2007	$29,411
2008	$26,905

4. Accounts Receivable

     Accounts receivable are stated net of allowance for doubtful accounts and distribution channel returns totaling $13.3 million at September 30, 2004 and $9.9 million at December 31, 2003. Of these balances, allowance for doubtful accounts represents $8.9 million at September 30, 2004 and $6.2 million at December 31, 2003.

5. Net Income per Ordinary Share and ADS

     The components of basic and diluted net income per ordinary share and ADS were as follows:

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(in thousands, except per ordinary share and ADS data)
Basic net income per share:
Numerator:
Net income	$11,029	$10,827	$25,777	$31,167

Denominator:
Weighted average ordinary shares and ADSs outstanding	88,495	63,370	88,745	62,969

Net income per ordinary share and ADS – basic	$0.12	$0.17	$0.29	$0.49

Diluted net income per share:
Numerator:
Net income	$11,029	$10,827	$25,777	$31,167

Denominator:
Weighted average ordinary shares and ADSs outstanding	88,495	63,370	88,745	62,969
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock plans and warrants (treasury stock method)	1,297	1,703	2,465	1,407

Weighted average ordinary shares and ADSs outstanding on a diluted basis	89,792	65,073	91,210	64,376

Net income per ordinary share and ADS – diluted	$0.12	$0.17	$0.28	$0.48

     In December 2003, the Company issued approximately 23.3 million ordinary shares as partial consideration for the purchase of Crystal Decisions. For the three and nine months ended September 30, 2004, respectively, approximately 471,000 and 2.2 million shares were issued or became outstanding on the exercise of stock options or were issued under employee stock purchase plans. For the three months ended September 30, 2004 and 2003, respectively, 9.2 million and 4.4 million ordinary shares or ADSs were excluded from the calculation of diluted net income per share because they were anti-dilutive.

For the nine months ended September 30, 2004 and 2003, respectively, 7.3 million and 4.4 million ordinary shares or ADSs were excluded from the calculation of diluted net income per share because they were anti-dilutive.

     During December 2003, Business Objects assumed the outstanding options of former Crystal Decisions optionees. An aggregate of 6.3 million ordinary shares were issued to Business Objects Option LLC, which are issuable upon exercise of the options held at December 11, 2003 by former Crystal Decisions optionees. During the nine months ended September 30, 2004, optionees acquired approximately 1.4 million ADSs upon exercise of these options.

     Treasury Stock. On May 14, 2004, the Company’s Board of Directors approved a share repurchase of up to 3.5 million ordinary shares at or below €25.00 per share in accordance with a share repurchase program authorized by shareholders on May 15, 2003. During May 2004, the Company repurchased 1.0 million of its ordinary shares under this program. The total U.S. dollar equivalent purchase price was approximately $21.0 million with the average share price at purchase of €17.51. On August 20, 2004, the Company’s Board of Directors approved a share repurchase of up to 2.0 million ordinary shares at or below €25.00 per share in accordance with a share repurchase program authorized by shareholders on June 10, 2004. During August 2004, the Company repurchased 1.0 million of its ordinary shares under this program. The total U.S. dollar equivalent purchase price was approximately $19.3 million with the average share price at purchase of €15.91.

     These repurchases resulted in 2.0 million additional treasury shares.

6. Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses that have been excluded from net income and reflected instead in shareholders’ equity (in thousands):

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net income	$11,029	$10,827	$25,777	$31,167
Foreign currency translation adjustments	1,374	(1,945)	3,185	21,092

Comprehensive income	$12,403	$8,882	$28,962	$52,259

7. Business Segment and Geographic Information

     The Company has one reportable segment — business intelligence software products.

     The following is a summary of the Company’s revenues by geographic region (in thousands):

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Americas	$113,833	$55,306	$322,275	$163,737
Europe, Middle East and Africa	87,491	63,265	283,524	184,103
Asia Pacific including Japan	18,146	10,541	53,144	28,783

Total revenues	$219,470	$129,112	$658,943	$376,623

8. Business Restructuring Charge

Acquisition-related Restructuring Liabilities

Crystal Decisions Acquisition

     In December 2003, prior to the Crystal Decisions Acquisition, management began to assess and formulate a plan to restructure the combined company’s operations to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure. The Board of Directors and management approved and committed the Company to the plan shortly after the completion of the Crystal Decisions Acquisition. The plan consisted primarily of the involuntary termination of employees and the exit of certain facilities.

Restructuring Costs Expensed Related to Pre-acquisition Business Objects

     Accrued restructuring costs of $7.8 million related to the pre-acquisition Business Objects organization were expensed in accordance with FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”). The charge consisted of estimated severance and other related benefit costs for 159 employees across all functions worldwide. During the nine months ended September 30, 2004, the Company paid severance and other related benefits of $6.1 million to 126 employees. Of the remaining 33 employees originally included as part of the restructuring plan, the Company anticipates that approximately 28 employees may still receive payments under the restructuring plan. The Company expects to pay the majority of the remaining balance of the restructuring accrual related to employee severance and other benefits during the three months ending December 31, 2004 in accordance with this restructuring plan.

     In addition to the $7.8 million of restructuring charges expensed in the three months ended December 31, 2003, the Company incurred approximately $1.5 million of additional charges in the nine months ended September 30, 2004. The amount of $1.7 million relates to costs incurred on the exit of certain facilities. The Company anticipates that there will be additional charges related to exiting certain facilities previously leased by Business Objects prior to the Crystal Decisions Acquisition, which are estimated at approximately $1.2 million and will be expensed as the facilities are vacated during the three months ending December 31, 2004.

     The balance of accrued restructuring charges associated with Business Objects employees and facilities exits prior to the Crystal Decisions Acquisition was as follows at September 30, 2004 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total
Restructuring charges at December 2003	$7,782	$—	$7,782
Non-cash charges	(332)	—	(332)
Impact of foreign currency exchange rates on translation of accrual	302	—	302

Balance at December 31, 2003	$7,752	$—	$7,752

Cash payments during the three months ended March 31, 2004	(2,899)	—	(2,899)
Impact of foreign currency exchange rates on translation of accrual	150	—	150

Balance at March 31, 2004	$5,003	$—	$5,003

Cash payments during the three months ended June 30, 2004	(1,837)	(491)	(2,328)
Additional restructuring charges accrued during the three months ended June 30, 2004 included in operating expenses	(157)	1,649	1,492
Restructuring charges offset against rent expense	—	(443)	(443)
Impact of foreign currency exchange rates on translation of accrual	(17)	(3)	(20)

Balance at June 30, 2004	$2,992	$712	$3,704

Cash payments during the three months ended September 30, 2004	(1,324)	(116)	(1,440)
Impact of foreign currency exchange rates on translation of accrual	83	44	127

Balance at September 30, 2004	$1,751	$640	$2,391

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

     The charge of $10.8 million related primarily to employee severance and other related benefits for 194 employees across all functions worldwide. The Company paid benefits of approximately $9.0 million to 151 employees across all regions during the nine months ended September 30, 2004. Of the remaining 38 employees originally included as part of the restructuring plan, the Company anticipates that a substantial portion of the remaining number of employees will not ultimately be terminated. This determination, and a change in estimate if necessary, will be made in the three months ending December 31, 2004 and, if required, goodwill will be decreased equal to the reduction in the accrual. The Company expects to pay the remaining restructuring liability or revised estimated costs for employee severance and other related benefits during the three months ending December 31, 2004. There are no significant additional expected terminations associated with this restructuring plan.

     The cost to abandon facilities restructuring charge of $2.7 million at December 31, 2003, related to estimated costs for future minimum lease payments once the planned closure of 11 facilities had been vacated, net of estimated sublease income to be earned on these premises. The facilities for planned closure are under leases with terms to 2008. Cash payments during the three and nine months ended September 30, 2004, of $651,000 and $1.3 million, respectively, related to minimum lease payments and settlement costs on vacated premises and are presented net of sublease income.

     The balances of accrued restructuring charges capitalized as a cost of acquisition related to Crystal Decisions were as follows at September 30, 2004 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total
Restructuring charge at December 2003	$10,780	$2,745	$13,525
Cash payments during 2003	(1,136)	—	(1,136)

Balance at December 31, 2003	$9,644	$2,745	$12,389

Cash payments during the three months ended March 31, 2004	(4,722)	(222)	(4,944)
Impact of foreign currency exchange rates on translation of accrual	(497)	13	(484)

Balance at March 31, 2004	$4,425	$2,536	$6,961

Cash payments during the three months ended June 30, 2004	(2,923)	(439)	(3,362)
Adjustment to the original plan	542	—	542
Impact of foreign currency exchange rates on translation of accrual	81	(2)	79

Balance at June 30, 2004	$2,125	$2,095	$4,220

Cash payments during the three months ended September 30, 2004	(1,327)	(651)	(1,978)
Impact of foreign currency exchange rates on translation of accrual	36	34	70

Balance at September 30, 2004	$834	$1,478	$2,312

     Acta Technology, Inc. Acquisition

     In August 2002, the management and Board of Directors of Acta Technology, Inc. (“Acta”) initiated and approved plans to restructure Acta’s operations immediately prior to the Company’s acquisition of Acta. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with then existing general economic conditions. Acta recorded approximately $13.5 million of restructuring costs in connection with restructuring the pre-acquisition Acta organization. Costs to restructure pre-acquisition Acta were accounted for under EITF 95-3. These costs were recorded as liabilities assumed as part of the purchase price allocation.

     This restructuring liability consisted primarily of severance and other employee benefits and costs of vacating duplicate facilities. The severance and other employee benefits related to the planned termination of approximately 50 employees worldwide. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities of $7.9 million and a $1.2 million write-down of excess equipment. The charge for lease abandonment of $7.9 million, represented total future minimum lease payments and settlement costs due through 2007, net of projected sublease income of $4.2 million for Acta’s Mountain View, California headquarters and other smaller European offices.

     The balances of accrued restructuring charges were capitalized as a cost of acquisition and were as follows at September 30, 2004 (in thousands):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total
Restructuring charge at August 2002	$4,381	$9,146	$13,527
Cash payments during 2002	(4,381)	(1,108)	(5,489)
Non-cash charges	—	(1,220)	(1,220)

Balance at December 31, 2002	$—	$6,818	$6,818

Net cash payments during 2003	—	(3,400)	(3,400)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2,741)	(2,741)

Balance at December 31, 2003	$—	$677	$677

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total
Cash payments during the three months ended March 31, 2004	—	(140)	(140)
Impact of foreign currency exchange rates on translation of accrual	—	7	7

Balance at March 31, 2004	$—	$544	$544

Cash payments during the three months ended June 30, 2004	—	(62)	(62)
Impact of foreign currency exchange rates on translation of accrual	—	8	8

Balance at June 30, 2004	$—	$490	$490

Cash payments during the three months ended September 30, 2004	—	(49)	(49)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at September 30, 2004	$—	$441	$441

     Upon termination of Acta’s Mountain View lease, the remaining $2.8 million accrual related to this property was reversed to goodwill. The remaining accrual of $441,000 at September 30, 2004 and $677,000 at December 31, 2003, represented the estimated future minimum lease payments for Acta’s U.K. facility which includes payments until the end of 2005 and related settlement costs.

Non-Acquisition-related Restructuring Liabilities

     During the three months ended June 30, 2002, the Company implemented a restructuring plan to eliminate certain positions and facilities related to its European field operations. The Company has completed the implementation of this restructuring plan at September 30, 2004, with $556,000 of the restructuring liability remaining which relates to estimated remaining legal costs or payments to terminated employees who have initiated legal action against the Company. The Company does not expect a resolution in these claims until some time in 2005. No amounts were paid during the three or nine months ended September 30, 2004. The change in the balance of $43,000 from $513,000 at December 31, 2003 to $556,000 at September 30, 2004 was due solely to the translation of this euro denominated liability into U.S. dollars.

9. Legal Matters

     On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy infringes on the Company’s U.S. Patent No. 5,555,403 by making, using, offering to sell and selling its product known as MicroStrategy Version 7.0. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On August 29, 2003, the Court ruled that the Company’s patent is not literally infringed and that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company has appealed the Court’s judgment to the Court of Appeals for the Federal Circuit. Oral arguments on the appeal were heard by the Court on September 9, 2004 and the Company anticipates a ruling on the appeal in early 2005. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached.

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleges that the Company’s software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 was scheduled to begin on June 14, 2004. On June 7, 2004, the Court sent a letter to all counsel informing the parties that the Court was of the opinion that summary judgment should be granted in the Company’s favor as to infringement and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. The Court’s finding and injunction as to the two documents will not affect in any manner the Company’s ability to sell or support its products. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleges that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The Company’s investigation of this matter and discovery are at a preliminary stage. Trial is scheduled to start on November 7, 2005. MicroStrategy had informed the Company of its intent to amend the complaint to add U.S. Patent No. 6,691,100 but subsequently stated that they would not seek to do so. The Court’s deadline for filing motions to amend the complaint has now passed. The Company intends vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations.

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

     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division,

alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court of Justice claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place on various dates between January 29, 2004 and March 9, 2004. On August 3, 2004, the U.K. High Court of Justice granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter than may be pending.

     Although Business Objects believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, an ultimate damage award could adversely affect Business Objects’ financial position, liquidity and results of operations.

     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The Company has answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August 16, 2004 trial date previously set and a trial date will probably not be set again until the Court issues its claim construction order. The Company intends vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on Business Objects’ liquidity, financial position or results of operations.

     Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against the Company and certain of its officers and directors. The complaints allege violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in the Company’s American depositary receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaints generally allege that, during that Class Period, the Company and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, the Company’s acquisition of Crystal Decisions, its Enterprise 6 product and the Company’s forecasts and financial results for the three months ended March 31, 2004. The complaints have all been transferred to United States District Court for the Northern District of California. The actions are in the early stages, and the Company’s time to respond to the various complaints has not yet expired. The Company intends vigorously to contest these actions. The Company is unable to predict the outcome of these actions, however, were an unfavorable outcome to arise, such outcome could have a material adverse effect on the Company’s liquidity, financial position or results of operations.

     On July 23, 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of the Company’s current and former officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. The derivative complaints allege violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The derivative complaints are based on the same facts and events alleged in the purported class action complaints. The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. The actions are in the very early stages. The Company intends vigorously to contest these actions, but is unable to predict the outcome of these actions, however, where an unfavorable outcome to arise, such outcome could have a material adverse effect on the Company’s liquidity, financial position or results of operations.

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

10. Escrows Payable and Restricted Cash

     At December 31, 2003, the Company held an aggregate of $9.7 million in escrows payable related to its August 2002 purchase of Acta, which were secured by restricted cash. These amounts are subject to indemnification obligations and were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved at September 30, 2004. In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The remaining balance will be distributed once all claims related to the Informatica action are resolved. The escrow agreement provides that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom.

     During April 2004, the Company entered into a Pledge and Security Agreement, as amended on July 28, 2004, pursuant to which a bank provides foreign exchange contract services to the Company. The Company is required to hold a balance equal to 10% of the aggregate amount of all foreign exchange contracts entered into with the bank. At September 30, 2004, this calculated balance totaled $21.1 million, which was recorded as restricted cash. Restricted cash as of September 30, 2004 also included $628,000 for bonuses payable to Acta employees subject to employment related contingencies and withdrawal restrictions, $2.0 million securing an overdraft credit facility and $7.0 million securing leased office space in San Jose, California.

11. Credit Line

     In November 2003, Business Objects executed a line of credit for one year ending November 25, 2004. The line provides up to €60 million which can be drawn in euros, U.S. dollars or Canadian dollars for general working capital requirements. The available amount is reduced by the aggregate of all outstanding drawings against the line of credit. Drawings are limited to advances in duration of 10 days to 12 months and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. The line is subject to a commitment fee on the available funds, payable on the first day of each quarter. The terms of the agreement do not allow for the prepayment of any drawings without the prior approval of the bank. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. No drawings were made by the Company at September 30, 2004 or at December 31, 2003. The agreement restricts certain of the Company’s activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

12. Accounting for and Disclosure of Guarantees

     Guarantor’s Accounting for Guarantees. The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company, and (iii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obliged to make significant payments for these obligations, and as such no liabilities aside from detailed following were recorded for these obligations on its balance sheet as of September 30, 2004 and December 31, 2003.

     During the quarter ended September 30, 2004, the Company guaranteed the obligations of three separate lease agreements on behalf of one of its subsidiaries in order to secure premises in the United States without the requirement to pay a substantial deposit. The minimum lease terms of the leases range between three and four years and require that in the event of default by the subsidiary, the Company guarantees to fully and timely perform any and all monetary and non-monetary obligations under the lease. The total potential annual obligation under these leases approximates $623,000 per annum. No liability related to this guarantee exists as of September 30, 2004.

     Product Warranties. The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the product is sold. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims. Due to extensive product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.

     Environmental Liabilities. The Company engages in the development, marketing and distribution of software, and has never had any environmental related claim. As such, the likelihood of incurring a material loss related to environmental indemnifications is remote and the Company is unable to reasonably estimate the amount of any unknown or future claim. As a result, the Company has not recorded a related liability in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143, and measured the fair value of these obligations at September 30, 2004. At September 30, 2004, a total of $807,000 was included in liabilities related to the restoration of leased premises that qualify as operating leases. These liabilities were not associated with the Crystal Decisions restructuring plan.

13. Income Taxes

     The Company is subject to income taxes in numerous jurisdictions and the use of estimates is required in determining the Company’s provision for income taxes. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. Due to the Company’s size, it contemplates it will regularly be audited by tax authorities in most jurisdictions.

     The Company’s effective tax rate was 38% for the three and nine months ended September 30, 2004 and 2003. The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year.

14. Subsequent Events

     On October 8, 2004, the Company filed a registration statement with the SEC on behalf of its largest shareholder, New SAC, for the sale from time to time of 14.4 million shares or ADSs (the “Shares”) held by New SAC. The Shares represented approximately 15% of Business Objects’ issued and outstanding shares at September 30, 2004. The Company will not receive any proceeds on the sale of the Shares and the Company is not seeking to sell any of the Shares for its own account pursuant to the registration statement. In connection with the Crystal Decisions Acquisition, the Company committed to paying the costs, other than underwriting commissions and discounts or sales commissions, if any, associated with this registration statement. As of the date of this filing, the registration statement had not been declared effective by the SEC and the sale of the Shares had not commenced.

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

Overview

     Business Objects is a worldwide provider of business intelligence solutions. We develop, market and distribute software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise. This allows organizations to make better, more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries or reports, access catalogs of reports and do simple or complex analysis of the data. We have one reportable segment – business intelligence software products.

Key Performance Indicators

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(in millions, except per share data)
Revenues	$219.5	$129.1	$658.9	$376.6
Revenue growth (compared to prior year comparative period)	70%	18%	75%	15%
Income from operations	$16.6	$13.4	$44.2	$38.9
Income from operations as a percentage of total revenues	8%	10%	7%	10%
Diluted net income per ordinary share and ADS	$0.12	$0.17	$0.28	$0.48

     On December 11, 2003, we acquired Crystal Decisions for its complementary geographical strengths, products, services and solutions that allow us to provide a more complete suite of business intelligence products to a broader range of business users. The acquisition of Crystal Decisions did not result in any new reportable segments, nor do we track the business operations from the former Crystal Decisions or the former Business Objects. We are incurring and expect to continue to incur in the future certain acquisition related charges, the magnitude of which we have not experienced in the past.

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

     During the three and nine months ended September 30, 2004, respectively, we amortized $5.0 million and $15.2 million of developed technology, $2.6 million and $7.0 million of intangible assets and $1.5 million and $5.3 million of stock-based compensation. During the nine months ended September 30, 2004, we incurred $1.5 million of restructuring costs of the $5.5 million originally estimated. Any remaining charges, which are currently expected to be approximately $1.2 million, are expected to be incurred during the three months ending December 31, 2004.

     Our results for 2004 or any interim period as reported under generally accepted accounting principles in the United States, or U.S. GAAP, vary considerably from 2003 as a result of our acquisition of Crystal Decisions. The corresponding periods of the prior year do not reflect revenues and expenses related to Crystal Decisions. Our historical results before 2004 are not expected to be indicative of our future results for the combined company. The majority of the changes to the three and nine months ended September 30, 2004 from the three and nine months ended September 30, 2003, are as the result of the addition of revenues and expenses in 2004 from the acquisition of Crystal Decisions. Our operating results for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 appear in our condensed consolidated statements of income. In addition to comparing these periods and in order to provide more meaningful analysis to readers, we have also presented financial information comparing the three months ended September 30, 2004 to the three months ended June 30, 2004 and have provided analysis of the change between these periods.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

     The translated U.S. dollar value of our revenues and expenses are impacted by changes in foreign currency exchange rates because we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. We generate a significant portion of our revenues and incur a significant portion of our expenses in euros, British pounds and Japanese yen. Historically, this has resulted in a natural hedge of our foreign exchange exposure. As a result of our acquisition of Crystal Decisions, we incur a significant portion of our expenses in Canadian dollars without offsetting amounts of Canadian dollar revenues.

     As we conduct a significant number of transactions in currencies other than the U.S. dollar, we have presented constant currency information where meaningful to provide information for assessing our underlying business performance excluding the effect of foreign currency rate fluctuations. As currency rates change from quarter-to-quarter and year-over-year, our results of operations may be impacted as a result of these changes. For example, our results may show an increase in costs for a period; however, when the portion of those costs denominated in foreign currencies are translated into U.S. dollars at the same rate as the previous quarter or comparative period, the result may be a decrease in cost, with the change being principally the result of fluctuations in the foreign currency rates. Results excluding the effect of foreign currency translation (also referred to constant currency) may be calculated by translating current period results at prior quarter or prior year average exchange rates. For purposes of the disclosures included following, constant currency information is calculated using the applicable rates for each quarter of 2003 and applying these to the results of operations for the nine months ended September 30, 2004.

     On a constant currency basis against the rates for the nine months ended September 30, 2003, total operating income for the nine months ended September 30, 2004 would have been approximately $0.3 million higher than reported results.

Results of Operations

     The following table shows each line item on our condensed consolidated statements of income as a percent of total revenues (as measured in U.S. dollars):

	Three Months ended		Nine Months
	September 30,		ended September 30,
	2004	2003	2004	2003
Total revenues	100%	100%	100%	100%

Cost of net license fees	3%	1%	3%	1%
Cost of services	19%	17%	19%	16%

Total cost of revenues	22%	18%	22%	17%
Gross profit	78%	82%	78%	83%
Operating expenses:
Sales and marketing	44%	46%	44%	46%
Research and development	16%	18%	17%	18%
General and administrative	10%	8%	9%	8%
Restructuring costs	0%	0%	0%	0%

Total operating expenses	70%	72%	70%	73%

Income from operations (operating margin)	8%	10%	7%	10%
Interest and other income (expense), net	0%	3%	(1)%	3%

Income before provision for income taxes	8%	13%	6%	13%

Provision for income taxes	(3)%	(5)%	(2)%	(5)%

Net income	5%	8%	4%	8%

Revenues

	Nine Months	Percentage	Nine Months	Percentage
	ended Sept. 30,	of Total	ended Sept. 30,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Total net license fees	$337.4	51%	$177.0	47%
Services revenues:
Software license updates and support	233.8	35%	147.5	39%
Professional services and other	87.7	14%	52.1	14%

Total services revenues	321.5	49%	199.6	53%

Total revenues	$658.9	100%	$376.6	100%

     Net License Fees. We generate net license fees from the sale of licenses to use our software products. We market our products through our direct sales force and indirectly through channel partners. Our revenues from direct sales have historically comprised a greater percentage of our total revenues, with direct revenues representing 57% and 59% in the three and nine months ended September 30, 2003. During the three months ended September 30, 2004, our revenues recognized through channel partners exceeded our direct sales revenues for the first time, with net license fees from partners comprising 51% of total net license fees. This change is in part due to our acquisition of Crystal Decisions which contributed a strong base of channel partner relationships including original equipment manufacturers, value added resellers, system integrators and independent distributors. In addition, this change is the result of the relative weakness in direct sales due to the absence of large direct sales transactions during the three months ended September 30, 2004. We continue to enter into and expand our channel partner relationships. We anticipate that the percentage of our net license fees between direct and indirect channels will fluctuate between periods, as revenues are sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or single channel partner represented more than 10% of total revenues during any of the periods presented.

     Net license fees increased by $47.7 million, or 82%, to $105.7 million for the three months ended September 30, 2004 from $58.0 million for the three months ended September 30, 2003. Net license fees increased by $160.4 million, or 91%, to $337.4 million for the nine months ended September 30, 2004 from $177.0 million for the nine months ended September 30, 2003. On a constant currency basis, we would have recorded net license fees that were $17.7 million lower than those reported for the nine months ended September 30, 2004.

     We derive the largest portion of our license revenues from our business intelligence platform products, which include all current versions of the Crystal Decisions’ product suites. We continue to see growth in our net license fees which is attributable to the addition of the Crystal Decisions’ product suites, including Crystal Version 10, and to increased sales of our Enterprise 6.0 product, which was released in the three months ended June 30, 2003 and Enterprise 6.5 which was released in the three months ended June 30, 2004.

     Sequentially, net license fees decreased by $11.5 million, or 10%, to $105.7 million for the three months ended September 30, 2004 from $117.2 million for the three months ended June 30, 2004. The sequential decrease in net license revenues was mainly attributable to the $13.4 million decrease in net license fees in Europe which was the result of the soft summer season and the absence of transactions over $1.0 million which occurred in the three months June 30, 2004, partially offset by the $2.8 million sequential increase for the Americas region.

     Services Revenues. Services revenues increased by $42.7 million, or 60%, to $113.8 million for the three months ended September 30, 2004 from $71.1 million for the three months ended September 30, 2003. Services revenues increased by $121.9 million, or 61%, to $321.5 million for the nine months ended September 30, 2004 from $199.6 million for the nine months ended September 30, 2003.

On a constant currency basis, we would have recorded cost of services revenues that were approximately $16.9 million lower than those reported for the nine months ended September 30, 2004.

     As a percentage of total revenues, services revenues have decreased to 49% of total revenues for the nine months ended September 30, 2004 from 53% for the nine months ended September 30, 2003, while revenues from net license fees increased from 47% to 51% of total revenues for the same period. The shift to a greater percentage of revenues from net license fees was primarily attributable to the addition of revenues from Crystal Decisions’ former business. The historical trend for Crystal Decisions of greater license revenues was the result of a higher percentage of revenues sold through distributors for which no consulting or training services were sold.

     Sequentially, services revenues increased by $8.7 million, or 8%, to $113.8 million for the three months ended September 30, 2004 from $105.1 million for the three months ended June 30, 2004, with the majority of this increase attributable to more maintenance and support revenues. We expect our services revenues to increase as we continue to support a large installed customer base and continue to gain new customers.

     Geographic Revenues Mix

     The following shows the geographic mix of our total revenues:

	Nine Months	Percentage	Nine Months	Percentage
	ended Sept. 30,	of Total	ended Sept. 30,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Americas	$322.3	49%	$163.7	43%
Europe, Middle East and Africa (EMEA)	283.5	43%	184.1	49%
Asia Pacific including Japan	53.1	8%	28.8	8%

Total revenues	$658.9	100%	$376.6	100%

     Total revenues from the Americas increased 106% and 97% in the three and nine months ended September 30, 2004, respectively, from the three and nine months ended September 30, 2003. As a percentage of total revenues, Americas’ revenues increased to 52% in the three months ended September 30, 2004 from 43% in the three months ended September 30, 2003. Americas’ revenues increased to 49% in the nine months ended September 30, 2004 from 43% in the nine months ended September 30, 2003. The increase in both periods is a result of the strong performance in the Americas, and reflects the fact that Crystal Decisions historically earned approximately 70% of its total revenues from the Americas region.

     Sequentially, total revenues from the Americas increased by $9.5 million, or 9%, to $113.8 million for the three months ended September 30, 2004 from $104.3 million for the three months ended June 30, 2004, as a result of increases in all sources of revenues, with the majority attributable to strong performance in maintenance renewals. Net license fees from the Americas increased by $2.8 million, or 5%, to $58.3 million for the three months ended September 30, 2004 from $55.5 million for the three months ended June 30, 2004.

     Total revenues from EMEA increased 38% and 54% in the three and nine months ended September 30, 2004, respectively, from the three and nine months ended September 30, 2003. Total revenues from EMEA decreased as a percentage of total revenues from 49% of total revenues for both the three and nine months ended September 30, 2003 to 40% and 43% of total revenues for the three and nine months ended September 30, 2004, respectively.

     Sequentially, total revenues from EMEA decreased by $12.1 million, or 12%, to $87.5 million for the three months ended September 30, 2004 from $99.6 million in the three months ended June 30, 2004, mainly as the result of the absence of large license transactions signed in the three months ended

September 30, 2004 compared to five transactions over $1.0 million in net license fees for the three months ended June 30, 2004. In addition, activity in the EMEA region generally slows in the summer months. In euros, total revenues from EMEA decreased by 13% in the three months ended September 30, 2004 from the three months ended June 30, 2004.

     Total revenues from Asia Pacific, including Japan, increased 72% and 84% in the three and nine months ended September 30, 2004, respectively, from the three and nine months ended September 30, 2003, and remained constant as a percentage of total revenues at 8% for all periods. Sequentially, revenues from the Asia Pacific region decreased by $0.2 million, or 1%, to $18.1 million for the three months ended September 30, 2004 from $18.3 million the three months ended June 30, 2004. The overall sequential net decrease of $0.2 million is partially offset by an increase in revenues in Japan and Greater China of $1.5 million.

Additional Revenues Information

     We have previously announced that in late December 2004, we expect to commercially release the first of a series of new products, including the BusinessObjects 11. We also expect to release editions of Business Objects 11 that use additional platforms and languages during the early part of 2005.

     We anticipate that the release of BusinessObjects 11 will be particularly susceptible to deferred or delayed orders. Business Objects 11 will merge the former Business Objects and Crystal Decisions product lines and we expect it to be the primary platform for new features and functionality in the future. Given the nature of this product transition and considering the fact that current Business Objects and Crystal Decisions products will transition to end of life over the next year or two, some customers may delay purchasing older products or may wait before purchasing BusinessObjects 11 until reviews on the product have been established. We therefore cannot predict whether our revenues from our currently released products will be consistent with patterns we have previously experienced. As such, we expect that both our net license fees and service revenues for the three months ending December 31, 2004 are likely to be affected and to vary more significantly during this transition than we have experienced in past. While we expect some fluctuation in revenues and are accordingly putting in place programs and incentives to try to mitigate these fluctuations, we cannot provide any assurance that these programs will be effective.

Cost of Revenues

	Nine Months	Percentage	Nine Months	Percentage
	ended Sept. 30,	of Related	ended Sept. 30,	of Related
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Cost of revenues:
Net license fees	$20.8	6%	$2.8	2%
Services	125.5	39%	62.3	31%

Total cost of revenues	$146.3	22%	$65.1	17%

     Cost of revenues as a percentage of total revenues increased to 23% for the three months ended September 30, 2004 from 18% for the three months ended September 30, 2003. Cost of revenues as a percentage of total revenues increased to 22% for the nine months ended September 30, 2004 from 17% for the nine months ended September 30, 2003. The majority of the increases for the three and nine months ended September 30, 2004 were attributable to the non-cash amortization of intangible assets including developed technology and maintenance and support contracts acquired in our acquisition of Crystal Decisions. The majority of the remaining increase in cost of revenues was the result of the addition of costs associated with revenues for Crystal Decisions’ products and services, which have lower services margins than those of other Business Objects’ products. In addition, on a constant currency basis, total cost of revenues would have been $7.8 million lower than those reported for the nine months ended September 30, 2004. Sequentially, total costs of revenues increased by $2.2 million, or 5%, to $49.6 million for the three months ended September 30, 2004 from $47.4 million for the three months ended June 30, 2004.

     Cost of net license fees. Our cost of net license fees consists primarily of materials, product packaging, distribution costs, related fulfillment personnel, third-party royalties and developed technology amortization. Cost of net license fees increased by $6.0 million to $7.1 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003, primarily due to $5.0 million in developed technology amortization. Cost of net license fees increased by $17.9 million to $20.8 million for the nine months ended September 30, 2004 from $2.8 million for the three months ended September 30, 2003, primarily due to $15.2 million in developed technology amortization.

     Gross margins on net license fees were 93% and 94% for the three and nine months ended September 30, 2004, respectively, compared to 98% for both the three and nine months ended September 30, 2003. The increase in costs not associated with developed technology amortization was the result of the costs associated with higher license revenues and additional costs related to the release of new versions of our products, offset in part by savings in third party royalty costs as a result in changes in relationships. Approximately 70% of the cost of net license fees in the three and nine months ended September 30, 2004 represented amortization of developed technology, which is fixed.

     Sequentially, cost of net license fees increased by $1.1 million, or 18%, to $7.1 million for the three months ended September 30, 2004 from $6.0 million for the three months ended June 30, 2004. The increase in costs was partly attributable to additional costs for freight media and manuals.

     Cost of services revenues. Our cost of services revenues consist primarily of personnel and related overhead costs for technical support, training, consulting and the cost of materials delivered with product upgrades and enhancements. Cost of services revenues increased $20.9 million, or 97%, to $42.5 million for the three months ended September 30, 2004 from $21.6 million for the three months ended September 30, 2003. Cost of services revenues increased $63.2 million, or 101%, to $125.5 million or 39% of services revenues in the nine months ended September 30, 2004 from $62.3 million, or 31% of services revenues in the nine months ended September 30, 2003. The majority of the increase from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was the result of increased headcount and associated costs in connection with our acquisition of Crystal Decisions. In addition, approximately $2.2 million and $6.6 million of the increase for the three and nine months ended September 30, 2004, respectively, represents amortization of intangible assets related to maintenance and support contracts acquired in connection with our acquisition of Crystal Decisions.

     As part of our acquisition of Crystal Decisions, and as required under purchase accounting, we were required to eliminate and were unable to recognize approximately $5.1 million and $26.4 million of deferred revenues from Crystal Decisions which would have been recorded in the three and nine months ended September 30, 2004, respectively, had Crystal Decisions remained a stand alone company. The balance of deferred revenues which remained on the Crystal Decisions’ balance sheet at the date of purchase was equal to the estimate of the fair market value of costs associated with delivering these revenues. As such, we earned no margin in performing the services associated with the deferred revenues, and as such costs of services revenues as a percentage of services revenues have increased.

     Gross margin on services revenues were 63% for the three months ended September 30, 2004 compared to 70% for the three months ended September 30, 2003. Gross margin on services revenues were 61% for the nine months ended September 30, 2004 compared to 69% for the nine months ended September 30, 2003. The decrease in gross margin was primarily due to the absence of normal margins on the remaining balance of recognized deferred revenues from Crystal Decisions as described above, the mix of required outsourcing for our consulting and training group, and the increase in intangible asset amortization expense.

     Sequentially, cost of services revenues increased by $1.0 million, or 2%, to $42.4 million for the three months ended September 30, 2004 from $41.4 million for the three months ended June 30, 2004, mainly as a result of additional consultants used in the Americas to serve our customers while we continue to expand our consulting team. Gross margin on services revenues increased to 63% for the three months ended September 30, 2004 from 61% for the three months ended June 30, 2004, mainly due to a reduction in integration related costs.

OPERATING EXPENSES

	Nine Months	Percentage	Nine Months	Percentage
	ended Sept. 30,	of Total	ended Sept. 30,	of Total
	2004	Revenues	2003	Revenues
	(in millions)		(in millions)
Sales and marketing	$293.0	44%	$174.7	46%
Research and development	111.6	17%	69.0	18%
General and administrative	62.3	10%	28.9	8%
Restructuring costs	1.5	0%	0.0	0%

Total operating expenses	$468.4	71%	$272.6	72%

     Total operating expenses decreased as a percentage of total revenues by 1% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, despite the additional costs associated with the merger integration.

     For the three and nine months ended September 30, 2004, respectively, total operating expenses included $1.2 million and $4.4 million of stock-based compensation amortization related to the options assumed in conjunction with our acquisition of Crystal Decisions. The stock-based compensation expense represented the realization of the benefit to the employee on the vesting of a portion of these stock options, and was expensed to the operating expense line associated with the employees’ department. There was no comparable expense during the three or nine months ended September 30, 2003.

     Sequentially, total operating costs decreased by $3.3 million, or 2%, to $153.2 million for the three months ended September 30, 2004 from $156.5 million for the three months ended June 30, 2004.

Sales and Marketing Expenses

     Sales and marketing expenses increased $36.6 million, or 61%, to $96.5 million for the three months ended September 30, 2004 from $59.9 million for the three months ended September 30, 2003. Sales and marketing expenses increased $118.3 million, or 68%, to $293.0 million for the nine months ended September 30, 2004 from $174.7 million for the nine months ended September 30, 2003. The increase in absolute dollars for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was primarily due to increased employee expenses, including commissions, resulting from the addition of approximately 650 sales and marketing employees in connection with the acquisition of Crystal Decisions. On a constant currency basis, sales and marketing expenses would have been approximately $15.7 million lower than reported for the nine months ended September 30, 2004.

     Sequentially, sales and marketing expenses decreased by $2.7 million, or 3%, to $96.5 million for the three months ended September 30, 2004 from $99.3 million for the three months ended June 30, 2004. The decrease in sales and marketing expenses for the three months ended September 30, 2004 was primarily as the result of a $2.9 million reduction in marketing expenses associated with reduced marketing campaign spending and related expenses, offset by $0.6 million of additional severance costs not associated with the Crystal Decisions’ restructuring plan, over the three months ended June 30, 2004.

Research and Development Expenses

     Research and development expenses increased by $12.4 million, or 54%, to $35.3 million for the three months ended September 30, 2004 from $22.9 million for the three months ended September 30, 2003. Research and development expenses increased by $42.6 million, or 62%, to $111.6 million for the nine months ended September 30, 2004 from $69.0 million for the nine months ended September 30, 2003. A large portion of our research and development activities are performed in Canada and France. As a result, we may experience either favorable or unfavorable impacts as the result of foreign currency exchange movements related to this expense. As the majority of research and development expenses relate to employee compensation, the majority of the increase in costs relates to the addition of approximately 450 research and development employees in connection with the acquisition of Crystal Decisions. On a constant currency basis, research and development expenses would have been approximately $8.8 million lower than reported for the nine months ended September 30, 2004.

     Sequentially, research and development expenses decreased by $1.2 million, or 54%, to $35.3 million for the three months ended September 30, 2004 from $36.5 million for the three months ended June 30, 2004. While we hired approximately 80 additional research and development employees in various locations throughout the three months ended September 30, 2004, the decrease in expenses for the sequential quarter was the result of the cumulative effect of initial headcount reductions and related compensation savings realized as a result of our restructuring plan. We expect to gain further cost savings as we develop one integrated product line, complete the remainder of the planned terminations in certain geographies and continue our integration of research and development activities.

General and Administrative Expenses

     General and administrative expenses increased by $11.2 million, or 110%, to $21.4 million for the three months ended September 30, 2004 from $10.2 million for the three months ended September 30, 2003. General and administrative expenses increased by $33.4 million, or 115%, to $62.3 million for the nine months ended September 30, 2004 from $28.9 million for the nine months ended September 30, 2003. These increases resulted from increased employee related costs, integration expenses, professional fees including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, consulting and legal fees, and an increase in bad debt expense for accounts receivable identified as doubtful. The increase in costs was offset by a $1.0 million insurance reimbursement of legal fees. On a constant currency basis, general and administrative expenses would have been approximately $2.7 million lower than reported for the nine months ended September 30, 2004.

     For each quarter in 2004 to date, general and administrative expenses also included amortization expense of approximately $0.3 million per quarter, or $0.9 million for the nine months ended September 30, 2004, related to trade names acquired in the acquisition of Crystal Decisions. In addition, total stock-based compensation amortization of $0.2 million and $1.0 million was recorded in the three and nine months ended September 30, 2004.

     Sequentially, general and administrative expenses increased by $2.2 million, or 11%, to $21.4 million for the three months ended September 30, 2004 from $19.2 million for the three months ended June 30, 2004. The increase resulted from an increase in the allowance for doubtful accounts, additional professional services costs, and increased recruiting costs partially offset by lower travel and entertainment expenses.

Restructuring Costs

     As disclosed in the section “-Acquisitions and Restructuring Charges – Crystal Decisions Acquisition “Restructuring Costs Expensed under FAS 146” restructuring costs of $1.5 million were incurred during the nine months ended September 30, 2004 related to charges associated with the planned facility abandonment or closure of specific office locations occupied by Business Objects prior to our acquisition of Crystal Decisions. We currently anticipate that the remaining planned facility closures will be completed in the three months ending December 31, 2004 at an additional cost of approximately $1.2 million.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net were comprised of the following:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Net interest income	$0.8	$2.2	$2.5	$6.3
Patent infringement settlement income	—	1.8	3.6	5.3
Net foreign exchange gains (losses)	0.3	0.1	(8.7)	(0.2)

Interest and other income, net	$1.1	$4.1	$(2.6)	$11.4

     Net interest income decreased during the three and nine months ended September 30, 2004 compared to the same periods in 2003, as the result of the combination of lower average balances of invested cash and short-term investments and lower interest rates over the comparative period. Sequentially, net interest income for the three months ended September 30, 2004 remained consistent with the three months ended June 30, 2004.

     The patent infringement settlement income resulted from payments received on the settlement of our patent infringement lawsuit against Cognos for use of our patented technology under U.S. Patent No. 5,555,403. The payment terms included the payment of $1.8 million each quarter commencing in the quarter ended September 30, 2002 up to and including the three months ended June 30, 2004. We do not expect any further income from this source.

     Foreign Exchange Gains (Losses)

     For the three and nine months ended September 30, 2003, transaction foreign exchange gains (losses) were minimized by the natural hedge of our revenues and expenses. However, during the nine months ended September 30, 2004, we recognized $8.7 million of net foreign exchange losses, of which $6.8 million were recognized in the three months ended March 31, 2004. The majority of this loss related to the translation of the U.S. dollar denominated intercompany loans into the local currencies of our subsidiaries. In order to mitigate the risk of these foreign exchange losses occurring in the future, in April 2004, we entered into forward contracts for the purchase of U.S. dollars, Canadian dollars and British pounds in exchange for euros at a future date to settle various intercompany loans. This future date coincides with the maturity of these intercompany loans. The majority of the net foreign exchange loss for the three months ended June 30, 2004 was attributable to the reversal of the March 31, 2004 unrealized gain of $3.4 million. At September 30, 2004, we held forward contracts to purchase U.S. $158.4 million, Cdn $9.9 million and £25.3 million against the euro to settle obligations under intercompany loans. Since the implementation of our forward contract strategy in May 2004, we do not anticipate material exchange gains or losses from intercompany loans.

     Our Canadian operations continue to have more expenses than revenues, and we have in the past held forward contracts for the purchase of Canadian dollars. At September 30, 2004, all previous contracts had matured or were accelerated to maturity, and we realized a net gain of $0.7 million for the three months ended September 30, 2004, attributable to the strengthening of the Canadian dollar. Since the acquisition of Crystal Decisions, we have had and expect to continue to have either foreign exchange gains or losses on a combination of events including forward exchange contract gains or losses settled during and outstanding at period end and other transactions involving the purchase of currencies.

Income Taxes

     Our effective tax rate was 38% for the three and nine months ended September 30, 2004 and 2003. We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year.

Liquidity and Capital Resources

     The following table shows our cash flows and changes in cash and cash equivalents:

	For the Nine Months ended
	September 30,
	2004	2003
	(in millions)
Cash flow provided by operations	$40.2	$67.4
Cash flow used in investing activities	(24.2)	(36.7)
Cash flow provided by (used in) financing activities	(33.0)	14.7
Effects of changes in foreign currency exchange rates on cash and equivalents	4.2	18.6

Net increase (decrease) in cash and cash equivalents	$(12.8)	$64.0

     Cash and cash equivalents totaled $222.6 million at September 30, 2004, a decrease of $12.8 million from December 31, 2003. Excluding the transfer of $21.1 million to a restricted cash account in accordance with a pledge and security agreement to collateralize forward contracts, cash and cash equivalents increased by $8.3 million from December 31, 2003. Our principal source of liquidity has been our operating cash flow and funds provided by stock option exercises.

     Operating Activities. During the nine months ended September 30, 2004 and September 30, 2003, we generated greater cash resources than we used from operations. These cash resources resulted from net income for the nine months ended September 30, 2004 and 2003, respectively, of $64.5 million and $47.2 million after adjustments to exclude non-cash charges of $38.7 million and $16.0 million for the nine months ended September 30, 2004 and 2003, respectively.

     The decrease in cash provided by operations of $27.2 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004, was comprised of the $17.3 million increase in net income after non-cash adjustments, an increase in deferred revenues of $15.3 million, offset by $10.9 million less in cash collected from accounts receivable, and $48.9 million greater use of cash for other operating assets and liabilities. The major uses of cash in the nine months ended September 30, 2004 included: cash payments of approximately $17.0 million for restructuring charges; cash payments for accrued payroll and related expense accruals, which included severance payments to former employees that were not accounted for as part of the restructuring, and cash payments of approximately $41.8 million for taxes due in the ordinary course of business.

     Days sales outstanding increased to 75 days at September 30, 2004 from 66 days at December 31, 2003. The increase was in part due to system and processing delays related to the integration of our collections teams which occurred in the three months ended June 30, 2004. Sequentially, days sales outstanding decreased from 81 days at June 30, 2004 to 75 days at September 30, 2004, resulting in a net increase in cash provided by operations in the three months ended September 30, 2004 of $18.4 million.

     Investing Activities. During the nine months ended September 30, 2004, we did not purchase any short-term investments, whereas in the nine months ended September 30, 2003, we purchased $31.9 million of investments which reduced our cash and cash equivalents balance. During the nine months ended September 30, 2004, our capital expenditures substantially increased to $24.2 million from $7.6 million for the nine months ended September 30, 2003. These additional costs related to the continued implementation of information technology systems and infrastructure and the continued expansion of our facilities, especially in our Vancouver, Canada location.

     Financing Activities. The net use in cash and cash equivalents for the nine months ended September 30, 2004, resulted from the use of cash of $40.2 million for the repurchase of 2.0 million of our ordinary shares, the transfer of $21.1 million of cash to a restricted account in accordance with a pledge and security agreement to collateralize forward contracts, payments of $3.1 million related to the Acta escrow funded with $3.2 million out of restricted cash, offset in part by cash received of $28.2 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans.

     During the nine months ended September 30, 2003, our only source of cash from financing activities was the $14.7 million cash we received from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. Cash provided from this source alone increased by $13.5 million in the nine months ended September 30, 2004, mainly as a result of exercises and purchases by former Crystal Decisions’ optionees. We expect the monies received on the exercise or purchase of options/shares to vary because we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans.

  Future Liquidity Requirements

     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we obtained a €60 million line of credit in the three months ended December 31, 2003, which can be drawn in euros, U.S. dollars or Canadian dollars, to support our cash management activities. At September 30, 2004 and December 31, 2003, no balance was outstanding under this line of credit.

     On April 28, 2004, we entered into a pledge and security agreement covering certain forward contract services. On July 28, 2004, we signed a first amendment to this agreement that changed the requirement to hold a fixed amount of funds, which was $33.3 million. On July 28, 2004 and thereafter, the agreement requires us to hold a balance equal to 10% of the aggregate amount of all foreign exchange transactions entered into with the bank. This agreement grants the bank a security interest in the deposit as security for the prompt performance of all obligations with respect to, or arising out of, the foreign exchange agreements. In accordance with the agreement, we were required to maintain $21.1 million at September 30, 2004 in a money market fund with the bank as collateral.

     Our other contractual obligations have not changed materially from those presented as of December 31, 2003 in our Annual Report on Form 10-K.

Guarantees

     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us; and (iii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and as such no liabilities aside from detailed following were recorded for these obligations on our balance sheets as of September 30, 2004 or December 31, 2003.

     During the three months ended September 30, 2004, we guaranteed the obligations of three separate lease agreements on behalf of one of our subsidiaries in order to secure premises in the United States without the requirement to pay a substantial deposit. The minimum lease terms range between three and four years and require in the event of default by the subsidiary that we guarantee to fully and timely perform any and all monetary and non-monetary obligations under the lease. The total potential annual obligation under these leases approximates $623,000 per annum. No liability related to this guarantee existed at September 30, 2004.

     Product Warranties. We warrant that our software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the software is sold. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified warranty issues based on historical activity. To date we have had no material warranty claims. Due to extensive product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, we have not recorded a warranty accrual to date.

     Environmental Liabilities. We engage in the development, marketing and distribution of software, and have never had an environmental related claim. As such, the likelihood of incurring a material loss related to environmental indemnifications of any unknown or future claim is remote and we are unable to reasonably estimate the amount of any unknown or future claim. As a result, we have not recorded a related liability in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

     Other Liabilities and Other Claims. We are responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, we measured the fair value of these obligations at period end. At September 30, 2004, a total of $0.8 million was included in liabilities related to the restoration of leased premises that qualify as operating leases. These liabilities were not associated with the Crystal Decisions restructuring plan.

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

     During the nine months ended September 30, 2004, an adjustment was made to the net tangible assets acquired to increase goodwill. This increase was the result of increases in estimates of liabilities that existed at the date of purchase consisting mainly of a $9.0 million increase in income taxes payable and a $1.1 million increase in various liabilities and certain restructuring costs. The purchase price allocation is preliminary and the final amounts of net tangible assets and estimated transaction costs may change based on new information during the purchase price allocation period. We expect that the purchase price allocation period will end prior to December 31, 2004, with the exception of items related to open tax years.

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

     Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition

     In December 2003, we accrued severance and other related benefits in connection with the involuntary termination of 194 Crystal Decisions’ employees and other restructuring costs in connection with the abandonment of facilities. Qualifying restructuring costs related to Crystal Decisions were accounted for in the purchase price allocation. During the nine months ended September 30, 2004, we paid approximately $9.0 million in severance and other related benefits to 151 employees across all regions. We anticipate that a substantial portion of the remaining number of employees will not ultimately be terminated. This determination, and a change in estimate if necessary, will be made in the three months ending December 31, 2004 and, if required, goodwill will be decreased equal to the reduction in the accrual. We expect to pay the remaining restructuring liability or revised estimated costs for employee severance and other related benefits during the three months ending December 31, 2004. There are no significant additional expected terminations associated with this restructuring plan.

     The cost to abandon facilities restructuring charge of $2.7 million at December 31, 2003, related to estimated costs for future minimum lease payments once we had vacated 11 facilities which we had planned to close, net of estimated sublease income we earned on these premises. The facilities planned for closure are under leases with terms to 2008. During the three and nine months ended September 30, 2004, we paid $651,000 and $1.3 million, respectively, related to minimum lease payments and settlement costs on vacated premises, net of sublease income earned.

     The balances of accrued restructuring charges capitalized as a cost of acquisition related to Crystal Decisions were as follows at September 30, 2004 (in millions):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total
Restructuring charge at December 2003	$10.8	$2.7	$13.5
Cash payments during 2003	(1.1)	—	(1.1)

Balance at December 31, 2003	$9.7	$2.7	$12.4

Cash payments during period	(4.7)	(0.2)	(4.9)
Impact of foreign currency exchange rates on translation of accrual	(0.5)	—	(0.5)

Balance at March 31, 2004	$4.5	$2.5	$7.0

Cash payments during period	(2.9)	(0.4)	(3.3)
Adjustment to the original plan	0.5	—	0.5

Balance at June 30, 2004	$2.1	$2.1	$4.2

Cash payments during period	(1.3)	(0.6)	(1.9)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at September 30, 2004	$0.8	$1.5	$2.3

  Restructuring Costs Expensed Under FAS 146

     As a result of the acquisition of Crystal Decisions, we accrued approximately $7.8 million of expenses related to restructuring costs for severance and other related benefits for 159 Business Objects’ employees across all functions worldwide. During the nine months ended September 30, 2004, the accrual was reduced by $6.1 million in cash payments related to the termination of 126 of these employees. Of the remaining 33 employees originally included as part of the restructuring plan, we anticipate that approximately 28 employees may still receive payments under the restructuring plan. We expect to pay the majority of the remaining balance of the restructuring accrual related to employee severance and other benefits during the three months ending December 31, 2004 in accordance with this restructuring plan.

     In addition to the $7.8 million of restructuring charges expensed in the three months ended December 31, 2003, we incurred approximately $1.5 million of additional charges in the nine months ended September 30, 2004. The amount of $1.7 million in the following table relates to costs incurred on the exit of certain facilities. We anticipate that there will be additional charges related to exiting certain facilities previously leased by Business Objects prior to the Crystal Decisions Acquisition, which we estimate at approximately $1.2 million and expect will be expensed as the facilities are vacated during the three months ending December 31, 2004.

     The balances of accrued restructuring costs associated with Business Objects’ employees and facilities prior to our acquisition of Crystal Decisions were as follows at September 30, 2004 (in millions)

	Employee
	Severance and	Costs to
	Other Related	Abandon
	Benefits	Facilities	Total
Restructuring costs at December 2003	$7.8	$—	$7.8
Less: non-cash stock based compensation expense	(0.3)	—	(0.3)
Impact of foreign currency exchange rates on translation of accrual	0.3	—	0.3

Balance of December 31, 2003	$7.8	$—	$7.8

Cash payments during the period	(2.9)	—	(2.9)
Impact of foreign currency exchange rates on translation of accrual	0.1	—	0.1

Balance at March 31, 2004	$5.0	$—	$5.0

Cash payments during the period	(1.8)	(0.5)	(2.3)
Additional restructuring charges accrued during the three months ended June 30, 2004 included in operating expenses	(0.2)	1.7	1.5
Restructuring charges offset against rent expense	—	(0.5)	(0.5)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at June 30, 2004	$3.0	$0.7	$3.7

Cash payments during the period	(1.3)	(0.1)	(1.4)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at September 30, 2004	$1.7	$0.6	$2.3

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

     During 2003 the lease for Acta’s Mountain View, California facility was terminated through an action to take the property by eminent domain by the Santa Clara Valley Transportation Authority. Upon termination of the lease, the remaining $2.7 million accrual related to this facility was reversed as an adjustment to goodwill. The remaining accrual of $0.4 million at September 30, 2004 represents estimated future minimum lease payments for Acta’s U.K. facility, which includes payments until the end of 2005 and other settlement costs. The balances of the accrued restructuring charges associated with the acquisition of Acta were as follows to September 30, 2004 (in millions):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	other related	of Property and
	benefits	Equipment	Total
Restructuring charge at August 2002	$4.4	$9.1	$13.5
Cash payments during 2002	(4.4)	(1.1)	(5.5)
Non-cash charges	—	(1.2)	(1.2)

Balance at December 31, 2002	$—	$6.8	$6.8

Net cash payments during 2003	—	(3.4)	(3.4)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2.7)	(2.7)

Balance at December 31, 2003	$—	$0.7	$0.7

Cash payments during period	—	(0.1)	(0.1)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at March 31, 2004	$—	$0.6	$0.6

Cash payments during period	—	(0.1)	(0.1)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at June 30, 2004	$—	$0.5	$0.5

Cash payments during period	—	(0.1)	(0.1)
Impact of foreign currency exchange rates on translation of accrual	—	—	—

Balance at September 30, 2004	$—	$0.4	$0.4

Non-Acquisition-Related Restructuring Liabilities

     In 2002, we implemented a restructuring plan to eliminate approximately 50 positions in our European field operations to better align the revenue and cost structure in Europe in response to the region’s overall weak IT spending environment. In addition, we eliminated excess office space in France, Italy, Spain and Switzerland. The total expense related to the involuntary termination of employees and the exit of facilities was $3.9 million. The remaining $0.6 million accrual as of September 30, 2004 represented estimated remaining legal costs or payments to terminated employees who have initiated claims against us. We do not anticipate that there will be a resolution to these claims until sometime in 2005. The change in the balance from December 31, 2003 was due solely to the foreign currency revaluation of this amount.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements at September 30, 2004 or at December 31, 2003. In accordance with FAS No. 87, “Employers’ Accounting for Pensions”, or FAS 87, our French pension plan which is managed by a third party is not consolidated into our statements of financial position, except for the net liability due to the Plan. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the Interpretation provisions to their employee benefit plans that are accounted for under FAS 87.

Critical Accounting Policies

     We believe there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2004 from what was previously disclosed in, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Pronouncements

     Share Based Payments. On March 31, 2004, the Financial Accounting Standards Board, or FASB, published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”, or FAS 123R. The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statements of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The comment period for the exposure draft ended on June 30, 2004. In October 2004, the FASB proposed that the effective date of FAS 123R be applicable for interim or annual periods beginning after June 15, 2005 and allow companies to restate the full year of 2005 to reflect the impact of expensing under FAS 123R as reported in the footnotes to the financial statements for the first half of 2005. In accordance with International Financial Reporting Standards, IFRS 2, “Share-Based Payment” (“IFRS 2”), we will be required to expense the costs associated with stock awards commencing on January 1, 2005 for our French financial reporting requirements. IFRS 2 requires restatement of stock-based compensation expense in the 2004 financial statements.

     Pending final rules from the FASB on FAS 123R and approval from the European Commission on IFRS 2, we continue to investigate the impact that the adoption of FAS 123R and IFRS 2 will have on our financial position and results of operations.

     Disclosure Requirements Related to Pensions and Other Postretirement Benefits. In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit — an amendment of FASB Statements No. 87, 88 and 106” (“FAS 132R”). A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. The statement does not change the measurement or recognition provisions for pensions and other postretirement benefits. This statement was effective for fiscal years ended after December 15, 2003, except in cases where a company only has a foreign plan, in which case the statement is effective for fiscal years ending after June 15, 2004. We only have foreign plans of this type.

Factors Affecting Future Operating Results

     We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial conditions or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2003 Annual Report on Form 10-K. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward looking statements based on circumstances or events which occur in the future. Actual results may materially differ from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to the Crystal Decisions Acquisition

We may not realize the benefits that we anticipated from our acquisition of Crystal Decisions within the time periods or to the extent that we expected because of integration and other challenges.

     On December 11, 2003, we acquired Crystal Decisions. If we fail to realize any of the anticipated benefits of the acquisition, our business and results of operations could be harmed severely. Realizing the benefits of the acquisition will depend in part on the integration of our operations, people and technology. This integration effort is a complex, time-consuming and expensive process that could significantly disrupt our business. We may be unable to integrate the two companies successfully in a timely manner or to the extent we expected.

     Combining our product offerings is a complex and lengthy process involving a number of intermediate steps in which we will seek to achieve increasing degrees of integration of our products. We have previously announced that in late December 2004, we expect to commercially release the first of a series of new products, including BusinessObjects 11, which represents the completion of the Business Objects and Crystal Decisions product roadmap integration. We also expect to release editions of Business Objects 11 that use additional platforms and languages during the early part of 2005. Our customers can elect to continue to use stand-alone products for some time and we may not be able to convince them to adopt our combined product. As a result, we may have to continue to support multiple products for a period of time.

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

     We have incurred and expect to incur additional restructuring expenses during 2004, which we currently estimate to be $1.2 million. We cannot be sure that these expenses and charges will not be higher than we currently anticipate. These and any additional restructuring or operating expenses and charges could adversely affect our results of operations.

Our revenues may be unpredictable due to the release of our BusinessObjects 11 product, which integrates our existing Business Objects and Crystal Decisions product lines and the end of life of those existing products.

     In the past, customers have deferred purchasing decisions as the expected release date of our new products have approached and have delayed making purchases of the new product to permit them to undertake a more complete evaluation or until industry analysts have commented upon the products. We anticipate that the release of BusinessObjects 11 will be particularly susceptible to deferred or delayed orders. Because BusinessObjects 11 represents the integration of our former stand-alone Business Objects and Crystal Decisions product lines, some customers may delay purchasing older products until the new product is shipping in their desired configuration or may wait until later releases before purchasing the new product.

     We believe that because the widespread commercial release of BusinessObjects 11 is scheduled to occur late in December 2004, our revenues and bookings for the three months ending December 31, 2004 are likely to be materially and substantially affected. The customer hesitation could result in delays in purchasing from one quarter to the next, causing quarterly orders and associated shipments and revenues to vary more significantly during this transition than we have previously experienced. The impact on revenues of the introduction of BusinessObjects 11 may be exacerbated or reduced by normal seasonal spending patterns. We are putting in place programs and incentives to try to mitigate these expected fluctuations, but we cannot provide any assurance that these programs will be effective.

     In addition, we anticipate that the pattern of adoption of BusinessObjects 11 by existing customers, and the impact on revenues, may not be consistent with the patterns we have previously experienced because we have announced that the old Business Objects and Crystal Decisions products will transition to end of life over the next year or two. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects 11 product, which may be viewed by them as a more significant decision about how to manage their business intelligence needs rather than a less significant decision to upgrade a current business intelligence platform. We cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects 11 or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions products prior to their end of life.

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

Risks Related to Our Business

Our quarterly operating results have been and will be subject to fluctuations.

     Historically, our quarterly operating results and Crystal Decisions’ quarterly operating results varied substantially from quarter to quarter, and we anticipate that this will continue as we operate as a combined company. The fluctuation occurs principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until the fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchasing decisions in anticipation of our integrated product line, which reflects both Business Objects’ and Crystal Decisions’ products, other new products, product enhancements or platforms or in response to announced pricing changes by us or our competitors;

•	we expect our revenues may vary based on the mix of products and services, and the amount of consulting services, our customers order;

•	we depend in part on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we expect our revenues to be sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise.

     General market conditions and other domestic or international macroeconomic and geopolitical factors unrelated to our performance also affect our quarterly revenues and operating results. For these reasons, quarter to quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as indicative of our future performance.

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

     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various bodies formed to interpret and create appropriate accounting policies and in accordance with French GAAP according to French law. A change in these policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by the changes in the accounting rules are as follows:

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

     Additionally, we may face competition from many companies with whom we have strategic relationships, including Hyperion Solutions Corporation, International Business Machines Corporation, Lawson Software, Inc., Microsoft Corporation, Oracle Corporation, PeopleSoft, Inc. and SAP AG, all of whom offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products will be specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.

Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, acquisitions of, or other strategic transactions by, our competitors could weaken our competitive position or reduce our revenues.

     Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, some of these competitors may enjoy greater name recognition and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. Moreover, some of our competitors, particularly companies that offer relational database management software systems, enterprise resource planning software systems and customer relationship management systems may have well established relationships with some of our existing and targeted customers. This competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced revenues, reduced gross margins and, ultimately, reduced market share.

     If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in October 2003, Hyperion acquired Brio Software and in July 2004, IBM acquired Alphablox. Furthermore, companies larger than ours could enter the market through internal expansion or by strategically aligning themselves with one of our competitors and providing products that cost less than our products. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, resellers, original equipment manufacturers or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products.

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

We may have difficulties providing and managing large scale deployments, which could cause a decline or delay in recognition of our revenues and an increase in our expenses.

     We may have difficulty managing the timeliness of our large scale deployments and our internal allocation of personnel and resources. Any difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services, which could cause a decline in or delay in recognition of revenues, and could cause us to increase our research and development and technical support costs, either of which could adversely affect our operating results.

     In addition, we generally have long sales cycles for our large scale deployments. During a long sales cycle, events may occur that could affect the size, timing or completion of the order. For example, the potential customer’s budget and purchasing priorities may change, the economy may experience a downturn or new competing technology may enter the marketplace, any of which could reduce our revenues.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

     We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2004. Rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. Because the matter of Section 404 compliance is new, there is no precedent or proven method for such compliance, and our management must exercise significant judgment in our efforts to comply with Section 404. We cannot be certain that we will comply with the requirements of Section 404 in a timely manner. If we fail to comply in a timely manner, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

The software market in which we operate is subject to rapid technological change and new product introductions, which could negatively affect our product sales.

     The market for business intelligence software is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. To be successful, we must develop new products, platforms and enhancements to our existing products that keep pace with technological developments, changing industry standards and the increasingly sophisticated requirements of our customers. Introducing new products into our market has inherent risks including those associated with:

•	adapting third-party technology, including open source software;

•	successful education and training of sales, marketing and consulting personnel;

•	effective marketing and market acceptance;

•	proper positioning and pricing; and

•	product quality, including possible defects.

     If we are unable to respond quickly and successfully to these developments and changes, we may lose our competitive position. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Further, if we do not adequately time the introduction or the announcement of new products or enhancements to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements, our customers may defer or forego purchases of our existing products. In addition, we will have expended substantial resources without realizing the anticipated revenue which would have an adverse effect on our results of operations and financial condition.

We are currently a party to several lawsuits with MicroStrategy. The prosecution of these lawsuits could have a substantial negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.

     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy infringes on our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling its product known as MicroStrategy Version 7.0. Our complaint requests that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We have appealed the Court’s judgment to the Court of Appeals for the Federal Circuit. Oral arguments on the appeal were heard by the Court on September 9, 2004 and we anticipate a ruling on the appeal in early 2005. We cannot reasonably estimate at this time whether a monetary settlement will be reached.

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleges that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 was scheduled to begin June 14, 2004. On June 7, 2004, the Court sent a letter to all counsel informing the parties that the Court was of the opinion that summary judgment should be granted in the Company’s favor as to infringement and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding that one of our former employees had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. The Court’s finding and injunction as to the two documents will not affect in any manner our ability to sell or support our products. On September 3, 2004 MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleges that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Our investigation of this matter and discovery are at a preliminary stage. Trial is scheduled to begin on November 7, 2005. MicroStrategy had informed us of their intent to amend the complaint to add U.S. Patent No. 6,691,100 but subsequently stated that it would not seek to do so. The Court’s deadline for filing motions to amend the complaint has now passed. We intend vigorously to defend this action. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

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

     In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. We became a party to the action when we acquired Crystal Decisions in December 2003. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received a notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into court.

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

     On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s U.S. Patents Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August 16, 2004 trial date previously set and a trial date probably will not be set again until the Court issues its claim construction order.

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

     In addition, the laws of many countries do not protect intellectual property rights to as great an extent as those of the United States and France. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary technology due to piracy and misappropriation. For example, we recently began doing business in the People’s Republic of China where the status of intellectual property law is unclear and we may expand our presence there in the future.

     Although our name, together with our logo, is registered as a trademark in France, the United States and a number of other countries, we may have difficulty asserting our trademark rights in the name “Business Objects” because some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police the unauthorized use of our name or otherwise prevent our name from becoming a part of the public domain. We also have other trademarks or service marks in use around the world, and we may have difficulty registering or maintaining these marks in some countries, which may require us to change our marks or obtain new marks.

     We are involved in litigation to protect our intellectual property rights, and we may become involved in further litigation in the future. This type of litigation is costly and could negatively impact our operating results. For example, we are currently involved in a patent infringement action against MicroStrategy.

Third parties have asserted that our technology infringes upon their proprietary rights, and others may do so in the future, which has resulted, and may in the future result, in costly litigation and could adversely affect our ability to distribute our products.

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

     The potential effects on our business operations resulting from third party infringement claims that have been filed against us and may be filed against us in the future include the following:

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

     We may also be required to indemnify customers, distributors, original equipment manufacturers and other resellers for third-party products incorporated in our products if such third party’s products infringe upon the intellectual property rights of others. Although many of these third parties who are commercial vendors will be obligated to indemnify us if their products infringe the intellectual property rights of others, the indemnification may not be adequate.

     In addition, from time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use selected open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties challenging ownership of what we believe to be our proprietary software. We may also be subject to claims that we have failed to comply with all the requirements of the open source licenses. Open source licenses are more likely than commercial licenses to contain vague, ambiguous, or legally untested provisions, which increase the risks of such litigation. In addition, third parties may assert that the open source software itself infringes upon the intellectual property of others. Because open source providers seldom provide warranties or indemnification to us, in such event we may not have an adequate remedy against the open source provider.

     Any of this litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to redesign our products or obtain licenses from third parties.

Our loss of rights to use software licensed from third parties could harm our business.

     We license software from third parties and sublicense this software to our customers. In addition, we license software from third parties and incorporate it into our products. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. By utilizing third party software in our business, we incur risks that are not associated with developing software internally. For example, third party licensors may discontinue or modify their operations, terminate their relationships with us, or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we might be forced to seek alternative technology of inferior quality, which has lower performance standards or which might not be available on commercially reasonable terms. If we are unable to maintain our existing licenses or obtain alternate third party software licenses on commercially reasonably terms, our revenues could be reduced, our costs could increase and our business could suffer.

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

     Although no one of our resellers currently accounts for a material percentage of our total revenues, if one or more of our other large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us. We had no customers who accounted for 10% or more of our sales in the three or nine months ended September 30, 2004 or 2003.

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

     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If our integration of future acquisitions is unsuccessful, our business will suffer. Furthermore, there is the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

Our executive officers and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

     Our success depends upon a number of key management, sales, technical and other critical personnel, including our co-founder, Bernard Liautaud, who is our chairman of the board of directors and chief executive officer, the loss of whom could adversely affect our business. The loss of the services of any key personnel or the inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives and the results of our operations. For example, John Olsen, our chief operating officer, left the company in the third quarter of 2004 and we cannot be certain we will be able to find a qualified replacement for him in a timely manner. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.

We have multinational operations that are subject to risks inherent in international operations.

     We have significant operations outside of France and the United States including development facilities, sales personnel and customer support operations. For example, we rely on over 200 software developers in India through a contract development agreement. Our international operations are subject to certain inherent risks including:

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

The requirement to expense stock options in our income statement could have a significant effect on our reported results, and we do not know how the market will react to reduced earnings.

     The Financial Accounting Standards Board, or FASB, has issued an exposure draft that requires that all forms of share-based payments to employees be treated the same as other forms of compensation by recognizing the related costs in the statements of income. The exposure draft is an amendment to Financial Accounting Standard No. 123, or FAS 123. This exposure draft, when issued as a final statement by the FASB, is expected to require all public companies to record the stock-based compensation calculated under the fair-value method in their financial statements and report this compensation expense in results of operations for all interim and annual periods beginning after June 15, 2005. The International Accounting Standards Board issued a statement, IFRS 2, on share-based payments in February 2004. IFRS 2 is subject to final approval by the European Commission and is expected to be effective as of January 1, 2005.

     We will be required to expense the costs associated with stock awards for our French financial reporting, which includes the restatement of stock-based compensation expense in our 2004 financial statements. We continue to investigate the impact that the adoption of the FAS 123 exposure draft and IFRS 2 will have on our financial position and results of operations. In addition, our effective tax rate will be adversely affected by the adoption of the exposure draft to the extent to which we are unable to record a net tax benefit on the stock-based compensation expense. While this stock-based compensation is a non-cash charge and will impact all companies who issue stock options, we cannot predict how investors will view this additional expense and, as such, our stock price may decline.

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

     During the nine months ended September 30, 2004, we recognized $8.7 million in net foreign exchange losses, of which $6.8 million were recognized in the three months ended March 31, 2004. While we believe we have put into place a strategy to mitigate these risks in the future, we cannot ensure that we will not recognize gains or losses from other transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which will vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate foreign currency risks properly could adversely affect our operating results. We cannot predict the change in foreign currency exchange rates in the future.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

     Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the computation of the estimated effective tax rate for the year. Our estimated annual effective tax rate may increase or fluctuate for a variety of reasons, including:

•	changes in forecasted annual operating income;

•	changes in relative proportions of revenue and income before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

•	changes to actual or forecasted permanent differences between book and tax reporting, including the tax effects of purchase accounting for acquisitions and non-recurring charges which may cause fluctuations between reporting periods;

•	impacts from any future tax settlements with state, federal or foreign tax authorities;

•	impacts from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the requirements of certain tax rulings; or

•	impacts from new FASB or IFRS requirements.

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

An SEC inquiry has required, and may continue to require, management time and legal expense.

     On August 3, 2004, we received a letter from the Staff of the SEC, commonly referred to as a “Wells letter”, notifying us that it intends to recommend that an action be brought against us for violations of periodic reporting provisions of the securities laws including, Section 13(a) of the Securities Exchange Act of 1934 and Exchange Act Rules 12b-20, 13a-1, 13a-13, and 13b2-1. The Staff has indicated to us that it does not intend to pursue an action based on the anti-fraud provisions of the securities laws, nor does the Staff intend to recommend an action be brought against any of our officers or directors. We previously disclosed the existence of an informal SEC inquiry concerning our backlog practices and we believe the proposed action relates to our disclosure practices concerning our backlog of unshipped orders. We responded to this notice and intend vigorously to defend the action. While we believe our practices are proper and in accordance with U.S. GAAP and the securities laws, we can give no assurance as to the outcome of this inquiry. An unfavorable outcome in, or resolution of, this matter may result in damage to our reputation among our customers and investors.

We have been named as a party to several class action lawsuits and shareholder derivative actions which could result in significant management time and attention, result in significant legal expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.

     We have received four “class action” complaints alleging that we and some of our officers and directors violated provisions of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In addition, two purported shareholder derivative actions have been filed against certain of our current and former officers and directors. The derivative actions are based on the same facts and events alleged in the class action complaints. Defending any such litigation is costly and may divert management’s attention from the day to day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in, or resolution of, this matter could have a material adverse affect on our liquidity, financial position or results of operations and may result in damage to our reputation among our customers and investors.

Risks Related to Ownership of Our Ordinary Shares or ADSs

New SAC and certain of its affiliates own a substantial percentage of our shares and their interests could conflict with those of our other shareholders.

     New SAC and certain of its affiliates own a significant percentage of our company as a result of our acquisition of Crystal Decisions. As of October 31, 2004, New SAC and certain of its affiliates beneficially owned approximately 16.6% of our shares. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Additional sales of our shares by New SAC and certain of its affiliates, our employees or issuances by us in connection with future acquisitions could adversely affect the market price of our shares.

     If New SAC or, after any distribution to its shareholders of our shares by New SAC, certain of its affiliates sell a substantial number of our shares in the future, the market price of our shares could decline. The perception among investors that these sales may occur could produce the same effect. New SAC and certain of its affiliates have rights, subject to specified conditions, to require us to file registration statements covering shares or to include shares in registration statements we may file. In addition, New SAC can unilaterally distribute its shares in us to its shareholders. By exercising its registration rights or distribution rights and selling a large number of shares, New SAC or any of its affiliates could cause the price of our shares to decline. In October 2004, we filed a registration statement on Form S-3 with the SEC for the purpose of enabling New SAC to sell up to 14.4 million of our ordinary shares or ADSs from time to time. Furthermore, if we were to include shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our shares. Any sale by New SAC of a large number of the shares pursuant to an exemption from the registration requirements of the Securities Act, such as through Rule 144, may cause the price of our common shares to decline.

Provisions of our articles of association and French law could have anti-takeover effects and could deprive shareholders who do not comply with such provisions of some or all of their voting rights.

     Provisions of our articles of association and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over our company. For example, French law provides that any individual or entity (“person”), acting alone or in concert with others, that becomes the owner or ceases to be the owner, holding more than 5%, 10%, 20%, 33 1/3%, 50% or 66 2/3% of the share capital or voting rights of our company is required (i) to notify us with a delay that shall be set by decree, and (ii) to notify the Autorité des Marchés Financiers, or the AMF, within five trading days of crossing any of the applicable percentage thresholds, of the number of shares and voting rights held by it. The AMF makes the notice public. Additionally, any person acquiring more than 10% or 20% of the share capital or voting rights of our company must notify us and the AMF within ten trading days of crossing any of these thresholds, and file a statement of their intentions relating to future acquisitions or participation in the management of our company for the following 12 month period, including whether or not this person is acting alone or in concert and whether or not it intends to continue its purchases to acquire control of our company or to seek nominations to our board of directors. This person may amend its stated intentions, provided that it does so on the basis of significant changes in its own situation or stockholding. Upon any changes of intentions, it must file a new statement. The AMF makes the statements public. Any shareholder who fails to comply with these requirements shall have voting rights for all shares in excess of the relevant threshold suspended for two years following the completion of the required notification. Moreover this shareholder may have all or part of its voting rights within our company suspended for up to five years by the relevant commercial court at the request of our chairman, any of our shareholders or the AMF. In addition, such shareholders may be subject to a fine of €18,000 for violation of the share ownership notification requirement and up to €1,500,000 for violation of the notification requirement regarding the statement of intentions.

     Furthermore, our articles of association provide that any person, acting alone or in concert with others, that becomes the owner or ceases to be the owner, holding more than 5%, 10%, 20%, 33 1/3%, 50% or 66 2/3% of the share capital or voting rights of our company, is required to notify us within five trading days of crossing any of the applicable percentage thresholds, of the number of shares and voting rights held by it.

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

     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court-appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,196,093 ordinary shares based on our share capital as of October 31, 2004. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,774,034 ordinary shares based on our company’s voting rights as of October 31, 2004, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

Interests of our shareholders will be diluted if they are not able to exercise preferential subscription rights for our shares.

     Under French law, shareholders have preferential subscription rights (droits préférentiels de souscription) to subscribe for cash for issuances of new shares or other securities with preferential subscription rights, directly or indirectly, to acquire additional shares on a pro rata basis. Shareholders may waive their rights specifically in respect of any offering, either individually or collectively, at an extraordinary general meeting. Preferential subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offering of shares and may be quoted on the exchange for such securities on Euronext Paris. Holders of our ADSs may not be able to exercise preferential subscription rights for these shares unless a registration statement under the Securities Act is effective with respect to such rights or an exemption from the registration requirements is available.

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

     It may be more difficult for holders of our ADSs to exercise their rights as shareholders than it would be if they directly held our ordinary shares. For example, if we offer new ordinary shares and a holder of our ADSs has the right to subscribe for a portion of them, the Bank of New York, as the depositary, is allowed, in its own discretion, to sell for such ADS holder’s benefit that right to subscribe for new ordinary shares of our company instead of making it available to such holder. Also, to exercise their voting rights, holders of our ADSs must instruct the depositary how to vote their shares. Because of this extra procedural step involving the depositary, the process for exercising voting rights will take longer for a holder of our ADSs than it would for holders of our ordinary shares.

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

     We currently intend to use all of our operating cash flow to finance our business for the foreseeable future. We have never distributed cash dividends to our shareholders, and we do not anticipate that we will distribute cash dividends in the near term. Although we may in the future distribute a portion of our earnings as dividends to shareholders, the determination of whether to declare dividends and, if so, the amount of such dividends will be based on facts and circumstances existing at the time of determination. We may not distribute dividends in the near future, or at all.

The market price of our shares will be susceptible to changes in our operating results and to stock market fluctuations.

     Our operating results may be below the expectations of public market analysts and investors’ and therefore, the market price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations in recent periods, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. The market fluctuations have affected our stock price in the past and could continue to affect our stock price in the future. The market price of our common stock may be affected by the following factors:

•	quarterly variations in our results of operations;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of our quarterly operating results and expected results of the future periods;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of shares of our common stock by our directors, officers, employees or principal stockholders;

•	announcements of our competitors or customers’ quarterly operating results, and expected results of future periods;

•	addition of significant new customers or loss of current customers;

•	international political, socioeconomic and financial instability, including instability associated with military action in Afghanistan and Iraq or other conflicts;

•	releases or reports by or changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.

     For example, during 2003 and to date in 2004, the trading price of our ADSs on The Nasdaq National Market has ranged from a high of $38.85 to a low of $14.93. If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our common stock could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. For interest rate sensitivity and foreign currency exchange risk, reference is made to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for 2003. Aside from the change in foreign exchange risk as a result of our obligation to settle intercompany loans, we believe there have been no significant changes in our market risk during the three or nine months ended September 30, 2004 from what was previously disclosed in our Annual Report for 2003. Further information on the impact of foreign currency exchange rate fluctuation is further described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations” to this Quarterly Report Form 10-Q.

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

     Although we regularly implement improvements to our internal control systems, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding this Item may be found in Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This information is incorporated by reference to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information with respect to purchases we made of our ordinary shares during the three months ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
		Average	Shares Purchased as	Number of Shares
	Total Number	Price Paid	Part of Publicly	that May Yet Be
	of Shares	per Share	Announced Program	Purchased Under
	Purchased	(A)	(B)	the Program (B)
Balance at June 30, 2004	—	$—	—	2,946,645
July 1 to July 31, 2004	—	—	—	2,971,693
August 1 to August 31, 2004	1,000,000	19.27	1,000,000	2,009,977
September 1 to September 30, 2004	—	—	—	2,068,561

Total	1,000,000	$19.27	1,000,000	2,068,561

(A)	Average price paid per share of €15.91 per ordinary share or U.S. dollar equivalent of $19.27 per ordinary share.

(B)	Our ordinary and extraordinary general meeting of shareholders held on June 10, 2004, approved a share repurchase program under which our board of directors is authorized to purchase a maximum of 8.4 million of our shares with a nominal value of €0.10 each, at a maximum purchase price of €35.00 per share (excluding costs) or its U.S. dollar equivalent. The authorization further specified that the total number of treasury shares shall not exceed 10% of our share capital. This new authorization is valid for 18 months and will expire on December 10, 2005.

On August 20, 2004, under the authorization of the shareholder approved program our board of directors decided to implement the share repurchase program to repurchase up to a maximum of 2.0 million of our shares. Within those authorizations and limitations, 1.0 million of our shares were repurchased from August 23 to August 31, 2004.

Item 6. Exhibits

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

Business Objects S.A.
(Registrant)

Date: November 9, 2004	By:	/s/ Bernard Liautaud

Bernard Liautaud
Chairman of the Board and
Chief Executive Officer

Date: November 9, 2004	By:	/s/ James R. Tolonen

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