Form 10-K
period 2004-12-31
BUSINESS OBJECTS S.A.
filed 2005-03-16
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to
BUSINESS OBJECTS S.A.
(Exact name of Registrant as specified in its charter)

Republic of France	0-24720	98-0355777
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)
157-159 Rue Anatole France, 92300 Levallois-Perret, France
(Address of principal executive offices)
(408) 953-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:

American depositary shares, each representing one ordinary share Ordinary shares	Nasdaq National Market Eurolist by Euronext, Paris S.A., France

*	Ordinary shares are not traded in the United States, but rather they are deposited with The Bank of New York, as Depositary. Each American depositary share represents one ordinary share.
Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☑ Yes          ☐ No
      As of June 30, 2004, the last business day of our most recently completed second fiscal quarter, there were 95,380,793 ordinary shares of €0.10 nominal value issued (including 32,681,296 American depositary shares each corresponding to one ordinary share and 2,067,675 treasury shares). The aggregate market value of our common equity held by non-affiliates, based upon the closing sale price of our American depositary shares on June 30, 2004 as reported on the Nasdaq National Market, was $1,482,374,448. Ordinary shares and American depositary shares held by each of our officers and directors and by each person owning, to our knowledge, 5% or more of our common equity were excluded because such persons may be deemed to be affiliates of Business Objects. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of February 28, 2005, the number of issued ordinary shares was 96,015,926 of €0.10 nominal value (including 30,107,702 American depositary shares, 3,067,675 treasury shares and 3,405,102 shares held by Business Objects Option LLC). As of February 28, 2005, we had issued and outstanding 92,610,824 ordinary shares of €0.10 nominal value (including 30,107,702 American depositary shares and 3,067,675 treasury shares). Of the number of issued shares 6,310,234 represented shares issued by us on December 11, 2003 to Business Objects Option LLC, our indirectly, wholly owned subsidiary. These shares represent shares issuable upon exercise of the stock options held by former Crystal Decisions’ optionees. Since Business Objects Option LLC is an indirect, wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights. In the event any such shares are not needed to satisfy obligations under stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or to be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the stock options.

Documents Incorporated by Reference
      We have incorporated by reference into Part III of this Form 10-K, portions of our Proxy Statement for our 2005 Annual Meeting of Shareholders.
Trademarks
      References in this Form 10-K to the “Company,” “Business Objects,” “we,” “our,” and “us” refer to Business Objects S.A. and our consolidated subsidiaries. Business Objects, the Business Objects logo, BusinessQuery, WebIntelligence, Crystal Reports, Crystal Enterprise, Crystal Analysis, and Rapidmarts are trademarks or registered trademarks of Business Objects S.A. in the U.S. and /or other countries. All other trademarks or trade names referenced in this Form 10-K may be the property of their respective owners.
Reporting Currency
      All financial information contained in this document is expressed in United States dollars, unless otherwise stated.
American Depositary Shares
      We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of American depositary shares (“ADSs”). Each ADS represents one ordinary share placed on deposit with The Bank of New York, as depositary (the “Depositary”) and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement (the “Deposit Agreement”) as amended and restated October 15, 2003, ordinary shares may be deposited with the Paris office of BNP Paribas Securities Services, as custodian (the “Custodian”), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. A form of the Deposit Agreement is incorporated by reference as an exhibit to this Form 10-K.

BUSINESS OBJECTS S.A.

PART I
      This discussion contains forward-looking statements based on our expectations, assumptions, estimates and projections about Business Objects and our industry as of the filing date of this Form 10-K. These statements include, but are not limited to, statements concerning: our strategy, including the company’s expected financial performance, continued sales of our existing products and services as well as sales of the company’s BusinessObjects XI product offering. Actual events or results may differ materially from those described in this document due to a number of risks and uncertainties. The potential risks and uncertainties include, among others, the company’s ability to attract and retain customer support for BusinessObjects XI; the realization of revenues from new OEM and reseller agreements; the introduction of new products by competitors or the entry of new competitors into the markets for Business Objects’ products; the impact of the pricing of competing technologies; and economic and political conditions in the U.S. and abroad. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section captioned “Factors Affecting Future Operating Results” and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.	Business
Our Company
      We are the world’s leading independent provider of business intelligence software and services, which we refer to in this document as “Business Intelligence” or “BI” solutions. We develop, market, distribute and provide services for software that enables organizations to track, understand and manage enterprise performance within and beyond the enterprise. Organizations use our software to gain better insight into their business, improve decision making and optimize enterprise performance. Our business intelligence platform, BusinessObjects XI, offers a single platform for enterprise reporting, query and analysis, performance management and data integration. We have also built one of the industry’s largest partner communities, with more than 3,000 partners worldwide. In addition, we offer consulting and education services to help customers effectively deploy their business intelligence projects.
      On December 11, 2003, we acquired Crystal Decisions, Inc., the industry standard for enterprise reporting, and several related entities (“Crystal Decisions”), and subsequent to December 11, 2003, the former operations of Crystal Decisions became part of our consolidated business and financial results.
      We were incorporated in France in 1990. Our principal executive offices are located at 157-159, rue Anatole France, Levallois-Perret, France and 3030 Orchard Parkway, San Jose, California. Our website is www.businessobjects.com.
Industry Background
     Business Strategy
      Our business strategy is focused on four key Business Intelligence opportunities:
      Enterprise standardization. Increasingly, companies are selecting a single business intelligence solution for enterprise standardization to replace multiple instances of disparate BI technologies in their company. As enterprises realize the benefits of deploying business intelligence software, they look to standardize on a single enterprise wide solution to reduce their total cost of ownership and rationalize their BI strategy under one vendor.
      To meet this demand, we design software that can be used throughout the enterprise by the maximum number of users and ensure that companies can obtain all the components necessary for their business intelligence deployment from a single supplier.

      Enterprise Performance Management (“EPM”). One significant application of BI technology is EPM. EPM is the combination of BI, metrics and methodologies to track enterprise performance and measure it against company and industry goals. EPM has become a significant force in the market due to a number of factors. Management teams need operational dashboards and scorecards to help them focus their companies more closely set metrics and monitor their performance. There is a general increase in demand for financial transparency and control. There is pressure for companies to show a real return on their investments in Enterprise Resource Planning, (“ERP”), and Customer Relationship Management, (“CRM”) systems. While the concepts of EPM are not new, the ability for companies to implement EPM applications has been rapidly developing. Today, the enabling infrastructure of data warehouses and ERP/ CRM systems are in place to make EPM meaningful. We offer a suite of EPM applications that addresses this opportunity.
      Mid-market organizations. According to software industry analysts such as Gartner, small and medium-size organizations represent a growing share of the BI software market. We have served this market for many years and, in 2004, announced an expansion of our initiative to deliver BI solutions to mid-market organizations. Building upon our existing BI strength in the partner channels, the expansion includes a new product offering called Crystal Reports Server XI. This initiative includes special licensing, services and support for mid-market organizations.
      Developer Business Intelligence. Another significant application of BI is the use of BI technology embedded within other enterprise software applications. Customers of numerous independent software vendors (“ISVs”) require that the ISVs offer reporting functionality as an embedded complement to the ISV’s primary software applications. Corporate application developers often need to embed reports into custom applications and require the use of object-oriented reporting technology to efficiently address this need. Business Objects’ Crystal Reports is a leading product in the developer business intelligence space.
Products
      Our software helps customers track performance, understand business information and manage their organizations.

BusinessObjects
      In December 2004, we released BusinessObjects XI, which delivers a complete set of BI capabilities: reporting, query and analysis, performance management and data integration. BusinessObjects XI completed the integration of the Crystal Decisions and Business Objects product lines and we believe will deliver BI in new ways to a broader set of users and that this platform will promote wider adoption of BI by allowing organizations to standardize on a single advanced platform for all of their BI needs.
      Our BI platform provides a set of common services to simplify deployment and management of BI tools, reports and EPM applications. BusinessObjects Enterprise is a BI platform that powers the management and secure deployment of specialized end user tools for reporting, query and analysis, and performance management — on a proven, scalable, and open services-oriented architecture. BusinessObjects Enterprise also delivers an end-user insight environment with flexible system management to allow administrators to deploy and standardize their BI implementations.
Reporting
      Reporting is the process of accessing data, formatting it and delivering it as information to users inside and outside the organization.
      Crystal Reports is a reporting tool that helps customers create flexible, feature-rich reports and integrate them into web and Windows applications.
      Crystal Reports Server is a reporting solution for creating, managing and delivering reports to end users over the web or embedded in enterprise applications. Crystal Reports Server addresses the complete reporting process, from data access, report design, report management and delivery and report integration with portals and applications. This product is specifically targeted at our mid-market organizations.

Query and Analysis
      Our query and analysis products allow end users to interact with business information and answer ad hoc questions themselves — with minimal knowledge of the underlying data sources and structures. A range of users — from experienced data analysts to mainstream business users — can create queries and perform calculations without having to understand complex database languages or structures. Users can then share the information they create with others across the organization and beyond.
      BusinessObjects Web Intelligence provides a thin-client interface for powerful ad hoc queries and sophisticated analysis. It allows users to easily access and interact with business information over intranets and extranets, while maintaining tight information technology administrator control over user roles and privileges.
      BusinessObjects OLAP Intelligence is a powerful and easy to use client product for leading multidimensional database servers. It allows power users to perform ad hoc analysis and gain insight through an easy to use drill, slice and dice interface.
      BusinessObjects is a web enabled full client solution that allows users to easily track, understand and manage the wealth of information stored in multiple data sources within and beyond the customer’s organization.
Performance Management Products and Enterprise Analytic Applications
      Our EPM products help organizations assess their achievement of their strategies and company goals by tracking and analyzing key business metrics and goals via management dashboards, scorecards and alerts. Customers can set goals around metrics and assign them to users or groups of users. Groups can then analyze information, collaborate with others and take recommended actions. Our EPM applications build on our core products and embed industry best practices for business analysis. The performance management products can also accommodate an organization’s management methodologies, including Balanced Scorecard, Six Sigma, Total Quality Management or a custom discipline. Performance management applications provide industry best practices for business analysis, supported by a framework that can be customized and adapted to unique customer needs. We deliver a set of focused applications that provide prepackaged metrics and reports across the enterprise. In addition, we provide a series of enterprise analytic applications which allow organizations to better understand their customers, products, people and operations.
      BusinessObjects Dashboard Manager assists users to monitor critical business metrics, be alerted about issues that need attention and manage dashboards to help the user to take action faster. Dashboard Manager helps organizations understand business drivers and deploy personalized dashboards.
      BusinessObjects Performance Manager is a scorecard product that helps organizations communicate strategy and manage group decisions. It lets users develop and manage goals, track performance through scorecards, collaborate with others and follow recommended actions to improve organizational performance.
      BusinessObjects Customer Intelligence helps organizations build and grow more profitable customer relationships. With Customer Intelligence, clients can analyze volumes of complex customer, sales and marketing data, and gain insight into how to develop the most profitable customer relationships. Customer Intelligence consists of four modules: Campaign Analytics, Contact Center Analytics, Customer Analytics, and Sales Analytics.
      BusinessObjects Finance Intelligence enables companies to gain critical insight into their financial operations. Finance Intelligence consists of six modules designed to help managers analyze a variety of financial activities including compliance management, cashflow analysis, company cost structures and financial statement metrics and ratios.
      BusinessObjects Human Resource Intelligence streamlines a variety of HR processes, and provides HR managers with a complete view of employee resources, costs, and performance across all areas of an organization. This analytic application highlights the key factors that HR managers need to consider to lower turnover, control personnel costs and improve employee performance.

      BusinessObjects Products & Service Intelligence contains several pre-built metrics and best-practice analytics that help organizations make sense of the dynamics behind product performance. Product & Service Intelligence consists of six modules designed to help managers improve product performance, including product profitability, product mix, pricing and promotions and cross-sell and upsell opportunities.
      BusinessObjects Supply Chain Intelligence provides customers with a single view across their supply chain. It contains prepackaged key performance indicators, analytics, and alerts to help customers zero in on the primary drivers behind supply chain processes — planning, procurement, manufacturing, logistics, and returns, so customers can analyze and act to increase supply chain efficiency.
      Analytic Engines are designed to address customers’ analytic needs including segmentation analysis, predicting future customer profiles and monitoring processes for continuous improvement. Set Analysis, Predictive Analysis and Statistical Process Control are powerful engines that enhance dashboards and scorecards to provide more insight into an organization’s data.
Data Integration Products
      Business Objects data integration products allow customers to extract, transform and move data into data marts or warehouses, at any frequency. Extraction, transformation, and load (“ETL”) technology and packaged data integration solutions for enterprise applications, such as SAP, Siebel and Oracle, assist customers to deliver accurate, timely and integrated data that BI software users trust.
      BusinessObjects Data Integrator is a scalable data integration platform that provides data integrity, improves information technology productivity, and accelerates reporting, query and analysis and EPM projects.
      BusinessObjects Rapid Marts are built with Data Integrator and provide packaged ETL for building analytic solutions including predesigned data models, transformation logic and data flows for extracting data from enterprise applications like SAP, PeopleSoft, Oracle, J.D. Edwards and Siebel.
Services
      Post-Sales Customer Support and Software Maintenance. Our networks of customer support centers around the world are staffed by trained support engineers who answer customer inquiries by telephone and email. Our customer support centers are equipped with a global case tracking system and a knowledge base and problem reporting system. These systems are designed to help engineers share their knowledge and experience, improve the quality of responses and reduce response time for customer inquiries. Our value-added resellers, systems integrators, consulting partners and distributors, supported by our regional support centers, may also provide technical support.
      At December 31, 2004, we offered three levels of customer support programs — Standard, Elite and Premium — to better meet customers’ needs. All registered support customers who are current on a maintenance plan have access 24 hours a day, 7 days a week to our online customer support website. Online support provides customers with access to up to date technical information and helps customers independently resolve inquiries. Customers can query multiple technical repositories to find a solution to their inquiries, participate in online forums to discuss their BI strategies or issues with other users, download service packs and documentation or log a case directly to their local support center. Elite and Premium Support customers are assigned a specific team of support engineers who focus on the customer’s individual deployment and provide extended service hours for live in person and telephone support.
      Software maintenance releases and post-sales technical support are provided to customers for an annual maintenance fee, which is an additional charge to the initial product license fee.
      Customer Education and Training. Business Objects Education Services offers training from certified experts, with authorized curriculums and course materials. Our team and network of authorized education partners focus on helping customers achieve better business value via training plan development services, comprehensive offerings and flexible delivery.

      Through training plan development services, representatives of our customers are trained to assess user requirements within their companies and provide an action plan to ensure there are competencies in place for success. The plan includes the best way to train implementation teams — to set up, maintain and optimize their BI system — and the best way to train business users to avoid pitfalls and incorrect interpretation and use of information. We offer comprehensive training for architects, systems administrators, developers, report designers and data managers. Information technology teams can train in a variety of flexible ways including public classes, on site classes, or eLearning. We offer business user training in single courses, eLearning packs and the BusinessObjects Knowledge Accelerator. Knowledge Accelerator is an on demand training and support product deployed via corporate intranets to help users embrace the software, use data in their decision making and drilldown when and as needed.
      As users become proficient with our products, they can benefit from continuous learning on a variety of topics to keep up with the enhancements to the products and continue to maximize the value they get from BI. These courses are offered as a series of webcasts on specific topics such as technical updates, migration training, optimization best practices and custom sessions.
      Consulting Services. Our consulting services provide expertise in the design, development and deployment of enterprise BI systems that meet the technical and business requirements of our customers. Our consulting resources are located in major countries around the world and we supplement our resources with certified third party consulting partners. With knowledge of enterprise BI systems, reporting, EPM, analytic applications and data integration, our consultants can help customers benefit rapidly from the business value that BI systems can provide.
      To help customers succeed with their BI initiatives, we invested in the development of a comprehensive approach toward BI deployments: the BI Solution Accelerator. This methodology integrates technical and strategic consulting, life cycle learning and post implementation support to provide customers with a flexible deployment strategy. Our consultants have implemented BI systems into multiple vertical markets. Consulting services are generally charged to a customer on a per consultant per day basis.
Sales and Marketing
      We market and sell our products and services directly through our direct sales organizations and indirectly through sales channels, such as value-added resellers, original equipment manufacturers (“OEMs”), system integrators, consulting partners and distributors. Our sales and marketing organization is comprised of sales teams, each consisting of employees engaged in field sales, field technical support, inside sales and field marketing. Each sales and marketing organization is responsible for the coordination of both direct and indirect sales in its assigned territory. We believe that focusing direct sales efforts on identified customers, while supporting indirect sales channels to service our channel partners’ customers, maximizes the utilization of our direct sales personnel.
      Our sales cycle varies from customer to customer, typically requiring several months from the time of initial contact until closing a sale. For large customers or larger deals, the sales cycle can be greater than one year.
      To support our sales efforts, we conduct marketing programs, including advertising, direct mail, public relations, web based and face to face seminars and demonstrations at customer sites and at our offices, appearances at trade shows and ongoing customer communications programs and events.
Strategic Relationships
      We develop Global Alliance partnerships with ISVs, hardware vendors and system integrators to create new revenue opportunities and to further extend our deployment capacity. Our Global Alliance partners incorporate our technology within their own product solutions and/or sell it or recommend it, along with their own products and services.
      We also have over 750 OEM partners who integrate, and in some cases also resell, our licenses around the world. Our partnering strategy is instrumental in meeting and delivering on our overall corporate objectives.

      We believe these relationships generate new sales opportunities, increase our deployment capacity and enhance our products’ features.
Product Development
      We believe that innovation, timeliness of product releases and high product quality are essential to maintain a competitive position. Consequently, we dedicate considerable resources to development efforts to enhance existing products and to develop new products. To date, we have relied primarily on internal development of our products, but have in the past and may in the future continue to license or acquire technology or products from third parties. The product development group is responsible for the design, development and release of product enhancements, upgrades and new products and has two large development centers located in Levallois-Perret, France and Vancouver, Canada. We also have development teams located in San Jose, California and the U.K., as well as a site in India, which is facilitated by an independent third party. Research and development expenses were $150.6 million in 2004, $95.4 million in 2003 and $75.0 million in 2002.
Customers
      As of December 31, 2004, we had sold licenses for our products to more than 30,000 customers in over 80 countries, which included product licenses previously sold by Crystal Decisions. Our customers represent a wide, cross-industry spectrum of corporations and governmental and educational institutions. During each of the last three years, no customer accounted for 10% or more of our consolidated revenues.
Competition
      The market for our BI solutions is highly competitive, constantly evolving and subject to rapidly changing technology. We compete principally with providers of BI software, analytic applications, query and reporting software, ETL software and data warehousing software, as well as providers of consulting and support services for BI applications. Our direct competitors for our BI software and services include Actuate Corporation, Cognos Incorporated, Hyperion Solutions Corporation, Information Builders, MicroStrategy, Inc., and Microsoft Corporation. We also indirectly compete with suppliers of enterprise application software encompassing both ERP and CRM, including Microsoft Corporation, Oracle Corporation, Siebel Systems, Inc. and SAP AG. Competitors for analytic applications include Cognos Incorporated, Hyperion Solutions Corporation, SAP AG and SAS Institute. Competitors for ETL products include Ascential Software Corporation and Informatica Corporation. A number of our competitors and potential competitors have significantly greater financial and other resources than we have, which may enable them to more effectively address new competitive opportunities. In addition, some of our competitors, particularly companies that offer relational database management software systems and ERP software systems, have well established relations with some of our existing and targeted customers.
      We believe that the principal competitive factors that impact the market we serve include: performance, scalability, ease of use, functionality, product architecture, product quality, reliability, price, scope of distribution, customer support and name recognition. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face increasing competitive pressures from both current and future competitors in the markets we serve.
Patents and Intellectual Property Protection
      Our success depends in part on our ability to protect our intellectual property rights. To protect our proprietary information, we use a combination of patents, copyrights and trademark laws, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements, including confidentiality provisions.
      We currently have eight patents issued in the United States including those acquired from Crystal Decisions. In addition, we have 22 patent applications pending in the United States, three filings pursuant to the Patent Cooperation Treaty and two foreign patent applications pending. However, despite our efforts, our registration may not be successful or may be rejected by applicable patent or trademark offices. We also have an ongoing trademark registration program. Despite our efforts, we may not successfully protect our proprietary rights from misappropriation. While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition and ongoing product support and enhancement may be more significant in maintaining our competitive position.
      Litigation may be necessary to defend and protect our proprietary rights. From time to time we may use the courts to protect our intellectual property. We are currently involved in patent litigation with each of MicroStrategy Incorporated and Informatica Corporation. Litigating claims relating to our intellectual property can be very expensive in terms of management time, resources and professional fees for litigation.
      We filed a lawsuit against a competitor, MicroStrategy, in October 2001 in the United States District Court for the Northern District of California, which alleged patent infringement under U.S. Patent No. 5,555,403. On August 29, 2003, the Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the lower Court incorrectly concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to claim 4 of our patent. As a result, a trial date is expected to be set for later in 2005 or early 2006. We cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.
      On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement of Patent No. 6,279,033 without prejudice. On June 7, 2004, the Court informed the parties that the Court was of the opinion that summary judgment should be granted in our favor as to non infringement of MicroStrategy’s U.S. Patent No. 6,260,050 and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. We expect a ruling by the Court of Appeals later in 2005 or early 2006.
      On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that Crystal Decisions’ software products Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications infringed MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties are currently engaged in extensive discovery and trial is scheduled to start on November 7, 2005. We intend vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.
      On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. (“Acta Technology” or “Acta”). We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta Technology software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August  16, 2004 trial date previously set and a new trial date will probably not be set until the Court issues its claim construction order. We intend vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.
Employees
      As of December 31, 2004, we had 3,834 employees including:

•	987 in customer service and support, including 425 in professional services;

•	1,449 in sales and marketing;

•	878 in research and development; and

•	520 in finance and administration.
      Our employees in France have been represented by the Confédération Francaise Démocratique du Travail since October 2002 and by the Confédération Générale du Travail since November 2002. Our employees in France represented 16% of our labor force at December 31, 2004. The collective bargaining agreements we have entered into with the unions have been renewed annually. We have never experienced any work stoppage.
      Under French law, our management is required to hold monthly meetings with a delegation of elected employee representatives, called the comité d’entreprise, to discuss employment matters and our economic condition and to provide appropriate information and documents relating to these matters. As required under French law, two employee representatives are entitled to be present at meetings of our board of directors but do not have any voting rights.
Philanthropy
      We consider our philanthropic programs a way of attracting, engaging and developing employees. In late 2004, we launched a new program called Business Objects Community. The focus is on motivating our employees to make a difference in their communities through a balanced approach of giving time, technology and funds.

Directors and Executive Officers
      The following are our directors and executive officers and certain information about them:

Name	Age	Principal Occupation and Business Experience

Bernard Liautaud	42	Chairman of the Board and Chief Executive Officer. Mr. Liautaud is a founder of the Company and has served as chairman of our board and chief executive officer since our inception in August 1990. Prior to the founding of Business Objects, Mr. Liautaud was the sales marketing manager with Oracle Corporation’s French subsidiary. Mr. Liautaud is the son-in-law of Mr. Silverman, one of our directors. Mr. Liautaud does not hold directorships other than in subsidiaries of Business Objects, including Business Objects Americas, Business Objects Holdings, Inc., Business Objects Data Integration Inc., Acta Technology GmbH and Acta Technology Ltd. Mr. Liautaud’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.
Bernard Charlès	47	President of Dassault Systémes S.A. Mr. Charlès has been chief executive officer of Dassault Systémes S.A., a worldwide leader in product life cycle management, since 2002 and president of Dassault Systémes since 1995. From 1988 to September 1995, he was president of the Dassault Systémes Research and Development. Mr. Charlès is also a director of Dassault Data Services S.A., Dassault Systémes Corp., Dassault Systémes K.K., DELMIA Corp., ENOVIA Corp., Solidworks Corporation, SmarTeam Corporation Ltd. and Dassault Systémes Canada, Inc. Mr. Charlès joined our board of directors in 1998. Mr. Charlès is also a member of our audit committee, chairman of our compensation committee and our lead independent director. Mr. Charlès’ term of office on our board of directors will expire at the close of our 2007 shareholders meeting.
Jean-François Heitz	55	Consultant and Private Investor. Mr. Heitz was deputy chief financial officer at Microsoft Corporation from April 2000 to June 2003. Mr. Heitz joined Microsoft in 1989 as deputy general manager, and served in a number of different roles during his tenure, including treasurer. Prior to Microsoft, he spent nine years at Matra SA (GroupLagardere), a French multinational high-tech conglomerate, in various business and finance positions. Mr. Heitz is a member of the board of directors of Infowave Software, Inc. and a member of the board of directors and audit committee of Creo, Inc. Mr. Heitz joined our board of directors in May 2003, and he also serves on our audit committee as chairman and financial expert. Mr. Heitz’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience

Gerald Held	57	Consultant. Since 1999 Dr. Held has been a strategic consultant primarily to CEOs of technology firms ranging from startups to very large organizations. From 2000 to 2001, he was the acting CEO of Cantiga Systems. In 1998, Dr. Held was “CEO-in-residence” at the venture capital firm Kleiner Perkins Caufield & Byers. Through 1997, Dr. Held was senior vice president of Oracle’s server product division. Prior to Oracle, Dr. Held spent 18 years at Tandem Computers Incorporated. Dr. Held is the chairman of the board of directors of Software Development Technologies, Inc. and serves on the board of MetaMatrix, Inc. Dr. Held joined our board of directors in October 2002. Dr. Held is also the chairman of our compensation committee, a member of our corporate governance committee and a member our nominating committee. Dr. Held’s term of office on our board of directors will expire at the close of our 2005 annual shareholders meeting.
David Peterschmidt	57	President and Chief Executive Officer of Openwave Systems, Inc. Since November 2004, Mr. Peterschmidt has served as President and Chief Executive Officer of Openwave Systems, Inc., a telecommunications software and services company. From October 2003 to November 2004, Mr. Peterschmidt served as the chief executive officer and co-chairman of the Board of Directors of Securify, Inc. Mr. Peterschmidt served as president, chief executive officer and a director of Inktomi, Inc., an internet infrastructure company, from July 1996 to March 2003, and served as chairman of the Inktomi board from December 1997 to March 2003. He currently serves as a member of the Boards of Directors of Openwave Systems, Inc., Electronics For Imaging, Inc., Active Decisions, Inc., and Netblue. Mr. Peterschmidt joined our board of directors in May 2003. He is also chairman of our nominating committee and a member of our audit committee. Mr. Peterschmidt’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.
David J. Roux	48	Managing Member of Silver Lake Partners. Mr. Roux is a managing member of Silver Lake Partners, a private equity firm focused on the technology industry which he co-founded in January 1999. From February 1998 to November 1998, he served as the chief executive officer and president of Liberate Technologies, a software platform provider. From September 1994 until December 1998, Mr. Roux held various management positions with Oracle, most recently as executive vice president of corporate development. Mr. Roux is also a director of Thomson S.A. and VERITAS Software Corporation. He joined our board of directors in December 2003. Mr. Roux’s term of office on our board of directors will expire at the close of our 2006 annual shareholders meeting.
Arnold Silverman	66	Consultant and Private Investor. Since 1991, Mr. Silverman has been a venture capital investor. Mr. Silverman was a director of Oracle from 1984 to 1991. Mr. Silverman is a director in TimesTen, Inc., Exemplary Software and MAE Software, Inc. Mr. Silverman is Mr. Liautaud’s father-in-law. Mr. Silverman joined our board of directors in February 1991, and he is also a member of our corporate governance committee. Mr. Silverman’s term of office on our board of directors will expire at the close of our 2007 annual shareholders meeting.

Name	Age	Principal Occupation and Business Experience

Kurt Lauk	58	President of Globe CP GmbH. Dr. Lauk is president of Globe CP GmbH, and investment & advisory firm he co-founded in July 2000. Dr. Lauk was elected president of the Economic Council of the Christian Democratic Party of Berlin (Germany) in November 2000. From February to July 2000, he was a professor of the Stanford University Business School. From 1996 to 1999, Dr. Lauk served in various capacities at Daimler-Benz and the Mercedes-Benz Group, including senior vice president — commercial vehicle division and was a member of the chairman’s integration council of Daimler-Chrysler A.G., Daimler Benz A.G. and Mercedes Benz A.G. From 1992 to 1996, Dr. Lauk was senior vice president of finance, controlling and marketing of VEBA A.G (today Eon AG). From 1989 to 1992 he served as Vice Chairman and CFO of Audi AG. From 1984 to 1989, Dr. Lauk as CEO of Zinser Textilmaschinen GmbH. From 1978 to 1984, Dr. Lauk served in various capacities at the Boston Consulting Group, including director of the Munich office, and vice president and director of BCG, Inc. (Boston, USA). Dr. Lauk is a member of the boards of directors of VERITAS, Corus, Gehring GmbH & Co KG and ForteMedia. Mr. Lauk joined our board of directors in June 2004. Dr. Lauk’s term of office on our board of directors will expire at the close of our 2007 annual shareholders meeting.
Carl Pascarella	62	President and Chief Executive Officer of VISA USA. Mr. Pascarella has been president and chief executive officer of Visa U.S.A. since August 1993. Before assuming his current position, he was president of Visa International’s Asia-Pacific Region and director for the Asia-Pacific Regional Board for 11 years. Before joining Visa International, Pascarella was vice president, International Division, Crocker National Bank and also head of the California International Banking and Trade Finance organization for Crocker National Bank. Mr. Pascarella was also vice president, Metropolitan Banking at Bankers Trust Company. Pascarella is a member of the Commonwealth Club of California, Stanford Graduate School of Business, the Asian Art Museum, the San Francisco Ballet and the San Francisco Symphony. Mr. Pascarella joined our board of directors in March of 2005. Mr. Pascarella’s term of office on our board of directors will expire at the close of our 2008 annual shareholders meeting.
		Executive Officers
James R. Tolonen	55	Chief Financial Officer. Mr. Tolonen joined Business Objects as senior group vice president and chief financial officer in January 2003. Before joining our Company, he served as chief operating officer and chief financial officer of IGN Entertainment, Inc. from October 1999 to December 2002. Mr. Tolonen was a director of IGN Entertainment and a director and member of the compensation committee of Closedloop Solutions, Inc. until 2003. From April of 1998 to September of 1998, Mr. Tolonen was the president and CFO of Cybermedia, Inc. He was a Board member of Cybermedia from 1996 to 1998. Prior to that, Mr. Tolonen was chief financial officer and a member of the Office of the President at Novell, Inc. from 1989 to 1998.

Name	Age	Principal Occupation and Business Experience

Susan J. Wolfe	54	Senior Vice President, General Counsel andSecretary. Ms. Wolfe joined Business Objects in December 2003 as senior vice president, general counsel and secretary. Before joining Business Objects, she was the vice president, general counsel and secretary of Crystal Decisions and its predecessors from 1996 to December 2003. Ms. Wolfe was an attorney at Conner Peripherals, Inc. from 1994 to 1996. Prior to that she was an attorney at the firms of Nolan & Armstrong and Wilson Sonsini Goodrich & Rosati, Professional Corporation.
Where You Can Find Additional Information
      The reports and other information we file with the U.S. Securities and Exchange Commission (the “SEC”) can be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Copies of these materials can be obtained at prescribed rates from the Public Reference Section of the SEC at the principal offices of the SEC, 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information regarding the operation of the public reference room by calling 1(800) SEC-0330. The SEC also maintains a website at (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
      We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance, therewith, file periodic reports, proxy statements and other information with the SEC. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports available in English without charge through our website, www.businessobjects.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, you may contact our Investor Relations Department in writing for a copy of our Form 10-K. Please contact our Vice President of Investor Relations at 3030 Orchard Parkway, San Jose, California, 95134.
      As a French company quoted on the Eurolist of Euronext Paris S.A., we are subject to periodic information disclosures about our annual financial statements and our quarterly results which are published in the Bulletin des Announces Légales Obligatoires, a French legal newspaper. Such publications are available in the French language only on the French Journal Officiel website at (http://balo.journal-officiel.gouv.fr/). Moreover, since 2003, we file our annual report with the Autorité des Marches Financiers (“AMF”) under a “Document de Référence” format. The document is available in the French language on the AMF website www.amf-france.org, as soon as it is approved by the AMF.
      In addition, we file with the AMF press releases, prospectus and notes of information relating to our shares repurchase programs or any forms relating to special operations impacting our shares. Such filings are available in the French language only on the AMF website. Our press releases and our French annual reports are available in French without charge through our website, www.france.businessobjects.com.

Item 2.	Properties
      Our corporate headquarters are in Levallois-Perret, France, a suburb of Paris. We lease approximately 159,000 square feet of office space pursuant to a lease which terminates in 2009. We have an option to cancel the lease in 2006 without penalty. We are subleasing approximately 29,000 square feet of this facility to a third party. Our U.S. headquarters are in San Jose, California. We lease approximately 126,000 square feet of office space pursuant to a lease which terminates in 2011. We have a right to extend the lease term for a six-year period. We lease approximately 320,000 square feet of office space in Vancouver, Canada under various leases expiring between 2005 and 2014. At December 31, 2004, there was approximately 74,000 square feet of excess capacity at one of our Vancouver locations, which we are currently in the process of refurbishing to accommodate our expansion.
      We also lease a facility in Maidenhead, England, consisting of approximately 54,000 square feet, under a lease expiring in 2020. We have additional smaller leased field sales and software development offices in the Americas, Europe, and Asia Pacific regions including Japan.
      We believe that our existing facilities are adequate to meet our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings
      On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy infringes on our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7i. Our complaint requests that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the lower Court incorrectly concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to claim 4 of our patent. As a result, a trial date is expected to be set for later in 2005 or early 2006. We cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.
      On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the Court informed the parties that the Court was of the opinion that summary judgment should be granted in our favor as to non infringement of MicroStrategy’s U.S. Patent No. 6,260,050 and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. We expect a ruling by the Court of Appeals later in 2005 or early 2006.
      In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. We expect a ruling by the Court of Appeals later in 2005 or early 2006.
      On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties are currently engaged in extensive discovery and trial is scheduled to start on November 7, 2005. We intend vigorously to defend the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

      In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. We became party to the action when we acquired Crystal Decisions in December 2003. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The Court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received a notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in the consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into the Court.
      In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, that alleged the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court of Justice claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requested injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place on various dates between January 29, 2004 and March 9, 2004. On August 3, 2004, the United Kingdom High Court of Justice granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. An application has been made for permission to appeal the orders of August 3, 2004 granting the anti-suit injunction. Vedatech has since submitted a supplemental request that its application be heard before a panel of three judges. The outcome of the application is not yet known.
      Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is without merit, the outcome cannot be determined at this time. If the mediated settlement were to be set aside an ultimate damage award could adversely affect our financial position, liquidity and results of operations.
      On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August 16, 2004 trial date previously set and a new trial date will not likely be set until the Court issues its claim construction order. We are vigorously defending the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.
      Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against us and certain of our current and former officers and directors. The complaint alleged violations of the Exchange Act, and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in our ADSs who purchased ADSs between April 23, 2003 and May 5,

2004 (the “Class Period”). The complaints have been consolidated into the Northern District of California and a consolidated amended complaint has been filed. The complaints generally alleged that, during that Class Period, we and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, our acquisition of Crystal Decisions, our Enterprise 6 product and our forecasts and financial results for the three months ended March 31, 2004. The action is in the early stages, and we and the other defendants have moved to dismiss the complaint. We are unable to predict the outcome of these actions. Were an unfavorable outcome to arise, such outcome could have a material adverse effect on our liquidity, financial position or results of operations.
      On July 23, 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of our current and former officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. The derivative complaints alleged violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaints are based on the same facts and events alleged in the purported class action. The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. The matter is in its very early stage. Defendants have moved to dismiss the action. We intend vigorously to contest these actions, but are unable to predict the outcome.
      We are also involved in various other legal proceedings in the ordinary course of business, none of which are believed to be material to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.
Exemptions from Certain Nasdaq Corporate Governance Rules
      Section 4350(a)(1) of the Nasdaq Stock Market, Inc. Marketplace Rules permit Nasdaq to provide exemptions from the Nasdaq corporate governance standards to a foreign issuer when those standards are contrary to a law, rule or regulation of any public authority exercising jurisdiction over the issuer or contrary to generally accepted business practices in the issuer’s country of domicile. In connection with our June 1994 initial public offering in the United States, Nasdaq granted us an exemption from compliance with Section 4350(f) of the Marketplace Rules, which require issuers to provide for a quorum of not less than 33 1/3% of the issuer’s outstanding shares. We obtained the exemption as our quorum requirements comply with French law and are consistent with the practices of public companies domiciled in France.
      Pursuant to the requirements of the French Commercial Code and generally accepted business practices in France, our charter documents provide that the presence in person or by proxy or by any means of telecommunications of shareholders holding not less than 25%, in the case of an ordinary general meeting, or 33 1/3%, in the case of an extraordinary general meeting, of the shares entitled to vote is necessary for a quorum on first call. If a quorum is not present, then the meeting is postponed. There is no quorum requirement in the case of a reconvened ordinary general meeting; however, the presence in person or by proxy or by any means of telecommunications of shareholders holding not less than 25% of the shares entitled to vote is necessary for a quorum in the case of a reconvened extraordinary general meeting. At an ordinary general meeting, a simple majority of the votes cast is required to pass a resolution. At an extraordinary general meeting, a two-thirds majority of the votes cast is required. A simple majority of shareholders’ vote present may pass a resolution concerning a capital increase by incorporation of reserves, profits or premiums at an extraordinary general meeting. However, a unanimous vote is required to increase the liabilities of shareholders. Abstention by those present or represented by proxy is deemed a vote against the resolution submitted to a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
U.S. Market Information
      We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of ADSs. Each ADS represents one ordinary share placed on deposit with The Bank of New York, as Depositary, and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the Depositary, ordinary shares may also be deposited with the Paris office of BNP Paribas Securities Services, as Custodian, or any successor or successors to such Custodian. Our ADSs have been quoted on the Nasdaq National Market since September 1994 under the symbol “BOBJ.”
French Market Information
      In February 2005, the Euronext Paris S.A. restructured its organization. Our ordinary shares were previously listed on the Premier Marché of Euronext Paris S.A. since November 1999. The Premier Marché was a regulated market which was managed and operated by Euronext Paris S.A. Our ordinary shares are listed under the ISIN code FR0004026250, symbol “BOB”.
      Since February 21, 2005, all securities previously traded on the Premier, Second and Nouveau Marchés are listed and traded on a single market known as the “Eurolist by Euronext” which is operated by Euronext Paris S.A. The indices have been designed to be used alongside each other on a single regulated market. Euronext transferred securities listed on the Premier, Second and Nouveau Marchés to its unique list on the evening of February 18, 2005. The companies listed on Euronext’s single market are now displayed in alphabetical order, further organized by market capitalization. In accordance with Euronext Paris S.A. rules, as modified, the shares issued by French and other companies will be classified in three capitalization groups, according to set criteria:

•	Compartment A — companies with a market capitalization above €1 billion;

•	Compartment B — companies with a market capitalization between €150 million and up to and including €1 billion;

•	Compartment C — companies with a market capitalization below €150 million.
      Our ordinary shares were classified in Compartment A of the Eurolist.
      All trading on the Eurolist market is performed on a cash settlement basis on the third day following the trade. However, a Deferred Settlement Service (Service à Règlement Différé or “SRD”) allows investors who elect this service to benefit from leverage and other special features of the previous monthly settlement market. The service is only available for trades in securities which have both a total market capitalization of at least €1.0 billion and represent a minimum daily average trading volume of €1.0 million. Investors in shares eligible for SRD can elect on the determination date (date de liquidation), which is, at the latest, the fifth trading day before the end of the month, either to settle the trade by the last trading day of the month or to pay an additional fee and postpone the settlement decision to the determination date of the following month. Our ordinary shares are eligible for the SRD.
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

      Prior to any transfer of securities held in registered form on Eurolist, the securities must be converted into bearer form and accordingly inscribed in an account maintained by an accredited intermediary with Euroclear France S.A., a registered clearing agency. Transactions in securities are initiated by the owner giving instructions (through an agent, if appropriate) to the relevant accredited intermediary. Trades of securities listed on Eurolist are cleared and settled through Euroclear France and using Clearing 21 (the common clearing platform). A fee or commission is payable to the broker-dealer or other agent involved in the transaction.
High and Low Price Ranges
      The following table sets forth the ranges of quarterly high and low closing sales prices in U.S. dollars for our ADSs on the Nasdaq National Market and in euros for our ordinary shares on the Eurolist of Euronext Paris S.A. (or its predecessor) for each quarterly period within the two most recent fiscal years.

			Price per
	Price per ADS		Ordinary Share

	High	Low	High	Low

2004:
Fourth Quarter	$25.78	$21.07	€20.69	€16.25
Third Quarter	$23.79	$17.43	€19.00	€14.19
Second Quarter	$31.00	$18.89	€25.40	€15.97
First Quarter	$38.34	$27.40	€30.68	€22.16
2003:
Fourth Quarter	$34.74	$25.48	€29.46	€21.47
Third Quarter	$29.59	$19.63	€26.89	€17.67
Second Quarter	$25.00	$16.66	€21.90	€15.30
First Quarter	$19.10	$15.44	€17.95	€14.47
      As of December 31, 2004, there were 95,921,766 ordinary shares of €0.10 nominal value, issued (including 30,063,776 ADSs, 3,067,675 treasury shares and 3,701,520 shares held by Business Objects Option LLC). Of these issued shares, there were 92,220,246 ordinary shares outstanding (including 30,063,776 ADSs, and 3,067,675 treasury shares). Of the number of issued shares 6,310,234 represented shares issued by us on December 11, 2003 to Business Objects Option LLC, our indirectly, wholly owned subsidiary. These shares represent shares issuable upon exercise of the stock options held by former Crystal Decisions’ optionees. As Business Objects Option LLC is an indirect, wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and are not entitled to voting rights. In the event any such shares are not deemed to satisfy obligations under stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the stock options. At February 28, 2005, there were 160 shareholders of record holding our ordinary shares registered by our French Depositary, BNP Paribas and 130 shareholders of record holding ADSs registered by our U.S. Depositary, The Bank of New York. The number of shareholders of record does not include stock held in street name, which represents the majority of our shareholders.
      Dividends. We have not declared or distributed any cash dividends on our ordinary shares or ADSs. Payment of dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the board of directors. Net income in each fiscal year after deduction for legal reserves is available for distribution to our shareholders as dividends, subject to the requirements of French law and our bylaws. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our ordinary shares or ADSs in the foreseeable future.

Equity Compensation Plan Information
      The following table provides information as of December 31, 2004 with respect to ordinary shares or ADSs that may be issued upon the exercise of stock options, warrants and rights granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including the Business Objects 1995 International Employee Stock Purchase Plan (“1995 IESPP”), the Business Objects 2004 International Employee Stock Purchase Plan (“2004 IESPP”), the French Employee Savings Plan (the “French ESPP”), the 1994 Stock Option Plan (the “1994 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 1999 BOSA Stock Option Plan (the “BOSA 1999 Plan”) and the 2001 Stock Incentive Plan and related sub-plans (the “2001 Plan”), as well as warrants issued to members of our Board of Directors.

			Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for
	Issued upon Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights(1)	Warrants and Rights	Plans

	(In Euros)
Equity compensation plans approved by security holders	10,840,780	25.02	3,206,300	(2)(3)
Equity compensation plans not approved by security holders	0	0.00	0

Total	10,840,780	25.02	3,206,300

(1)	During December 2003, we assumed the as-converted outstanding stock options of former Crystal Decisions’ optionees. The former Crystal Decisions 1999 Stock Option Plan now exists as part of Business Objects, as the BOSA 1999 Plan. Business Objects did not assume any authorized but ungranted stock options under the Crystal Decisions 1999 Stock Option Plan and may not regrant any stock options from forfeited stock options.

As a result of the acquisition of Crystal Decisions, an aggregate of 6,310,234 ordinary shares were issued to Business Objects Option LLC as described in the section “High and Low Price Ranges.” These shares are issued and are not included in this calculation.

(2)	Includes 581,998 shares available for issuance under the 1995 IESPP, 475,000 shares available under the 2004 IESPP and 192,584 shares available for issuance under the French ESPP. The 1995 IESPP will expire in June 2005 after the closing of the March 31, 2005 offering period.

(3)	Includes 1,956,718 shares available for issuance under the 2001 Plan. No further stock options can be granted under the 1993 Plan, which expired in 1998, the 1994 Plan, which expired in 1999, or under the 1999 Plan, which expired in May 2004. The 2001 Plan is subject annually to one or more increases within the limit of the lowest of the following amounts: (i) 6.5 million shares, with €0.10 nominal value per share, (ii) the number of shares corresponding to 5% of the total number of Business Objects shares outstanding as of June 30, or (iii) any lesser amount as determined by the Board of Directors.

Issuer Purchases of Equity Securities
      The following table provides information with respect to purchases we made of our ordinary shares or ADSs during the three months ended December 31, 2004:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Program
	Purchased	per Share	Program	(A)

Balance at September 30, 2004	—	$—	—	2,068,561
October 1 to October 31, 2004	—	—	—	2,428,358
November 1 to November 30, 2004	—	—	—	2,626,120
December 1 to December 31, 2004	—	—	—	2,822,981

Total	—	$—	—	2,822,981

(A)	At our ordinary and extraordinary general meeting of shareholders held on June 10, 2004, our shareholders approved a share repurchase program under which our Board of Directors is authorized to purchase a maximum of 8.4 million of our ordinary shares with €0.10 nominal value per share, at a maximum purchase price of €35.00 per share (excluding costs) or its U.S. dollar equivalent. The authorization further specified that the total number of treasury shares shall not exceed 10% of our share capital. The total number of treasury shares includes the number of shares to be purchased under the program, shares already held in treasury or shares held by Business Objects Option LLC. As such, the number of shares that may be purchased fluctuates with the change in the issued number of shares, or a change in the number of shares held in treasury or by Business Objects Option LLC. The authorization further specified that the total number of treasury shares cancelled over a 24-month period shall not exceed 10% of our outstanding share capital. This new authorization is valid for 18 months and will expire on December 10, 2005.

There were no shares repurchased during the three months ended December 31, 2004. During the year ended December 31, 2004, we repurchased 2.0 million shares at an average purchase price of €16.71.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and December 31, 2003 from the Consolidated Audited Financial Statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 were derived from the consolidated audited financial statements that are not included in this Form  10-K. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and adjusted to reflect the three-for-two stock split effected March 12, 2001 and the two-for-one stock split effected January 20, 2000. We have not declared or distributed any cash dividends on our ordinary shares or ADSs. Historical results are not necessarily indicative of results to be expected for future periods, particularly in light of the acquisition of Crystal Decisions, which occurred in December 2003.

	Year Ended December 31,

	2004(1)	2003(2)	2002	2001	2000

	(In thousands, except per ordinary share and ADS data)
Statement of Income Data:
Revenues:
Net license fees	$473,373	$275,261	$243,955	$249,594	$220,845
Services	452,258	285,564	210,844	166,200	128,089

Total revenues	925,631	560,825	454,799	415,794	348,934
Cost of revenues:
Net license fees	28,272	5,951	3,102	2,155	2,569
Services	172,133	89,005	71,489	63,497	53,101

Total cost of revenues	200,405	94,956	74,591	65,652	55,670

Gross profit	725,226	465,869	380,208	350,142	293,264
Operating expenses:
Sales and marketing	406,796	250,870	222,243	203,655	167,519
Research and development	150,562	95,399	74,991	55,246	40,725
General and administrative	83,947	44,655	29,387	24,256	21,741
Acquired in-process technology	—	27,966	2,000	—	—
Restructuring costs	2,169	7,782	3,871	—	—
Amortization of goodwill(3)	—	—	—	4,492	4,254

Total operating expenses	643,474	426,672	332,492	287,649	234,239

Income from operations	81,752	39,197	47,716	62,493	59,025
Interest and other income (expense), net	(4,220)	14,334	18,959	10,460	11,647

Income before provision for income taxes	77,532	53,531	66,675	72,953	70,672
Provision for income taxes	(30,409)	(30,969)	(26,095)	(28,075)	(28,269)

Net income	$47,123	$22,562	$40,580	$44,878	$42,403

Basic net income per ordinary share and ADS	$0.53	$0.35	$0.66	$0.74	$0.71

Diluted net income per ordinary share and ADS	$0.52	$0.34	$0.63	$0.70	$0.65

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	88,748	64,584	61,888	60,879	59,741

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	91,077	66,168	63,933	64,361	65,292

	At December 31,

	2004	2003(2)	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$311,359	$257,955	$301,509	$251,509	$213,267
Total assets	1,922,928	1,775,062	551,808	421,469	369,014
Working capital	113,482	49,513	225,513	193,150	164,439
Long-term liabilities	14,047	4,950	17,441	3,174	4,288

(1)	2004 represented the first full year of operations for the combined company including Crystal Decisions, which resulted in significant increases in revenues and expenses. These figures included $30.8 million in amortization of intangible assets.

(2)	We acquired Crystal Decisions on December 11, 2003 for a total purchase price of $1.2 billion. The purchase price consisted of the payment of $307.6 million in cash to former shareholders of Crystal Decisions, which was paid out of general cash reserves, and the issue of 23.3 million ADSs. We acquired the fair value of the net tangible and intangible assets on purchase, including $978.0 million of goodwill and $142.7 million of amortizable intangible assets. The statement of income for 2003 includes the revenues and expenses of Crystal Decisions for the 20 days ended December 31, 2003. Our acquisition of Crystal Decisions had a $38.0 million negative impact on operating income for 2003 due to the $28.0 million write-off of acquired in-process technology, $2.2 million in amortization of acquired intangible assets and deferred stock-based compensation expense, $7.5 million in integration related costs and $7.8 million in restructuring costs. These costs were partially offset by the $7.4 million of operating income earned by Crystal Decisions during the 20 days in 2003 that we operated as a combined company.

(3)	We no longer amortize goodwill effective January 1, 2002 with our adoption of Statement of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-K. This discussion contains forward- looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward looking statements as a result of certain factors, as more fully described in the “Factors Affecting Future Operating Results” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
OVERVIEW

Our Business
      We are the world’s leading independent provider of Business Intelligence (“BI”) solutions. We develop, market and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. We believe that data provided by the use of a BI solution allows organizations to make better and more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries and reports, access catalogs of reports and do simple or complex analysis of data. We have one reportable segment — BI software products.
      On December 11, 2003, we acquired Crystal Decisions, for its complementary geographical strengths, products, channels, services and solutions that allow us to provide a more complete suite of BI products to a broader range of business users. Our acquisition of Crystal Decisions did not result in any new reportable segments.
Sources of Revenues and Expenses

Net License Fees
      We generate net license fees from the sale of licenses to use our software products. Historically, we have recognized a substantial portion of our revenues in the last month of a quarter. We market our products through our direct sales force and indirectly through channel partners.

Services Revenues
      We derive our software license updates and support revenues from selling technical support services and rights to receive product upgrades, if and when we make them available, to customers who have bought software licenses from us. Our maintenance agreements generally have a term of one year and are typically renewed on an annual basis.
      Our professional services organization earns revenues for consulting and training to plan and execute the deployment of our products. In addition, we provide training to our customers’ employees to enhance their ability to fully utilize the features and functionality of the products purchased.

Costs of Revenues
      Our cost of net license fees consists primarily of materials, product packaging, distribution costs, related fulfillment personnel and third party royalties. Our cost of services revenues consists primarily of personnel and related overhead costs for technical support, consulting, training, materials delivered with product upgrades, enhancements, professional services and the related portion of stock-based compensation related to the recognition of unearned compensation expense for stock options assumed in connection with the acquisition of Crystal Decisions.

Operating Expenses
      Sales and marketing expenses include salaries, benefits, commissions and bonuses earned by sales and marketing personnel, advertising, product promotional campaigns, promotional materials, travel, facilities and other related costs. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing and facilities and other related costs. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, third party professional services and other administrative costs. Acquired in-process technology expenses represents the fair value of projects of acquired companies that had not reached technological feasibility and had no future alternative use as assessed at the time of the acquisition and thus were written-off. Restructuring expenses include costs to involuntarily terminate employees and exit facilities in accordance with approved restructuring plans. Operating expenses also include costs associated with the recognition of unearned compensation expense for stock options assumed in connection with the acquisition of Crystal Decisions.
      In addition to these normal course operating expenses, commencing in the quarter ending September 30, 2005, we will also record non-cash compensation charges to the statement of income as a result of the adoption of FAS No. 123R, “Share-based Payments” (“FAS 123R”). FAS 123R requires that all forms of share-based payments to employees be treated the same as other forms of compensation by recognizing the related cost in the statements of income. We expect that the adoption of FAS 123R will have a material, negative impact on our reported operating results. See “Recent Accounting Pronouncements” for more information.
Key Performance Indicators

	2004	2003	2002

	(In millions, except for % and EPS)
Revenues	$925.6	$560.8	$454.8
Revenues growth	65%	23%	9%
Operating income	$81.8	$39.2	$47.7
Income from operations as percentage of total revenues	9%	7%	11%
Diluted EPS	$0.52	$0.34	$0.63

      We recognized record license and services revenues in 2004, in addition to large increases in expenses, which were due to our acquisition of Crystal Decisions. December 2004 marked the one year anniversary of the combination of the two companies. While one-time charges such as the purchase accounting, restructuring and other integration costs are not expected to recur in 2005, we expect the amortization expense of acquired intangible assets will continue until 2008. In 2003, operating income and net income per ordinary share and ADS decreased from 2002, in spite of growth in revenues, largely due to purchase accounting, integration and restructuring costs related to the acquisition of Crystal Decisions.
      As a result of the acquisition of Crystal Decisions, our operating income in 2003 was reduced by $38.0 million, which was the result of a $28.0 million write-off of acquired in-process technology, $2.2 million in amortization of acquired intangible assets and deferred stock-based compensation expense and $7.8 million in restructuring costs for the combined company.

      As a result of the acquisition of Crystal Decisions, our historical results prior to 2004 are not expected to be indicative of our future results. We will incur certain continuing acquisition related charges in the future at levels we have not experienced in the past. The following table shows the actual expenses in 2003 and 2004 and estimated expenses for 2005 to 2008.

	Actual		Estimated

	2003	2004	2005	2006	2007	2008

	(In millions)
Write-off of acquired in-process technology	$28.0	$0.0	$0.0	$0.0	$0.0	$0.0
Amortization of developed technology	1.0	18.4	20.0	20.0	20.0	18.9
Amortization of other intangible assets	0.6	8.7	10.1	10.1	10.1	9.6
Amortization of deferred compensation(1)	0.6	6.7	4.6	2.8	0.6	0.0
Restructuring expenses	7.8	2.2	0.0	0.0	0.0	0.0

Total	$38.0	$36.0	$34.7	$32.9	$30.7	$28.5

(1)	We reversed $3.6 million and $0.8 million in 2004 and December 2003, respectively, of unearned compensation which is recorded in the Statement of Shareholders’ Equity. The reversal was the result of the forfeiture of unvested stock options, which will reduce anticipated future amortization of deferred compensation. On the adoption of FAS 123R amortization of this unearned compensation balance will cease.

New Products
      In December 2003, we acquired a suite of leading enterprise reporting products that we believe has strengthened the enterprise reporting capability of our BI product offerings.
      In January 2004, we released the stand-alone version of the Crystal Decisions’ line of reporting products, Crystal 10, which combined Crystal Enterprise with products formerly known as Crystal Analysis and Crystal Reports.
      In June 2004, we released Business Objects Enterprise 6.5, which was a version upgrade to our release of Enterprise 6.0 in the second quarter of 2003, and represented our final major release of the BusinessObjects line of query and analysis reporting products.
      In December 2004, we released our newest product, BusinessObjects XI, which was released on the Windows NT platform. The launch of BusinessObjects XI completed the integration of the Crystal Decisions and Business Objects product lines. We did not recognize any revenues from BusinessObjects XI in 2004. In 2005, we expect to release additional versions of BusinessObjects XI that use additional platforms and languages.
      BusinessObjects XI merges the former Business Objects’ and Crystal Decisions’ product lines into a single platform with new features and functionality. Given that we will transition other Business Objects’ and Crystal Decisions’ products to end of life over the next year or two, we believe that some customers may not purchase those products or may wait before purchasing BusinessObjects XI until further reviews on the product have been established. We cannot predict whether our revenues from our products other than BusinessObjects XI will be consistent with patterns we have previously experienced or whether BusinessObjects XI customer acceptance and purchasing will be similar to our prior product releases. We believe that our success in bringing to market an integrated product with a clear upgrade path has built customer confidence in our business and resulted in additional revenues for our existing software suites during 2004. We expect that our net license fees and services revenues for 2005 are likely to be affected and may vary more significantly during this transition than we have experienced in the past.

Seasonality
      Our strongest quarter each year is typically our fourth quarter, as the sales organization is ending their fiscal year and many of our customers are at the end of their annual budget cycle. Consequently, our revenues are seasonally lower in our first quarter. In addition, our third quarter is a relatively slow quarter primarily due to lower economic activity throughout Europe during the summer months in general.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations
      The translated U.S. dollar value of our revenues and expenses are impacted by changes in currency exchange rates because we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our U.S. GAAP financial statements. We generate a significant portion of our revenues and also incur a significant portion of our expenses in euros, British pounds and Japanese yen. Prior to 2004, this structure resulted in a natural hedge of our foreign exchange exposure at an operating income level. As a result of our acquisition of Crystal Decisions, however, in 2004 we incurred a significant portion of our expenses in Canadian dollars without offsetting Canadian dollar revenues.
      As we conduct a significant number of transactions in currencies other than the U.S. dollar, we have presented constant currency information where meaningful to provide information for assessing our underlying business performance excluding the effect of currency exchange rate fluctuations. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted as a result of these changes. For example, our results may show an increase or decrease in costs for a period; however, when the portion of those costs denominated in other currencies are translated into U.S. dollars at the same rate as the comparative quarter or year, the result may be a decrease or increase in cost, with the change being principally the result of fluctuations in the currency exchange rates. Our operating results, excluding the effect of translation of local currency transactions into U.S. dollars (also referred to as constant currency), was calculated by translating current year results at comparative year average currency exchange rates.
      The following table summarizes the impact of fluctuations in currency exchange rates on our income from operations, excluding restructuring costs, represented as an increase (decrease) in income statement activity due to changes in exchange rates compared to the prior year rates (in millions):

	Year Ended December 31,

	2004	2003	2002

Total revenues	$49.1	$43.3	$8.6
Total cost of revenues	10.5	6.6	1.4
Sales and marketing expenses	22.3	17.6	4.4
Research and development expenses	11.8	12.1	3.5
General and administrative expenses	3.9	3.2	0.5
Total operating expenses, excluding restructuring costs	38.0	34.1	8.2
Income from operations, excluding restructuring costs	0.6	2.6	(1.0)
      While the net impact on income from operations of currency exchange rate fluctuations was small, the large and fast moving changes in currencies during 2004 contributed to revenue growth associated purely with the change in currency exchange rates. Concurrently, our expenses, as converted to U.S. dollars, also increased with almost an equal and offsetting impact on income from operations. Because our subsidiaries in other countries transact in local currencies, we may also experience mark-to-market exchange gains or losses on consolidation that result in increases or decreases to assets or liabilities which are recorded in other income.

RESULTS OF OPERATIONS
     Revenues
      The following table shows the change in revenues (in millions except percent change):

	2004	% Change	2003	% Change	2002

Net license fees:
Business intelligence platform	$427.2	81	$235.5	7	$219.2
Enterprise analytic applications	28.0	9	25.7	23	20.9
Data integration	18.2	30	14.0	259	3.9

Total net license fees	$473.4	72	$275.2	13	$244.0

Services revenues:
Software license updates and support	330.7	57	210.8	40	150.4
Professional services and other	121.5	62	74.8	24	60.4

Total services revenues	452.2	58	285.6	35	210.8

Total revenues	$925.6	65	$560.8	23	$454.8

Net License Fees
      Net license fees increased in 2004 by $198.1 million to $473.4 million from $275.2 million in 2003. The increase was the result of the combination of our first full year of revenues from Crystal Decisions’ products, which included both existing products and new version releases of the Crystal Decisions product suite and growth in our other pre-acquisition Business Objects product families.
      Net license fees increased in 2003 by $31.2 million to $275.2 million from $244.0 million in 2002. The increase was primarily due to 20 days of revenues from Crystal Decisions (included in the BI Platform product family), our first full year of data integration revenues compared to only four months in 2002 and favorable fluctuations in currency exchange rates.
      We derive the largest portion of our net license fees from our BI platform products. We expect that the BI platform products will continue to represent not only the largest portion of our net license fees but also the single largest component of our total revenues in 2005. In 2004, we experienced growth in our net license fees which was attributable to the addition of the Crystal Decisions product suites, including Crystal Version 10, and to increased sales of our Business Objects Enterprise 6 products.
      Our net license fees from direct sales have historically comprised a greater percentage of our net license fees than indirect sales. In 2004, direct revenues represented 52% of total net license fees, whereas direct revenues represented 59% in 2003 and 54% in 2002. The decline in direct revenues was due in part to our acquisition of Crystal Decisions, which contributed a strong base of independent distributors in addition to channel partner relationships including original equipment manufacturers, value added resellers and system integrators.
      We continue to enter into and expand our channel partner relationships which will impact the amount of our net license fees from indirect sales. We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues are sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or single channel partner represented more than 10% of total revenues during any of the years presented.

Services Revenues
      Services revenues increased in 2004 by $166.6 million to $452.2 million from $285.6 million in 2003. The majority of the increase was the result of our first full year of revenues from Crystal Decisions’ services and support products. Maintenance and technical support revenues increased in 2004 by $119.9 million, or 57%, from 2003 and professional services and other revenues in 2004 increased by $46.7 million, or 62%, from 2003. Our continued investment in our professional services teams, with the view to expanding the breadth and depth of solutions we offer our customers, resulted in increased revenues as well as a higher growth rate than experienced for maintenance revenues. Our maintenance renewal rates were strong and increased in 2004.
      Services revenues increased in 2003 by $74.8 million to $285.6 million from $210.8 million in 2002. Maintenance and technical support revenues increased in 2003 by $60.4 million, or 40%, from 2002 and professional services and other revenues in 2003 increased by $14.4 million, or 24%, from 2002. As we continued to increase our installed base in 2003 and gain a higher percentage of renewals, our maintenance and technical support revenues increased. In 2003, the increase in professional services and other revenues was attributable to a $14.8 million increase in consulting revenues offset by decreased training revenues which we attribute to reduced customer spending and travel in response to the general economic slowdown in 2002.
      As a percentage of total revenues, services revenues decreased to 49% of total revenues for 2004 from 51% for 2003, and increased from 46% in 2002. In 2004, the shift to a lower percentage of total revenues from services revenues was primarily attributable to the addition of revenues from Crystal Decisions’ products, which had a lower professional services mix. The historical trend for Crystal Decisions of greater license revenues was the result of a higher percentage of revenues sold through distributors for which no consulting or training services were sold. The increase in the percentage of services revenues to total revenues in 2003 from 2002 was primarily due to growth in maintenance and technical support revenues resulting from greater percentage of customers renewing maintenance contracts year over year and the continued expansion of our installed customer base. Despite the decrease in services revenues in 2004 from 2003, we expect our services revenues to increase as our installed base grows and as we continue to gain new customers as the result of new product offerings.
     Geographic Revenues Mix
      The following shows the geographic mix of our total revenues by major geographic location in millions of dollars, as a percentage of total revenues and as a percentage change between years:

	2004	% Change	2003	% Change	2002

Europe, Middle East and Africa (EMEA)(1)	$397.7	45	$273.7	29	$212.4
Percent of total revenues	43%		49%		47%
Americas, including Canada and Latin America	453.3	87	241.9	13	212.9
Percent of total revenues	49%		43%		47%
Asia Pacific, including Japan	74.6	65	45.2	53	29.5
Percent of total revenues	8%		8%		6%

Total revenues	$925.6		$560.8		$454.8

(1)	Includes for France total revenues of $85.9 million in 2004, $72.1 million in 2003 and $53.8 million in 2002.
      In the Americas for 2004, the increase in total revenues and percentage of total revenues resulted from: the strong performance of sales teams in the Americas, including 19 transactions over $1 million in net license fees (versus 12 in 2003); the addition of Crystal Decisions’ products of which the Americas historically comprised 70% of total revenues; and, increased sales of pre-acquisition BusinessObjects’ products. For 2003, the release of BusinessObjects Enterprise 6 products resulted in the increase in Americas revenues. In 2003, we recognized 12 transactions over $1 million in net license fees (versus 11 in 2002). The decrease as a percentage of total revenues was primarily associated with currency exchange rate changes related to EMEA revenues as described below.
      In 2004, total revenues from EMEA increased as the result of the addition of Crystal Decisions’ revenues and 14 transactions over $1 million in net license fees (versus seven in 2003). Total revenues in EMEA are significantly impacted by changes in currency rates. EMEA revenues translated in euros increased by 32% to €319.7 million in 2004 from €242.4 million in 2003, which indicates that 13% of the 2004 growth in EMEA translated to U.S. dollars was attributable to favorable changes in currency exchange rates. Total revenues from EMEA increased 29% in 2003 from 2002, the result of increased sales of our products, favorable fluctuations in the euro and the British pound and a rebound in the European economy. EMEA revenues translated in euros increased by 8% to €242.4 million in 2003, from €224.2 million for 2002, which indicated that 21% of the 2003 growth was attributable to favorable exchange rates.
      In 2004, the increase in total revenues from Asia Pacific, including Japan, was primarily the result of the addition of Crystal Decisions’ revenues and also strength in Greater China markets as we continued to penetrate this market. In 2003, all revenue categories increased over 2002, which were positively impacted by the release of new products and by currency rate fluctuations.
     Cost of Revenues

	2004	% Change	2003	% Change	2002

	(In millions, except percent change)
Net license fees	$28.3	375	$6.0	92	$3.1
Services revenues	172.1	93	89.0	25	71.5

Total cost of revenues	$200.4	111	$95.0	27	$74.6

      As a percentage of total revenues, cost of revenues were 22% in 2004, 17% in 2003 and 16% in 2002. The majority of the increase in 2004 was attributable to the non-cash amortization of intangible assets including developed technology and maintenance and support contracts acquired in our acquisition of Crystal Decisions. The majority of the remaining increase in cost of revenues was the result of the addition of costs associated with revenues for Crystal Decisions’ products and services, which historically had lower services margins than those of other Business Objects’ products. In addition, certain costs allocated to all operational units, such as facilities and information technology costs, contributed to the increased costs.
      Cost of net license fees. Cost of net license fees in 2004 increased by $22.3 million from 2003, and increased by $2.9 million in 2003 from 2002. The increase in 2004 was primarily due to $18.4 million in developed technology amortization on Crystal Decisions’ products, as well as the additional costs associated with the higher license revenues and to the release of new product versions during the year, offset in part by savings in third party royalty costs. The increase in 2003 was primarily due to $1.4 million in developed technology amortization related to the acquisitions of Crystal Decisions and Acta Technology, Inc. (“Acta” or “Acta Technology”).
      Gross margins on net license fees were 94% in 2004, 98% in 2003 and 99% in 2002. Excluding the impact of the increase in costs associated with developed technology amortization, gross margins on net license fees remained consistent with 2003.
      Cost of services revenues. Cost of services revenues in 2004 increased $83.1 million from 2003, and increased $17.5 million in 2003 from $71.5 million in 2002. The increase in 2004 was primarily due to headcount and related costs associated with the Crystal Decisions’ services organizations and the growth we continued to experience, especially in our Americas consulting business during 2004. In addition, $8.7 million of the increase related to amortization expense on maintenance and support contracts related to the Crystal Decisions acquisition. The increase in 2003 from 2002 was associated with the costs of additional revenues and, to a lesser extent, an increase of $0.7 million in amortization of intangible assets related to the acquisitions of Crystal Decisions and Acta.
      As part of our acquisition of Crystal Decisions, and as required under purchase accounting, we were required to eliminate and were unable to recognize approximately $28.0 million of deferred revenues for services which would have been recorded in 2004 had Crystal Decisions remained a stand alone company. The balance of deferred revenues which remained on the Crystal Decisions’ balance sheet at the date the acquisition occurred was approximately equal to the estimate of the fair market value of costs associated with delivering these revenues. Accordingly, we did not report a typical margin from performing the services associated with these deferred maintenance revenues, so the costs of services revenues as a percentage of services revenues increased in 2004. To the extent that we entered into agreements to provide services relating to Crystal Decisions’ products after the closing of the acquisition, we accounted for those services revenues and the cost of those services in accordance with our applicable accounting policies.
      Gross margins on services revenues were 62% in 2004, 69% in 2003 and 66% in 2002. Cost of services revenues increased to 38% of services revenues in 2004 compared to 31% in 2003 due to the accounting treatment of deferred revenues from Crystal Decisions as of the date of the acquisition, the increased mix of outsourcing for our consulting and training departments, and the increase in non-revenue generating intangible asset amortization expense, which represented 2% of the decrease in gross margin in 2004. We expect in the future, and have evidenced in sequential 2004 quarters, that our gross margins on services revenues will increase; however, these margins will still be impacted by amortization of intangible assets from prior year acquisitions through the end of 2008.
      Cost of services revenues decreased to 31% of services revenues in 2003 from 34% in 2002 primarily because we better utilized our existing capacity as services revenues increased and higher margin maintenance revenues represented a larger percentage of total services revenues.
Operating Income Margin

Summary
      Income from operations increased to 9% of total revenues in 2004 from 7% in 2003, and in 2003 decreased from 11% of total revenues in 2002. The increase in operating margin in 2004 was a result of the absence of the one-time charges in 2003 as described below. This increase was offset by the charge in 2004 of $6.7 million of deferred stock-based compensation expense related to the unvested stock options assumed in connection with the Crystal Decisions acquisition. This total was allocated to each operating expense line based on the classification of the employees who vest in these stock options.
      The decrease in operating margin in 2003 from 2002 was primarily due to the result of a one-time, non-cash $28.0 million write-off of acquired in-process technology in December 2003 resulting from the acquisition of Crystal Decisions, which represented 5% of total revenues in 2003.
      The following table shows operating expenses as a percentage of total revenues:

	For the Year Ended
	December 31,

	2004	2003	2002

Operating expenses:
Sales and marketing	44%	45%	49%
Research and development	16%	17%	17%
General and administrative	9%	8%	6%
Acquired in-process technology	0%	5%	0%
Restructuring costs	0%	1%	1%

Total operating expenses	69%	76%	73%

Sales and Marketing Expenses
      Sales and marketing expenses in 2004 increased by $155.9 million, or 62%, to $406.8 million from $250.9 million in 2003, and increased by $28.7 million in 2003, or 13%, from $222.2 million in 2002. The increase in 2004 compared to 2003 was primarily due to increased employee expenses, including commissions, resulting from the addition of approximately 650 sales and marketing employees in connection with the acquisition of Crystal Decisions, offset in part by the net decrease in headcount throughout 2004. The timing and nature of individuals joining or leaving our sales force impacts our sales expenses.

      During 2004, the sales teams across the world were combined and cross-trained on Crystal Decisions and Business Objects’ products, which resulted in additional costs during the year. The combination of the sales teams was substantially completed in the second quarter of 2004. While our quota-carrying headcount on a combined company basis had only increased slightly since the end of 2003, we continued to grow revenues, which we believe indicated that our sales teams became more productive over the course of the year.
      Sales and marketing expenses increased in 2003 from 2002 as a result of increased costs associated with increased generation of revenues. As a percentage of total revenues, sales and marketing expenses decreased primarily because a lower amount of sales and marketing expenses than revenues were denominated in foreign currencies.

Research and Development Expenses
      Research and development expenses in 2004 increased by $55.2 million, or 58%, to $150.6 million from $95.4 million in 2003, and increased by $20.4 million in 2003, or 27%, from $75.0 million in 2002. The majority of research and development expenses relate to employee compensation. The majority of the increase in costs in 2004 related to the addition of approximately 450 research and development employees in connection with the acquisition of Crystal Decisions. During 2004, we increased our investment in an outsourced development center in India, which includes a team of approximately 300 engineers and support staff at December 31, 2004. As a percentage of total revenues in 2004, research and development expenses decreased as a result of the combination of the expenditure levels of the combined companies. The increase in 2003 from 2002 primarily resulted from a full year of costs associated with the development of data integration products subsequent to our acquisition of Acta in August 2002.

General and Administrative Expenses
      General and administrative expenses in 2004 increased by $39.2 million, or 88%, to $83.9 million from $44.7 million in 2003, and increased by $15.3 million in 2003, or 52%, from $29.4 million in 2002. General and administrative expenses in 2004 increased as a percentage of total revenues to 9% from 8% in 2003 and 6% in 2002.
      Expenses increased in 2004 from 2003 as the result of the expenses of the combined company which included increased levels of costs for: headcount, professional fees (including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002), consulting and legal fees, bad debts, and amortization of trade names and a portion of deferred stock-based compensation expense associated with our acquisition of Crystal Decisions. The increases in costs were partially offset by a $1.0 million insurance reimbursement of legal fees related to our case against MicroStrategy.
      Expenses increased in 2003 from 2002 primarily due to increased employee related costs, integration expenses related to our acquisition of Crystal Decisions, and expenses related to the former Crystal Decisions business during the 20 days that we operated as a combined company in 2003. In addition, during 2002, general and administrative expenses were offset by a reversal of bad debt expense due to a change in estimate resulting from the application of our policy that was based on a review of outstanding invoices and the age of receivables.

Acquired In-process Technology
      Acquired in-process technology (“IPR&D”) represents projects that had not reached technological feasibility and had no future alternative uses at the date the assessment was made in conjunction with the acquisition of a company.
      At December 11, 2003, the date we acquired Crystal Decisions, we classified certain Crystal Decisions’ products in development as IPR&D in accordance with FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” (“FIN 4”). Subsequent to the closing of the acquisition and in December 2003, we wrote-off $28.0 million of IPR&D valued as part of the acquisition. The majority of the value of IPR&D related to the development and completion of versions 10 and 11 of Crystal

Decisions’ products. At December 31, 2004, both versions of these products had been completed and released to market either on a stand-alone basis, as was the case with Crystal 10 products in January 2004, or as part of a combined product, as was the case with version 11, which was included in the December 2004 release of BusinessObjects XI. These results are consistent with management’s previous expectations as to the timing of releases.
      In August 2002, we wrote-off $2.0 million of IPR&D valued as part of the acquisition of Acta. The majority of costs related to the development of the K2 version ActaWorks Engine which was completed by December 31, 2002.

Restructuring Expenses
      From time to time, we incur restructuring costs which may be either acquisition or non-acquisition related. We account for restructuring costs in accordance with FAS No. 146, “Cost Associated with Exit or Disposal Activities”(“FAS 146”) and Emerging Issues Task Force (“EITF”) Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” (“EITF 95-3”). These statements dictate which costs will be recorded in our statements of income and which costs will be recorded as a liability assumed in a purchase business combination. The original liability resulting from approved restructuring plans and the changes to this balance, including the impact on our statements of income are detailed in tabular format in Note 14 to our financial statements in Item 8 of this Form 10-K.
      The restructuring costs and associated accruals were based on our best estimates. If actual amounts paid for restructuring activities differ from those we estimated or our estimates change, then either the purchase price allocation, through goodwill, or the restructuring liability, though an increase or decrease to expense, may be adjusted in the period in which we determine a change in estimate.
      Crystal Decisions. In December 2003, our board of directors approved and committed the Company to restructuring plans to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure as a result of our acquisition of Crystal Decisions.
      Restructuring Costs Expensed to Pre-acquisition Business Objects. In accordance with FAS 146, we expensed $7.8 million of costs in December 2003 related to estimated severance and other related benefit costs for 159 employees across all functions worldwide. During 2004, we paid severance and other related benefits of $7.0 million to 134 employees. The remaining liability balance of $0.9 million was due to 20 individuals, which we expect to pay in the first half of 2005. We made a net adjustment of less than $0.1 million to expense in 2004 as a result of a change in estimate for the amount of estimated severance and related benefits.
      In addition to the $7.8 million of restructuring costs related to employee severance, we incurred approximately $2.3 million of additional charges in 2004 that primarily related to costs incurred on the exit of eight facilities. We made cash payments resulting in a reduction of this liability. The remaining liability relates to the exit of five facilities completed prior to December 31, 2004, which are either pending settlement or have been subleased for the duration of the lease periods. Although, we have not completed the exit of various facilities, we do not expect additional charges related to restructuring to be material in 2005.
      Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition. In accordance with EITF 95-3, in December 2003, $13.5 million of restructuring costs were recorded as a liability assumed in the purchase business combination. The restructuring liability consisted primarily of: a charge of $10.8 million related primarily to employee severance and other related benefits for 194 employees across all functions worldwide; and, $2.7 million related to estimated costs for future minimum lease payments associated with the planned closure of 11 facilities, net of estimated sublease income to be earned on these premises. At December 31, 2004, we had vacated all identified facilities under the restructuring plan, with two locations still under lease. These locations have been subleased and have lease terms extending to 2008. During 2004, we paid $1.6 million of minimum lease payments and settlement costs, net of sublease income of less than $0.1 million.
      The charge of $10.8 million related primarily to employee severance and other related benefits for 194 employees across all functions worldwide. The Company paid benefits of approximately $10.1 million to

159 employees across all regions as at December 31, 2004, with $9.0 million of this amount paid in 2004. In executing the restructuring plan the Company reduced the number of planned employee terminations by approximately 34 employees which resulted in the reduction of approximately $0.6 million to the restructuring liability and goodwill balances. The remaining liability as of December 31, 2004 reflects employee severance for one employee and the Company expects to pay the remaining restructuring liability in the first half of 2005. There were no significant additional terminations associated with this restructuring plan.
      Acta Technology. In August 2002, we acquired Acta, a privately held data integration software vendor. Prior to the completion of the acquisition, Acta adopted a restructuring plan. The restructuring plan reduced Acta’s cost structure and better aligned product and operating expenses with existing general economic conditions. We capitalized as a cost of the acquisition approximately $13.5 million of restructuring costs, which were recorded as liabilities as part of the purchase price allocation. The restructuring liability consisted primarily of: $4.4 million of severance and other employee benefits related to the planned termination of approximately 50 employees worldwide; $7.9 million of costs for vacating duplicate facilities; and, $1.2 million for a write down of excess equipment. The charge for lease abandonment of $7.9 million represented total future minimum lease payments and settlement costs due through 2007, net of projected sublease income of $4.2 million for Acta’s Mountain View, California headquarters and other smaller European offices. On termination of the lease for Acta’s California headquarters, $2.7 million of the original liability was reversed to goodwill. In addition to this change in estimate, the liability balance has been reduced by cash payments against these obligations. We did not recognize any additional restructuring costs and there were no material plan amendments related to this acquisition. The remaining liability accrual of $0.3 million at December 31, 2004 is expected to be paid by the end of 2005 as the lease of Acta’s former U.K. location is completed.

Interest and Other Income (Expense), Net
      Interest and other income (expense), net was composed of the following:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Net interest income	$3.7	$7.1	$7.7
Patent infringement settlement income, net of litigation expenses:
Cognos	3.5	7.0	10.4
Brio Software	—	—	1.5
Net foreign exchange losses	(11.6)	(0.4)	(0.7)
Other income (loss), net	0.2	0.6	0.1

Interest and other income (expense), net	$(4.2)	$14.3	$19.0

      Interest and other income (expense), net decreased in 2004 from 2003 due to $3.5 million fewer payments from Cognos (as described below), additional net foreign exchange losses of $11.2 million, $3.4 million less interest income due to lower cash balances and the decline in interest rates from the comparative periods, and $0.4 million lower other income. Our cash balances were lower in late 2003 and 2004 because we paid $307.6 million in cash using our existing cash balances for the purchase of Crystal Decisions In 2003, interest and other income (expense) net decreased by $4.7 million from 2002 primarily as the result of less settlement income as discussed below.
      Patent infringement settlement income. We have been involved in several patent infringement lawsuits. A settlement was reached in 2002 against Cognos, which required them to pay a total of $24.0 million in exchange for rights to our technology under U.S. Patent No. 5,555,403 with the first $10.0 million installment paid in June 2002, net of $3.1 million of related litigation costs. The remaining balance represented Cognos’ future use of our patented technology and was paid in eight quarterly installments of $1.75 million each which commenced during the three months ended September 30, 2002 and concluded in the three months ended June 30, 2004.

      We settled our patent infringement lawsuit against Brio Software in September 1999. As part of the settlement, we dismissed our pending lawsuit against Brio involving our U.S. Patent No. 5,555,403 and Brio dismissed its pending lawsuit against us involving our U.S. Patent No. 5,915,257 and Brio agreed to pay us an aggregate of $10.0 million, which was payable quarterly in $1.0 million installments beginning September 30, 1999. We received and recognized the full settlement amount as of December 31, 2002, including $1.5 million during 2002.
      Net foreign exchange losses. During 2004, the majority of the amount was the result of the year-end revaluation of assets, the strengthening of the euro compared to the U.S. dollar and mark-to market losses related to large intercompany loans between us and our consolidated subsidiaries before we had adopted a strategy to hedge intercompany loans and mitigate our exposure to these currency variations. Since April 2004, we have purchased forward contracts to mitigate the impact on the statements of income by matching the mark-to-market adjustments on the forward contracts to the gains or losses on revaluation of intercompany loans.

Income Taxes
      Our effective tax rate was 39% in 2004, 58% in 2003 and 39% in 2002. The increase in our effective tax rate in 2003 was due primarily to the impact of expensing $28.0 million of IPR&D resulting from the acquisition of Crystal Decisions. IPR&D is not deductible for income tax purposes. There was no IPR&D in 2004 and $2.0 million in 2002.
      During 2004, our effective tax rate was negatively impacted by $11.8 million of net tax expense resulting from our transfer of intercompany intellectual property rights (“IP”) to an affiliated company. The tax expense from the IP transfer is being amortized to income tax expense for book purposes on a straight-line basis over a five-year period beginning in 2004.
      We maintain a full valuation allowance against net deferred tax assets in the U.S. because we have no history of taxable income, largely because of tax deductions attributable to employee stock option exercises. Based on our forecasts and current operating trends, we believe that our existing levels of pre-tax earnings for financial reporting purposes are sufficient to realize the non-U.S. deferred tax assets.
      During 2004, our valuation allowance for deferred tax assets increased by $10.7 million. This increase was primarily the result of purchase price adjustments associated with Crystal Decisions U.S. deferred tax assets and liabilities. The offset of these adjustments was to goodwill and did not impact net income.
      At December 31, 2004, we have U.S. federal and state net operating loss carryforwards of approximately $102.0 million and $15.9 million, respectively. These net operating loss carryforwards will expire at various times from 2018 through 2034 if not utilized. Our future ability to utilize the net operating loss carryforwards of Acta and Crystal Decisions, which are subject to limitation under the Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended, approximate $63.8 million and $7.8 million, respectively, of the federal total.

LIQUIDITY AND CAPITAL RESOURCES
     Liquidity
      The following shows our cash flow and changes in cash and cash equivalents:

	For the Year Ended December 31,

	2004	2003	2002

	(In millions)
Cash flow provided by operations	$88.1	$98.5	$67.2
Cash flow used in investing activities	(30.6)	(134.4)	(118.1)
Cash flow provided by financing activities	2.5	29.1	9.4
Effects of changes in exchange rates on cash and cash equivalents	(1.9)	8.2	35.0

Net (increase) decrease in cash and cash equivalents	$58.1	$1.4	$(6.5)

Cash, cash equivalents, restricted cash and short-term investments	$311.4	$258.0	$301.5

      Cash and cash equivalents totaled $293.5 million at December 31, 2004, an increase of $58.1 million from December 31, 2003. This balance excluded $17.9 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow and funds provided by stock option exercises.
      Operating Activities. For all periods presented our operations have funded themselves and we have, at times, used our cash resources to finance business acquisitions as we did in 2003 when we used $307.6 million to pay for the cash portion of the consideration for Crystal Decisions and in 2002 when we used $65.5 million in cash to purchase Acta. Increases in net income were due to increases in revenues, especially in services where our installed customer base continued to expand and due to more customers choosing to renew their support contracts.
      The major uses of cash in 2004 included: cash payments of approximately $18.8 million against the restructuring liability, cash payments for accrued payroll and related expense accruals, which included severance payments to former employees that were not accounted for as part of the restructuring, and net cash payments of approximately $54.2 million for taxes due in the ordinary course of business, including taxes on intercompany transfers of intellectual property. In 2004 these uses were offset by a net increase of $58.2 million in deferred revenues and higher net income than in 2003. The increase in net cash provided by operating activities in 2003 from 2002 was primarily due to increased revenues, including cash earned from deferred maintenance revenues.
      Days sales outstanding increased to 84 days at December 31, 2004 from 66 days at December 31, 2003. The increase was due to a combination of factors, most notably the large license and maintenance contracts, which were closed in the last three weeks of 2004.
      Investing Activities. During 2004, our capital expenditures increased to $30.3 million from $12.5 million for 2003. The additional costs in 2004 related to the continued implementation of information technology systems and infrastructure and the continued expansion of our facilities, especially in our Vancouver, Canada location. The decrease in net cash used in investing activities from 2003 was the result of the absence of the impact of the large transaction completed in 2003 for the purchase of Crystal Decisions. In addition, in 2003, we received cash from the sale of our short-term investments. For 2002, investing activities included the purchase of Acta and the purchase of short-term investments for $45.2 million.
      Financing Activities. The net cash and cash equivalents provided by financing activities for 2004, resulted from $40.6 million in cash received from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans and the net transfer of $5.2 million from restricted cash to cash and cash equivalents. These inflows were partially offset by the use of cash of $40.2 million for the repurchase of 2.0 million of our ordinary shares at a weighted average price of €16.71 and payments made from restricted cash of $3.1 million related to amounts held in escrow associated with our acquisition of Acta.

Pursuant to and subject to the limits of shareholder and board approval, we may purchase additional shares in the future.
      During 2003, our main source of cash from financing activities was the $29.7 million cash we received from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. We also received cash of $15.5 million in 2002 from this source. We have seen a large increase in the number of stock options exercised in 2004 as a result of an expanded employee base due to the acquisition of Crystal Decisions. In addition, previous to the acquisition, former optionees of Crystal Decisions did not have the ability to sell their exercised stock options as there was no public market for Crystal Decisions’ shares. We expect the monies received on the exercise or purchase of stock options/shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans.
      During 2002, we used cash of $4.1 million for the repurchase of 250,000 of our ordinary shares at a weighted average purchase price of €16.34 per share and also made payments on escrows payable to former Acta shareholders as a result of our acquisition of Acta.
     Dividends
      Our net income after deduction of a required legal reserve is available for distribution to our shareholders as dividends, subject to the requirements of French law and our bylaws. The legal reserve was $1.3 million at December 31, 2004. We have never distributed dividends and we currently intend to retain our earnings to finance future growth and therefore, do not anticipate paying any cash dividends on our ordinary shares or ADSs in the foreseeable future.
     Future Liquidity Requirements
      Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a €100.0 million credit agreement in the three months ended December 31, 2004, which can be drawn in euros, U.S. dollars or Canadian dollars, with €60.0 million to satisfy general corporate financing requirements and a €40.0 million bridge loan for the purpose of acquiring companies and/or for medium-and long-term financing. The credit agreement restricts certain of our activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues as security for drawings under the credit agreement. At December 31, 2004, no balance was outstanding under this line of credit.
      We currently anticipate that our capital expenditures for 2005 will be approximately $40 million as we continue to invest in our information technology systems, including purchases of hardware and continue to build out our facilities in Vancouver, Canada. We anticipate paying for these capital expenditures with cash on hand.

     Contractual Obligations
      The following table summarizes our outstanding contractual obligations as of December 31, 2004, which we expect to pay using our operating cash flow as amounts become due.

	Payments Due by Period

		Within			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In millions)
Operating leases	$245.3	$38.0	$66.8	$56.9	$83.6
Statutory French Profit Sharing Plan	6.3	6.3	0.0	0.0	0.0

Total contractual cash obligations	$251.6	44.3	$66.8	$56.9	$83.6

Guarantees
      Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us; and (iii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and as such no liabilities aside from detailed following were recorded for these obligations on our balance sheets as of December 31, 2004 or December 31, 2003. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
      As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements. This guarantee replaces the requirement for a restricted cash deposit of $2.0 million which was placed with a bank. At December 31, 2004 there were no outstanding contracts under this arrangement and thus no related liability.
      Product Warranties. We warrant that our software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the software was sold. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified warranty issues based on historical activity. To date we have had no material warranty claims. Due to extensive product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, we have not recorded a warranty accrual to date.
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
      Other Liabilities and Other Claims. We are responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, we measured the fair value of these obligations at period end. The balance of the liability related to the restoration of leased premises that qualify as operating leases was not material for either 2004 or 2003. These liabilities were not associated with the Crystal Decisions restructuring plan.
OFF-BALANCE SHEET ARRANGEMENTS
      We did not have any off-balance sheet arrangements at December 31, 2004 or at December 31, 2003. In accordance with FAS No. 87, “Employers’ Accounting for Pensions”, or FAS 87, our French pension plan which is managed by a third party is not consolidated into our statements of financial position, except for the net liability due to the Plan. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the Interpretation provisions to their employee benefit plans that are accounted for under FAS 87.
CRITICAL ACCOUNTING POLICIES
      Our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

•	Recognition of revenues

•	Business combinations

•	Restructuring accruals

•	Impairment of goodwill, intangible assets and long-lived assets

•	Derivative instruments

•	Contingencies and litigation

•	Allowances for doubtful accounts

•	Deferred income tax assets

•	Stock-based compensation
      We have reviewed these critical accounting policies and related disclosures with our Audit Committee.

Recognition of Revenues
      Our revenue recognition policy is significant because revenues are a key component of our results from operations. In addition, revenue recognition determines the timing of certain expenses, such as incentive compensation. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments and estimates affect the application of the revenue policy. Revenue results are difficult to predict and any shortfall in revenues or delay in recognizing revenues could cause operating results to vary significantly from quarter to quarter and could result in future operating losses or reduced net income.

Business Combinations
      We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as IPR&D, based on their estimated fair values. Such a valuation requires us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as restructuring accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Restructuring Accruals
      In 2003 and 2002 we recorded charges to restructure our business in conjunction with acquisitions. These charges included estimated expenses for employee severance and outplacement costs, lease cancellations, and other restructuring costs. The process to estimate these costs is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of provisions already recorded through either the statements of income or through goodwill.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets
      We evaluate our identifiable goodwill, intangible assets, and other long-lived assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. Future impairment evaluations could result in impairment charges, which would result in an expense in the period of impairment and a reduction in the carrying value of these assets.

Derivative Instruments
      We have entered into forward contract arrangements, and in 2005 entered into cash flow hedges, to purchase various currencies in the future with other currencies in order to mitigate our risk of currency exchange rate fluctuations, which could be losses, on our operations. The determination of the appropriate strategy, amounts and timing for both the purchase and maturity of these derivative instruments is a comprehensive process, which involves estimates of the amount and timing of future cash flows related to future expense requirements in a given currency, as well as estimates of expected revenues in that currency.

Contingencies and Litigation
      We evaluate contingent liabilities including threatened or pending litigation. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates could have a material impact on our results of operations and financial position.

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

Deferred Income Tax Assets
      Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.
      We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. A full valuation allowance against net deferred tax assets in the U.S. is maintained because of no history of taxable income, largely because of tax deductions attributable to employee stock option exercises. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance relates to benefits from the exercise of employee stock options and deferred tax assets of acquired companies. If these tax benefits are realized, the valuation allowance reduction would result in an increase to additional paid-in capital or a decrease to goodwill, respectively.
      No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.
      As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.

Stock-based Compensation
      We issue stock options to our employees and provide our employees the right to purchase ordinary shares under employee stock purchase plans. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. For equity instruments under fixed plans, APB 25 does not require that any amount of expense to be recorded in the statement of income; however, FAS No. 123, “Accounting for Stock-Based Compensation” does require disclosure of these amounts in a pro forma table to the financial statements. In determining this disclosure the value of an option is estimated using the Black Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus the total calculated costs associated with the grant of stock options or issuance of stock under employee stock purchase plans. In addition, in disclosing the fair-value cost of stock-based compensation, we estimate that we will be able to obtain a 38% tax benefit on these costs. There is the potential that this tax benefit will not be obtained to this extent or at all, which directly impacts the level of expenses associated with stock-based compensation. We expect our accounting policies, regarding stock-based compensation to be materially affected by our adoption of FAS123R, which is described under “Recent Accounting Pronouncements.” We have not yet determined what the impact of the adoption of FAS123R will be on our compensation philosophy.

Recent Accounting Pronouncements
      Share-Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This final standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R is effective for interim or annual periods beginning after June 15, 2005 and allows companies to restate the full year of 2005 to reflect the impact of expensing under FAS 123R as reported in the footnotes to the financial statements for the first half of 2005. In accordance with International Financial Reporting Standards, IFRS 2, “Share-Based Payment” (“IFRS 2”), we will also be required to expense the costs associated with stock awards commencing on January 1, 2005 for our French financial reporting requirements. IFRS 2 will also require restatement of stock-based compensation expense into the comparative 2004 financial statements for our 2005 French financial reporting requirements.
      We continue to research the final Share-Based Payment standards including the transitional provisions of each of FAS 123R and IFRS 2. We have determined that the expensing of our previously granted stock options will have a significant impact on our results of operations. Under the calculation provisions set forth under FAS 123R, we currently anticipate total pre-tax expenses related to existing stock options granted and share warrants issued to December 31, 2004 to be approximately $72 million. These total costs will be amortized to the statements of income over the remaining requisite service period for these options, which is estimated to be approximately three and one-half years, commencing for the three months ending September 30, 2005. This total estimated cost will be impacted by factors which may include, but are not limited to: (i) individuals leaving our employ who forfeit unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as our stock options are issued in euros but the expense will be reflected in U.S. dollars; and (iii) additional grants made after December 31, 2004. In addition, our effective tax rate will be adversely affected by the adoption of the final standards to the extent which we are unable to record a net tax benefit on the stock-based compensation expense. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or modified-retrospective transition method which effectively impacts in which periods actual expense will be reported in the statements of income. We are in the process of determining the transitional method we will apply. We have not determined how FAS123R will modify, if at all, our compensation philosophy in general or for stock option grants in particular. We cannot currently estimate the amount of stock-based compensation expense which will be related to stock option grants or the issue of warrants in 2005 and thereafter.
Factors Affecting Future Operating Results
      We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial conditions or results of operations. This section should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward looking statements based on circumstances or events which occur in the future. Actual results may materially differ from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-K.

Risks Related to Our Business

Our quarterly operating results have been and will continue to be subject to fluctuations.
      Historically, our quarterly operating results varied substantially from quarter to quarter, and we anticipate that this will continue. The fluctuation occurs principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchasing decisions in anticipation of our product line, other new products, product enhancements or platforms or in response to announced pricing changes by us or our competitors;

•	we expect our revenues to vary based on the mix of products and services and the amount of consulting services that our customers order;

•	we depend, in part, on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we expect our revenues to be sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise.
      General market conditions and other domestic or international macroeconomic and geopolitical factors unrelated to our performance also affect our quarterly revenues and operating results. For these reasons, quarter to quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them to be indicative of our future performance.

We may be unable to sustain or increase our profitability.
      While we were profitable in our most recent quarter and fiscal year, our ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than increases in our expenses or are insufficient for us to sustain profitability.

Our revenues may be unpredictable due to the recent release of our BusinessObjects XI product, which integrates our existing Business Objects and Crystal Decisions product lines, and the expected end of life of our existing Business Objects and Crystal Decisions products.
      In the past, customers have deferred purchasing decisions as the expected release date of our new products have approached, and have delayed making purchases of the new product to permit them to undertake a more complete evaluation or until industry analysts have commented upon the products. We released the Windows NT version of BusinessObjects XI in December 2004. BusinessObjects XI could be particularly susceptible to deferred or delayed orders, since it represents the integration of our former stand-alone Business Objects and Crystal Decisions product lines. Before purchasing BusinessObjects XI, some customers may delay purchasing older products until the new product is shipping in their desired configuration, later releases or until industry analysts have commented on the product.

      With the commercial release of BusinessObjects XI in January 2005, we believe these factors are likely to materially and substantially affect our revenues and bookings for the three months ending March 31, 2005. The customer hesitation could result in delays in purchasing from one quarter to the next, causing quarterly orders and associated shipments and revenues to vary more significantly during this transition than we have previously experienced. The impact on revenues of the introduction of BusinessObjects XI may be exacerbated or reduced by normal seasonal spending patterns. We are putting in place programs and incentives to try to mitigate these expected fluctuations, but we cannot provide any assurance that these programs will be effective. Our customers can elect to continue to use stand-alone products for some time and we may not be able to convince them to adopt our combined product. As a result, we may have to continue to support multiple products for a period of time.
      In addition, we anticipate that the pattern of adoption of BusinessObjects XI by existing customers, and the impact on our revenues, may not be consistent with the patterns we have previously experienced because we have announced that the old Business Objects and Crystal Decisions’ products will transition to end of life over the next year or two. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI product, which may be viewed by them as a more significant decision about how to manage their BI platform. We cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.

Charges to earnings resulting from our acquisition of Crystal Decisions and additional restructuring and operating expenses may adversely affect the market value of our shares.
      We have accounted for our acquisition of Crystal Decisions using the purchase method of accounting in accordance with U.S. GAAP. The portion of the estimated purchase price allocated to acquired in-process research and development was expensed in the three months ended December 31, 2003. We expect to incur additional depreciation and amortization expense over the useful lives of certain intangible assets acquired in connection with the acquisition, which will reduce our operating results through 2008. In addition, we recorded goodwill of $978.0 million in connection with the acquisition. If this goodwill, other intangible assets with indefinite lives or other assets acquired in the acquisition become impaired, we may be required to incur material charges relating to the impairment of those assets. Any significant impairment charges will have a negative effect on our operating results and could reduce the market price of our shares.
      We incurred $2.2 million in restructuring expenses during 2004, and do not expect to incur any significant additional restructuring expenses in 2005. We cannot be sure that these expenses and charges will not be higher than we currently anticipate. These and any additional restructuring or operating expenses and charges could adversely affect our results of operations.

If we overestimate revenues, we may be unable to reduce our expenses to avoid or minimize a negative impact on our quarterly results of operations.
      Our revenues are difficult to forecast and are likely to fluctuate significantly from quarter to quarter. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues, which could then harm our business, results of operations and financial condition.
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
      We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. Until and including 2004, we also prepared financial statements in accordance with French GAAP according to French law. Effective January 1, 2005, our French financial statements will be prepared in conformity with the new International Financial Reporting Standards (“IFRS”). The International Accounting Standards Board, which is the body formed to create the international standards, has undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. A change in these policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may in the future be affected by the changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities; and

•	accounting for goodwill and other intangible assets.
      Changes in these or other rules, or the questioning of current practices, may have a significant adverse effect on our reported operating results or in the way in which we conduct our business.

Our market is highly competitive which could harm our ability to sell products and services and reduce our market share.
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

Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, acquisitions of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.
      Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, some of these competitors may enjoy greater name recognition and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. Moreover, some of our competitors, particularly companies that offer relational database management software systems, ERP software systems and CRM systems may have well established relationships with some of our existing and targeted customers. This competition could harm our ability to sell products and services, which may lead to lower prices for our products, reduced revenues, reduced gross margins and, ultimately, reduced market share.
      If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in July 2004, IBM acquired Alphablox. Furthermore, companies larger than ours could enter the market through internal expansion or by strategically aligning themselves with one of our competitors and providing products that cost less than our products. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, resellers, original equipment manufacturers or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products.

We may pursue strategic acquisitions and investments that could have an adverse effect on our business if they are unsuccessful.
      As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If our integration of future acquisitions is unsuccessful, our business will suffer. Furthermore, there is the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties. For example, on December 11, 2003 we acquired Crystal Decisions. The integration effort has been a complex, time-consuming and expensive process.

We have strategic relationships with Microsoft and SAP which, if terminated, could reduce our revenues and harm our operating results.
      We have strategic relationships with Microsoft and SAP that enable us to bundle our products with those of Microsoft and SAP, and we are also developing certain utilities and products to be a part of Microsoft’s and SAP’s products. We will have limited control, if any, as to whether Microsoft or SAP will devote adequate resources to promoting and selling our products. In addition, Microsoft and SAP have designed their own BI software. If either Microsoft or SAP reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or increases its selling efforts of its own business intelligence software, our revenues and operating results may be reduced. For example, recently Microsoft began actively marketing its reporting product for its SQL server BI platform.

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

If the market in which we sell business intelligence software does not grow as anticipated, our future profitability could be negatively affected.
      The BI software market is still emerging, and our success depends upon the growth of this market. Our potential customers may:

•	not fully value the benefits of using BI products;

•	not achieve favorable results using BI products;

•	experience technical difficulty in implementing BI products; or

•	use alternative methods to solve the problems addressed by BI software.
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

We may have difficulties providing and managing large scale deployments, which could cause a decline or delay in recognition of our revenues and an increase ln our expenses.
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

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This requirement has only recently become effective and neither we nor our independent registered public accounting firm has significant experience in complying or assessing compliance.
      As a result, we expect to continue to incur related expenses and to devote additional resources to Section 404 compliance. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

We cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.
      It may be difficult to design and implement effective internal control over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal control over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Crystal Decisions with our existing systems in 2004. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems at all. In either case, the effectiveness of our internal control may be impaired. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth or the impact of acquisitions.

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
      If we are unable to respond quickly and successfully to these developments and changes, we may lose our competitive position. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Further, if we do not adequately time the introduction or the announcement of new products or enhancements to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements, our customers may defer or forego purchases of our existing products. In addition, we will have expended substantial resources without realizing the anticipated revenues which would have an adverse effect on our results of operations and financial condition.

We are currently a party to several lawsuits with MicroStrategy. The prosecution of these lawsuits could have a substantial negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.
      On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed on our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7.0i. Our complaint requests that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We have appealed the Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the lower Court incorrectly concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to claim 4 of our patent. As a result, a trial date is expected to be set for later in 2005 or early 2006. We cannot reasonably estimate at this time whether a monetary settlement will be reached.
      On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 was scheduled to begin June 14, 2004. On June 7, 2004, the Court informed the parties that the Court was of the opinion that summary judgment should be granted in our favor as to non infringement of MicroStrategy’s Patent No. 6,260,050 and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. We expect a ruling by the Court of Appeals later in 2005 or in 2006.
      In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004 MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. We expect a ruling by the Court of Appeals later in 2005 or early 2006.
      On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees.
      The parties are currently engaged in extensive discovery and trial is scheduled to begin on November 7, 2005. We are vigorously defending this action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.
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
      In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, that alleged that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court of Justice claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings.
      A hearing in the High Court of Justice took place on various dates between January 29 and March 9, 2004. On August 3, 2004, the U.K. High Court of Justice granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. An application has been made for permission to appeal the orders of August 3, 2004 granting the anti-suit injunction. Vedatech has since submitted a supplemental request that its application be heard before a panel of three judges. The outcome of the application is not yet known.
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
      On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August 16, 2004 trial date previously set and a trial date probably will not likely be set until the Court issues its claim construction order.
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
      In addition, the laws of many countries do not protect intellectual property rights to as great an extent as those of the United States and France. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary technology due to piracy and misappropriation. For example, we are currently doing business in the People’s Republic of China where the status of intellectual property law is unclear and we may expand our presence there in the future.
      Although our name, together with our previous logo, is registered as a trademark in France, the United States and a number of other countries, we may have difficulty asserting our trademark rights in the name “Business Objects” because some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police the unauthorized use of our name or otherwise prevent our name from becoming a part of the public domain. We also have other trademarks or service marks in use around the world, and we may have difficulty registering or maintaining these marks in some countries, which may require us to change our marks or obtain new marks.

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
      No customer accounted for 10% or more of our total revenues in 2004, 2003 or 2002. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.
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
      We have significant operations outside of France and the United States including development facilities, sales personnel and customer support operations. For example, we rely on over 300 software developers in India through a contract development agreement. Our international operations are subject to certain inherent risks including:

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

The requirement to expense stock options in our income statement could have a significant adverse effect on our reported results, and we do not know how the market will react to reduced earnings.
      In December 2004, the final statement on Share-Based Payments, FAS 123R, was issued. This final standard replaces the existing requirements and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R requires that such transactions be accounted for using a fair-value based method. FAS 123R is effective for interim or annual periods beginning after June 15, 2005 and allows companies to restate the full year of 2005 to reflect the impact of expensing under FAS 123R as reported in the footnotes to the financial statements for the first half of 2005. In accordance with International Financial Reporting Standards, IFRS 2, “Share-Based Payment” (“IFRS 2”), we will be required to expense the costs associated with stock awards commencing on January 1, 2005 for our French financial reporting requirements. IFRS 2 requires restatement of stock-based compensation expense into our 2004 financial statements.
      We continue to investigate the impact of the adoption of FAS 123R and IFRS 2 will have on our financial position and results of operations. In addition, our effective tax rate will be adversely affected by the adoption of the exposure draft to the extent to which we are unable to record a net tax benefit on the stock-based compensation expense. While this stock-based compensation is a non-cash charge and will impact all companies who issue stock options, we cannot predict how investors will view this additional expense and, as such, our stock price may decline.

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

      During 2004, we recognized $11.6 million in net foreign exchange losses, of which $6.8 million were recognized in the three months ended March 31, 2004. While we believe we have put into place a strategy to mitigate these risks in the future, we cannot ensure that we will not recognize gains or losses from other transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which will vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict the change in currency exchange rates in the future.

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
      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the computation of the estimated effective tax rate for the year. Our estimated annual effective tax rate may increase or fluctuate for a variety of reasons, including:

•	changes in forecasted annual operating income;

•	changes in relative proportions of revenues and income before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

•	changes to actual or forecasted permanent differences between book and tax reporting, including the tax effects of purchase accounting for acquisitions and non-recurring charges which may cause fluctuations between reporting periods;

•	impacts from any future tax settlements with state, federal or foreign tax authorities;

•	impacts from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the requirements of certain tax rulings; or

•	impacts from new FASB or IFRS requirements.

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
      We have received four “class action” complaints that alleged we and some of our current and former officers and directors violated provisions of the Exchange Act and Rule 10b-5 promulgated thereunder. In addition, two purported shareholder derivative actions have been filed against certain of our current and former officers and directors. The derivative actions are based on the same facts and events alleged in the class action complaints. Defending any such litigation is costly and may divert management’s attention from the day to day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in, or resolution of, this matter could have a material adverse affect on our liquidity, financial position or results of operations and may result in damage to our reputation among our customers and investors.
Risks Related to Ownership of Our Ordinary Shares or ADSs

New SAC and certain of its affiliates own a substantial percentage of our shares and their interests could conflict with those of our other shareholders.
      New SAC and certain of its affiliates own a significant percentage of our company as a result of our acquisition of Crystal Decisions. As of February  28, 2005, New SAC and certain of its affiliates beneficially owned approximately 16.6% of our issued ordinary shares. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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
      Provisions of our articles of association and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over our company. For example, French law provides that any individual or entity (“person”), acting alone or in concert with others, that becomes the owner or ceases to be the owner, holding more than 5%, 10%, 20%, 33 1/3%, 50% or 66 2/3% of the share capital or voting rights of our company is required (i) to notify us with a delay that shall be set by decree, and (ii) to notify the AMF within five trading days of crossing any of the applicable percentage thresholds, of the number of shares and voting rights held by it. The AMF makes the notice public. Additionally, any person acquiring more than 10% or 20% of the share capital or voting rights of our company must notify us and the AMF within 10 trading days of crossing any of these thresholds, and file a statement of their intentions relating to future acquisitions or participation in the management of our company for the following 12 month period, including whether or not this person is acting alone or in concert and whether or not they intend to continue their purchases to acquire control of our company or to seek nominations to our board of directors. This person may amend their stated intentions, provided that they do so on the basis of significant changes in their own situation or stockholding. Upon any changes of intentions, they must file a new statement. The AMF makes these statements public. Any shareholder who fails to comply with these requirements shall have voting rights for all shares in excess of the relevant threshold suspended for two years following the completion of the required notification. Moreover this shareholder may have all or part of its voting rights within our company suspended for up to five years by the relevant commercial court at the request of our chairman, any of our shareholders or the AMF. In addition, such shareholders may be subject to a fine of €18,000 for violation of the share ownership notification requirement and up to €1,500,000 for violation of the notification requirement regarding the statement of intentions.
      Furthermore, our articles of association provide that any person, acting alone or in concert with others, that becomes the owner or ceases to be the owner, holding more than 5%, 10%, 20%, 33 1/3%, 50% or 66 2/3% of the share capital or voting rights of our company, is required to notify us within five trading days of crossing any of the applicable percentage thresholds, of the number of shares and voting rights held by them.
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
      In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,197,660 ordinary shares based on our share capital as of February 28, 2005. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,790,863 ordinary shares based on our company’s voting rights as of February  28, 2005, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

Interests of our shareholders will be diluted if they are not able to exercise preferential subscription rights for our shares.
      Under French law, shareholders have preferential subscription rights (droits préférentiels de souscription) to subscribe for cash for issuances of new shares or other securities with preferential subscription rights, directly or indirectly, to acquire additional shares on a pro rata basis. Shareholders may waive their rights specifically in respect of any offering, either individually or collectively, at an extraordinary general meeting. Preferential subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offering of shares and may be quoted on the exchange for such securities on Euronext Paris S.A. Holders of our ADSs may not be able to exercise preferential subscription rights for these shares unless a registration statement under the Securities Act is effective with respect to such rights or an exemption from the registration requirements is available.
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
      Our operating results may be below the expectations of public market analysts and investors’ and therefore, the market price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations in recent periods, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of these companies. The market fluctuations have affected our stock price in the past and could continue to affect our stock price in the future. The market price of our shares may be affected by the following factors:

•	quarterly variations in our results of operations;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of our quarterly operating results and expected results of the future periods;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of our shares by our directors, officers, employees or principal stockholders;

•	announcements of our competitors or customers’ quarterly operating results, and expected results of future periods;

•	addition of significant new customers or loss of current customers;

•	international political, socioeconomic and financial instability, including instability associated with military action in Afghanistan and Iraq or other conflicts;

•	releases or reports by or changes in security analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.
      For example, the prices of our ADSs on the Nasdaq National Market have ranged from a high of $38.34 to a low of $15.44 for the period of January 1, 2003 to December 31, 2004. If our net revenues and results of operations are below the expectations of investors, significant fluctuations in the market price of our shares could occur. In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations, which have particularly affected the market prices for high technology companies and often are unrelated and disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our shares.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Operating Results.” Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, currency exchange rates and changes to either forward contracts or cash flow hedge derivatives.
Interest Rate Risk
      At December 31, 2004 and 2003, we held no short-term investments, other than those assets classified in the rabbi trust. Our cash and cash equivalents were $293.5 million and $235.4 million at December 31, 2004 and 2003 respectively, which approximate fair value. For 2004 and 2003, our exposure to market rate risk was limited to changes in interest rates over time. Declines in interest rates will reduce our interest income given the same level of cash. We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments for our cash and cash equivalent balances, or any short-term investments that we may purchase in the future. The balance of our cash and cash equivalents nor future interest rates is predictive; however, we believe the changes in interest rates in the future will not have a material impact on our operations.
Trading Securities
      We do not issue financial instruments for trading purposes. We do hold certain short-term investments in the form of a rabbi trust which are supported by insurance dedicated mutual funds associated with our U.S. Deferred Compensation Plan. The participants of our U.S. Deferred Compensation Plan, and not the Company, make the decisions as to which funds support the asset recorded on our balance sheet. At December 31, 2004 and 2003, short-term investments held in the rabbi trust were $3.8 million and $3.3 million, respectively. The change in the balance of the asset is the result of additional contributions made by employees impacted by increases or decreases in the value of the mutual funds, the later of which we cannot control. Given the nature of the balance we cannot manage this risk; however, do monitor the difference between the asset and the related liability to ensure it is at an acceptable level. The current liability payable under the U.S. Deferred Compensation Plan is in excess of the short-term investments balance by approximately $0.7 million which represents the unfunded portion of the liability and the amount which we would be required to pay over-and-above the value of the asset if all employees opted out of the Plan. We cannot determine if and when employees will withdraw their contributions from the plan; however, we believe that normal payments against the liability will not have a material impact on our operations.
Foreign Exchange Risk
      We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from transactions in local currencies are included in net income. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro, British pounds and the Japanese yen. This has resulted in the natural hedge of our operating results. Subsequent to the Crystal Decisions acquisition, we incur a significant portion of our expenses in Canadian dollars. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results have been in certain years in the past and may be in the future, adversely impacted by currency exchange rate fluctuations upon our future operating results.

      We entered into a credit agreement that has the potential to be drawn in currencies other than the U.S. dollar. This contract does not qualify as the hedge of a net investment in a foreign subsidiary, and thus any drawings under this credit agreement will be remeasured in U.S. dollars in accordance with FAS No. 52, “Foreign Currency Translation” at each balance sheet date.
      We cannot predict the effect of exchange rate fluctuations upon our future results. Although we may use derivative instruments to mitigate our exposure as described below, we cannot be sure that any techniques we implement will be successful or that our business, results of operations, financial condition or cash flows will not be adversely affected by exchange rate fluctuations.
      Further information on the impact of foreign currency exchange rate fluctuations is further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations.”
Derivatives Risk
      We account for derivative instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations. Market risk related to derivatives is the risk of changes in either the derivative market or the market for an asset, reference rate or index underlying the derivative. This risk includes the risk that offsetting effects of the group of derivative transactions will not perfectly match the exchange rate gains or losses the transactions are intended to hedge. It also includes the risk that anticipated transactions, which justify the hedge, do not occur. Our policy is to assess carefully the market risk of derivative transactions and only enter into those transactions that are not expected to incur material market risk. In addition, we enter into derivative transactions only as a hedge of an existing or anticipated group of transactions or expenditures. Therefore, any market risk inherent in the derivative transactions should be offset with the market risk inherent in the existing or anticipated transactions. Derivative positions and transactions hedged with the derivative will be regularly marked-to-market in order to assure that unanticipated market risk has not led to unacceptable market risk.
      Credit risk exists as derivative transactions involve a counter-party who must accept the opposite risk for entering into derivative instruments with us. We are exposed to the credit risk of the counter-party not being able to perform. This credit risk is mitigated as we only enter into derivative transactions with counter-parties having and maintaining a long term credit rating of at least A or equivalent with Moody’s and Standard & Poors.
      We enter into foreign currency forward contracts with financial institutions primarily to protect the Company against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions or expenditures. Depending on the nature of the derivative instrument, the instrument may or may not qualify for hedge accounting. It is currently our strategy to hedge a substantial portion of the costs incurred by our Canadian subsidiary related to expenses of our Irish and U.S. subsidiaries, at least two quarters forward at each period end. We do not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures or limited availability of appropriate hedging instruments.
      Commencing in April 2004 we entered into forward contracts to offset the foreign gains and losses on intercompany loans which were creating currency exposure. Previous to entering into these hedges, we had market risk related to the revaluation of the intercompany loans balances without an offsetting forward contract in place to mitigate this risk. As of December 31, 2004, we held forward exchange contracts to mitigate our exposure to the risk of changes in currency exchange rates. These forward contracts were not considered hedging instruments.
      The following table provides information about our derivative financial instruments outstanding as of December 31, 2004 and December 31, 2003. For forward currency contracts, the table presents the notional amount (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates.

At December 31, 2004, all forward contracts are scheduled to mature within one year, specifically with maturity dates ranging from May to October 2005.

	2004		2003

		Weighted		Weighted
		Average		Average
	Notional	Contract	Notional	Contract
	Amount	Rate (%)	Amount	Rate (%)

	(Notional amounts in millions)
Currency forward contracts
U.S. dollars against euros	178.4	1.1944	0.0	0.0000
Canadian dollars against euros	9.9	1.6235	0.0	0.0000
British pounds against euros	25.3	0.6843	0.0	0.0000
Canadian dollars against U.S. dollars	0.0	0.0000	40.3	1.4004
      All forward contracts were recorded at fair value in the balance sheet as part of other current liabilities in the amount of $25.8 million at December 31, 2004, and in other current assets in the amount of $2.2 million at December 31, 2003.
      In January 2005, we entered into three separate forward contracts to purchase Canadian $22.8 million against the euro with maturity dates ranging from April to October 2005 and a weighted average contract rate of 1.5870%. In addition, we entered into three separate forward contracts to purchase Canadian $24.8 million against the U.S. dollar with maturity dates ranging from April to October 2005 and weighted average contract rate of 1.1995%. All of these forward contracts were designed as cash flow hedges in order to hedge certain of the cash requirements of our Canadian subsidiary.

Item 8.	Financial Statements and Supplementary Data
BUSINESS OBJECTS S.A.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Business Objects, S.A.
      We have audited the accompanying consolidated balance sheets of Business Objects, S.A. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects, S.A. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Business Objects, S.A.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 14, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Business Objects, S.A.
      We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Business Objects, S.A. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Business Objects, S.A.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Business Objects, S.A. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Business Objects, S.A. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Business Objects, S.A. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Business Objects, S.A. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
March 14, 2005

BUSINESS OBJECTS S.A.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	nominal value per
	ordinary share)
ASSETS
Current assets:
Cash and cash equivalents	$293,485	$235,380
Restricted cash	14,043	19,243
Short-term investments	3,831	3,332
Accounts receivable, net	248,957	187,885
Deferred tax assets	8,328	261
Prepaid and other current assets	46,575	30,465

Total current assets	615,219	476,566
Goodwill	1,067,694	1,051,111
Other intangible assets, net	124,599	149,143
Property and equipment, net	64,053	61,187
Deposits and other assets	49,296	19,092
Long-term deferred tax assets	2,067	17,963

Total assets	$1,922,928	$1,775,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,939	$47,790
Accrued payroll and related expenses	84,918	84,686
Income taxes payable	85,000	75,727
Deferred revenues	200,682	135,977
Restructuring liability	4,047	21,331
Other current liabilities	79,497	51,814
Escrows payable	6,654	9,728

Total current liabilities	501,737	427,053
Long-term liabilities	6,448	4,950
Long-term deferred tax liabilities	7,599	—

Total liabilities	515,784	432,003
Commitments and contingencies
Shareholders’ equity:
Ordinary shares — €0.10 nominal value ($0.14 U.S. and $0.13 respectively as of 2004 and 2003): authorized 122,334 and 114,809; issued — 95,922 and 94,903; issued and outstanding — 92,220 and 89,166; for 2004 and 2003, respectively	10,312	9,927
Additional paid-in capital	1,167,336	1,121,910
Treasury and Business Objects Option LLC shares, 6,769 and 6,805, respectively	(53,335)	(13,104)
Retained earnings	249,720	202,597
Unearned compensation	(8,079)	(18,353)
Accumulated other comprehensive income	41,190	40,082

Total shareholders’ equity	1,407,144	1,343,059

Total liabilities and shareholders’ equity	$1,922,928	$1,775,062

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per ordinary share
	and ADS data)
Revenues:
Net license fees	$473,373	$275,261	$243,955
Services	452,258	285,564	210,844

Total revenues	925,631	560,825	454,799
Cost of revenues:
Net license fees	28,272	5,951	3,102
Services	172,133	89,005	71,489

Total cost of revenues	200,405	94,956	74,591

Gross profit	725,226	465,869	380,208
Operating expenses:
Sales and marketing	406,796	250,870	222,243
Research and development	150,562	95,399	74,991
General and administrative	83,947	44,655	29,387
Acquired in-process technology	—	27,966	2,000
Restructuring costs	2,169	7,782	3,871

Total operating expenses	643,474	426,672	332,492

Income from operations	81,752	39,197	47,716
Interest and other income (expense), net	(4,220)	14,334	18,959

Income before provision for income taxes	77,532	53,531	66,675
Provision for income taxes	(30,409)	(30,969)	(26,095)

Net income	$47,123	$22,562	$40,580

Basic net income per ordinary share and ADS	$0.53	$0.35	$0.66

Diluted net income per ordinary share and ADS	$0.52	$0.34	$0.63

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	88,748	64,584	61,888

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	91,077	66,168	63,933

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Treasury and
				Business Objects				Accumulated
	Ordinary Shares		Additional	LLC Shares				Other	Total
			Paid-In			Retained	Unearned	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Compensation	Income (Loss)	Equity

	(In thousands)
Balance at December 31, 2001	61,928	$6,589	$149,889	818	$(9,049)	$139,455	$—	$(34,218)	$252,666
Issuance of ordinary shares pursuant to employee stock option plans	1,066	99	10,184	—	—	—	—	—	10,283
Issuance of ordinary shares under employee stock purchase plans	388	36	4,943	—	—	—	—	—	4,979
Directors’ warrants exercise	81	7	274	—	—	—	—	—	281
Purchase of treasury shares	—	—	—	250	(4,055)	—	—	—	(4,055)
Tax benefit of nonqualified stock options	—	—	3,649	—	—	—	—	—	3,649
Components of comprehensive income Translation adjustment	—	—	—	—	—	—	—	36,550	36,550
Net income	—	—	—	—	—	40,580	—	—	40,580

Total comprehensive income	—	—	—	—	—	—	—	—	77,130

Balance at December 31, 2002	63,463	$6,731	$168,939	1,068	$(13,104)	$180,035	$—	$2,332	$344,933
Issuance of ordinary shares in connection with purchase business combination, net of exchange costs of $201	23,301	2,912	904,613	—	—	—	—	—	907,525
Shares issued to Business Objects Option LLC	—	—	—	6,310	—	—	—	—	—
Stock-based compensation	—	—	992	—	—	—	—	—	992
Deferred stock-based compensation	—	—	—	—	—	—	(19,788)	—	(19,788)
Amortization of stock- based compensation	—	—	—	—	—	—	646	—	646
Forfeiture of unvested stock options	—	—	—	—	—	—	789	—	789
Tax benefit of nonqualified stock options	—	—	17,974	—	—	—	—	—	17,974
Issuance of ordinary shares pursuant to employee stock option plans	1,893	227	23,797	(573)	—	—	—	—	24,024
Issuance of ordinary shares under employee stock purchase plans	389	43	4,928	—	—	—	—	—	4,971
Directors’ warrants exercise	120	14	667	—	—	—	—	—	681
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	—	37,750	37,750
Net income	—	—	—	—	—	22,562	—	—	22,562

Total comprehensive income	—	—	—	—	—	—	—	—	60,312

Balance at December 31, 2003	89,166	$9,927	$1,121,910	6,805	$(13,104)	$202,597	$(18,353)	$40,082	$1,343,059
Issuance of ordinary shares pursuant to employee stock option plans	2,678	339	32,480	(2,036)	—	—	—	—	32,819
Issuance of ordinary shares under employee stock purchase plans	376	46	7,721	—	—	—	—	—	7,767
Purchase of treasury shares	—	—	—	2,000	(40,231)	—	—	—	(40,231)
Tax benefit of nonqualified stock options	—	—	8,812	—	—	—	—	—	8,812
Amortization of stock- based compensation	—	—	—	—	—	—	6,656	—	6,656
Forfeiture of unvested stock options	—	—	(3,618)	—	—	—	3,618	—	—
Stock based compensation	—	—	31	—	—	—	—	—	31
Components of comprehensive income Translation adjustment	—	—	—	—	—	—	—	1,108	1,108
Net income	—	—	—	—	—	47,123	—	—	47,123

Total comprehensive income	—	—	—	—	—	—	—	—	48,231

Balance at December 31, 2004	92,220	$10,312	$1,167,336	6,769	$(53,335)	$249,720	$(8,079)	$41,190	$1,407,144

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net income	$47,123	$22,562	$40,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	32,493	18,269	14,746
Amortization of goodwill and other intangible assets	30,780	4,344	3,363
Stock-based compensation expense	6,687	1,638	—
Acquired in-process technology	—	27,966	2,000
Deferred income taxes	14,708	(1,664)	(2,882)
Tax benefits from employee stock plans	8,812	17,974	3,649
Changes in operating assets and liabilities:
Accounts receivable, net	(51,809)	(36,973)	784
Prepaid and other current assets	(15,042)	(1,768)	3,400
Deposits and other assets	(30,777)	(13,371)	65
Accounts payable	(8,660)	8,118	(2,216)
Accrued payroll and related expenses	(7,090)	13,383	6,754
Income taxes payable	(9,948)	14,539	(6,294)
Deferred revenues	58,186	35,657	7,947
Restructuring liability and other current liabilities	13,177	(10,825)	(4,559)
Short-term investments classified as trading	(499)	(1,350)	(146)

Net cash provided by operating activities	88,141	98,499	67,191

Investing activities:
Purchases of property and equipment	(30,273)	(12,453)	(10,405)
Change in estimate in restructuring accrual for Acta acquisition	—	2,741	—
Business acquisitions and other investments, net of acquired cash	(279)	(178,327)	(62,454)
Sales (purchases) of short-term investments	—	53,662	(45,240)

Net cash used in investing activities	(30,552)	(134,377)	(118,099)

Financing activities:
Issuance of shares	40,586	29,677	15,542
Purchase of treasury shares	(40,231)	—	(4,055)
Increase in escrow payable	—	—	9,728
Transfer of cash from (to) restricted cash accounts	5,200	1,150	(9,106)
Payments on notes and escrows payable	(3,074)	(1,717)	(2,656)

Net cash provided by financing activities	2,481	29,110	9,453

Effect of foreign exchange rates changes on cash and cash equivalents	(1,965)	8,207	34,975

Net increase (decrease) in cash and cash equivalents	58,105	1,439	(6,480)
Cash and cash equivalents at the beginning of the year	235,380	233,941	240,421

Cash and cash equivalents at the end of the year	$293,485	$235,380	$233,941

Supplemental cash flow information:
Cash paid for interest expense	$93	$14	$169
Cash paid for income taxes, net of refunds	$54,181	$33,218	$34,401
Value of shares issued for Crystal Decisions Acquisition	$—	$768,609	$—
See accompanying notes to Consolidated Financial Statements.

Business Objects S.A.
Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies
     Organization and Basis of Presentation
      Business Objects S.A. (“the Company” or “Business Objects”) was organized in 1990 as a société anonyme under the laws of the Republic of France. Business Objects develops, markets and supports business intelligence solutions. The consolidated financial statements have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for annual financial information and in accordance with the instructions to Form 10-K. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. These financial statements reflect, in the opinion of the Company, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated.
      On December 11, 2003, the Company acquired Crystal Decisions, Inc. and its majority stockholder, Seagate Software (Cayman) Holdings Corporation (“SSCH”), (collectively “Crystal Decisions”) through a series of statutory mergers. The acquisition of Crystal Decisions is referred to here as the “Crystal Decisions Acquisition” and is discussed in Note 5.
      Certain comparative period figures have been reclassified to conform to the current basis of presentation, such as the reclassification as described below under “Cash and Cash Equivalents, Restricted Cash and Short-Term Investments.” Such reclassifications had no effect on net income as previously reported.
     Use of Estimates
      The preparation of the financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. Estimates are used for, but are not limited to, revenue recognition, business combinations, restructuring accruals, impairment of goodwill and other intangible assets, contingencies and litigation, allowances for doubtful accounts and income and other taxes. Actual results could differ from those estimates.
     Translation of Financial Statements of Foreign Entities
      The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards (“FAS”) No. 52, “Foreign Currency Translation,” while the Company’s reporting currency is the U.S. dollar. For purposes of the Company’s U.S. GAAP financial statements, assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly exchange rates throughout the year. Translation gains or losses are recorded as a separate component of shareholders’ equity in accumulated other comprehensive income and transaction gains and losses are reflected as a component of net income.
     Revenue Recognition
      The Company enters into arrangements for the sale of: (i) licenses of software products and related maintenance contracts; (ii) bundled license, maintenance and services; and (iii) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.
      For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements, which, in some cases, may result in license revenues being amortized over the related maintenance term or the license term for a non-perpetual license.
      For those contracts that consist solely of licenses and maintenance, the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the price when sold separately. Vendor-specific objective evidence of the fair value of maintenance for license agreements that do not include stated renewal rates is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals). Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate.
      Services consist of maintenance, training and/or consulting services. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and services revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based upon the input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether: (i) the services are available from other vendors; (ii) the services involve a significant degree of risk or unique acceptance criteria; and (iii) whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separately stated prices within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting services is based upon average daily rates. When the Company enters into contracts to provide services only, revenues are recognized on a time and materials basis.
      For sales to resellers, value added resellers and system integrators (“partners”), the Company does not provide rights of return or price protection. The Company does not accept orders from these partners when the Company is aware that the partner does not have a purchase order from an end-user. For sales to distributors that have a right of return, revenues are recognized as the products are sold to the distributor, net of reserves, to approximate net sell-through.
      Some of the factors that are considered in determining this estimate include historical experience of returns received and level of inventory in the distribution channels. The reserve reduces the revenues and the related receivables. For sales to original equipment manufacturers (“OEMs”), revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection is probable. Some OEM arrangements include the payment of an upfront arrangement fee, which is deferred and recognized ratably over the contractual period or when the OEM reports sales that have occurred to an end user customer.
      Deferred revenues represent amounts under license and services arrangements for which the earnings process has not been completed. These amounts relate primarily to customer support services with unspecified future deliverables and support arrangements where specified customer acceptance has not yet occurred.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable
      Accounts receivable are stated at cost, net of allowances for doubtful accounts, distribution channel and other reserves. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age and geography of the receivable. In determining these percentages, the Company analyzes its historical collections experience along with current economic trends. Invoices that are unpaid at 210 days past the invoice date are generally written off.
      Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $12.5 million and $9.8 million at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts balance represented $8.0 million and $6.2 million of these balances.

Net Income per Ordinary Share and ADS
      In accordance with FAS No. 128, “Earnings per Share,” basic net income per ordinary share and American depositary share (“ADS”) is computed using the weighted average number of ordinary shares and ADSs outstanding during the period. Diluted net income per ordinary share and ADS are computed using the weighted average number of ordinary shares and ADSs and dilutive ordinary equivalent shares outstanding during the period using the treasury stock method. Dilutive ordinary and ADS equivalent shares consist of stock options and warrants where the calculated market price is in excess of the exercise price of these stock awards.

Cash and Cash Equivalents, Restricted Cash and Short-Term Investments
      Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of purchase. Investments with maturity dates of greater than three months but less than one year are considered to be short-term investments. Restricted cash consists of amounts held in deposits that are required as collateral under letters of credit, acquisition agreements or as collateral under certain credit agreements.
      The Company accounts for its investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). At December 31, 2004 and 2003, and as described in Note 9, short-term investments of $3.8 million and $3.3 million, respectively, were comprised solely of assets held in a rabbi trust related to the deferred compensation plan obligations of the Company. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” the accounts of a rabbi trust are required to be consolidated into the Company’s financial statements. This asset is held in the form of insurance dedicated mutual funds which are under the control of plan participants, and have been classified by the Company as trading securities as defined under FAS 115.
      FAS 115 requires that for trading securities, any unrealized holding gains or losses on changes in the fair value of this asset be recorded in earnings and not as a component of other comprehensive income. While the mutual funds generally have maturity dates of less than three months, the Company has classified them as short-term investments versus cash equivalents given the nature of the underlying obligation. This asset was previously classified in prepaid and other current assets and has been reclassified for all periods presented.
      Prior to 2003, the Company’s short-term investments were classified as available-for-sale and were recorded at amortized cost, which approximated fair value based on quoted market prices. Pursuant to FAS 115, material unrecognized holding gains and losses on available-for-sale securities were recorded net of tax in shareholders’ equity until disposition. Significant realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities were included in interest and other income (expense), net.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments
      The Company accounts for derivatives in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations. FAS 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. At December 31, 2004, the Company had not entered into any transactions which were considered hedges under FAS 133. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. The majority of the Company’s derivative instruments that do not qualify as hedging instruments related to foreign currency contracts as described in Note 3.

Business Combinations
      Business combinations are accounted for in accordance with FAS No. 141, “Business Combinations” (“FAS 141”), which requires the purchase method of accounting for business combinations be followed. In accordance with FAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with FAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process technology (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In conjunction with business combinations, the Company records restructuring liabilities of the acquired company in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These costs represent liabilities that are recorded as part of the purchase price allocation.

Restructuring Costs
      FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”) requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 affects the timing and recognition of restructuring costs for exit or disposal activities initiated after December 31, 2002, and specifies that commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most anticipated costs. FAS 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

Goodwill and Other Intangible Assets
      Goodwill and other intangible assets are accounted for in accordance with FAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at June 30 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company has determined that it has only one reporting unit. In the event that the Company determines that the value of goodwill or other intangible assets have become impaired, the Company will incur a charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Office and computer equipment is depreciated using the straight-line method over the assets estimated useful lives which range from two to four years. Leasehold improvements are depreciated over the shorter of the asset life or the remaining lease term on a straight-line basis.
      In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with the development of internal use software. These assets are amortized on a basis consistent with the nature of the asset.

Impairment of Long-Lived Assets
      The Company assesses impairment of long-lived assets in accordance with FAS No. 144, “Impairment of Long-Lived Assets” (“FAS 144”). FAS 144 supercedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ” (“FAS 121”). FAS 144 retains the requirements of FAS 121 to: (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows, and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope which was previously addressed by FAS 121 and is now addressed by FAS 142. There were no long-lived assets that were considered to be impaired during 2004, 2003 or 2002.

Software Development Cost
      The Company applies FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“FAS 86”) to software developed internally, acquired in business acquisitions or purchased. FAS 86 requires companies to capitalize eligible software development costs upon achievement of technological feasibility, subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products has been of relatively short duration, costs qualifying for capitalization were insignificant during 2004, 2003 and 2002. Accordingly, there were no significant capitalized software development costs at December 31, 2004 and 2003.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and, when in existence, its short-term investments, with high credit-quality financial institutions. The Company invests its excess cash primarily in bank certificates of deposit, commercial paper and money market funds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      The Company sells its products to many companies in various industry verticals throughout the world, which minimizes the concentration of credit risk related to the collection of accounts receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Actual losses have been within management’s expectations. The Company generally does not require collateral from its customers.

Income Taxes
      The Company accounts for its income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) and related interpretations. The focus of accounting for income taxes under the asset and liability method of FAS 109 is on the balance sheet. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. These differences are measured using enacted tax rates in effect for the year the temporary differences are expected to reverse.
      The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company’s current valuation allowance relates to benefits from the exercise of employee stock options and deferred tax assets of acquired companies. If these tax benefits are realized, the valuation allowance reduction would result in an increase to additional paid-in capital or a decrease to goodwill.

Other Current Liabilities
      Other current liabilities include accruals for sales, use and value added taxes, accrued rent, accrued professional fees, deferred compensation under the Company’s deferred compensation plan, payroll deductions from international employee stock purchase plan participants, current deferred tax liabilities, forward contract liabilities on various forward contracts and other accruals, none of which individually account for more than five percent of total current liabilities.

Contingencies and Litigation
      The Company evaluates contingent liabilities including threatened or pending litigation in accordance with FAS No. 5, “Accounting for Contingencies.” The Company assesses the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, the Company bases its estimates on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Any revisions in the estimates of potential liabilities could have a material impact on the Company’s results of operations and financial position.

Comprehensive Income
      Accumulated other comprehensive income is comprised of foreign currency translation gains and losses which have been excluded from net income. The Company has reported the components of comprehensive income on the consolidated statements of shareholders’ equity.

Accounting for Stock-based Compensation
      The Company grants stock options to its employees pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
purchase plans. The Company also issues share warrants to its nonemployee directors. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In addition, the Company follows the provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“FAS 148”). FAS 148 amends the disclosure requirements of FAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”) and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require prominent disclosure of the effects of an entity’s accounting policy for stock-based employee compensation in annual and interim financial statements on reported net income and net income per share. FAS 148 also sets forth the transitional provisions for companies which have elected to adopt FAS 123.
      The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to at least the fair market value of the underlying ordinary shares on the date of grant. At December 31, 2004, there were four approved compensation plans under which stock options were outstanding as described in Note 8. The shareholders of the Company had also approved three employee stock purchase plans under which the issuance of shares of the Company’s stock was approved.
      The following table provides pro forma disclosures of the effect on net income and net income per ordinary share and ADS as if the fair-value based method had been applied in measuring stock-based compensation expense.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per ordinary share
	and ADS amounts)
Net income — as reported	$47,123	$22,562	$40,580
Add: Amortization of stock-based compensation expense included in reported net income, net of tax benefits	4,146	1,015	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method for all awards, net of tax benefits	(24,795)	(26,946)	(31,782)

Net income (loss) — pro forma	$26,474	$(3,369)	$8,798

Net income per ordinary share and ADS as reported — basic	$0.53	$0.35	$0.66

Pro forma net income (loss) per ordinary share and ADS — basic	$0.30	$(0.05)	$0.14

Net income per ordinary share and ADS as reported — diluted	$0.52	$0.34	$0.63

Pro forma net income (loss) per ordinary share and ADS — diluted	$0.29	$(0.05)	$0.14

      The amortization of stock-based compensation expense included in reported net income for 2004 and 2003 primarily represented amortization of unearned compensation on unvested stock options that arose as a result of the Crystal Decisions Acquisition and, to a much lesser extent, compensation expense on the modification of terms of certain stock option agreements.
      The tax benefit was calculated on the total stock-based employee compensation expense determined under the fair-value based method for all awards at an effective tax rate of 38% for all years presented. As this calculation is based on certain assumptions about the deductibility of the expense, the timing of the deduction and the Company’s ability to use it, the actual tax benefit could vary materially from this estimate. If no

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
amount of the tax benefit were available on estimated stock-based employee compensation expense, basic pro forma net income (loss) per share would have been $0.16 in 2004, $(0.30) in 2003 and $(0.18) in 2002. If no amount of the tax benefit were available on the estimated stock-based employee compensation expense, diluted pro forma net income (loss) per share would have been $0.15 in 2004, $(0.30) in 2003 and $(0.18) in 2002.
      Pro forma information regarding net income and net income per ordinary share and ADS is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair-value method. For purposes of the pro forma disclosure, the Company estimates the fair value of stock options issued to employees and warrants to nonemployee directors using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. The model requires the input of highly subjective assumptions including the expected stock price volatility. Employee stock options have characteristics significantly different from those of traded options and the changes in the subjective input assumptions can materially affect the fair value estimate.
      The pro forma effects of applying FAS 123 for the years presented are unlikely to be representative of the pro forma effects of future periods as stock options typically vest over a period of four years, the number of stock options granted or warrants issued varies from period to period, and the Black-Scholes fair value of each grant depends on the assumptions at the grant date. As the stock options and warrants are issued in euros, the conversion of the compensation expense amortized to each period fluctuates based on the currency exchange rate applicable for the period reported. For purposes of the pro forma disclosures, the estimated stock-based employee compensation expense was amortized over the vesting periods associated with the equity instrument.

Advertising Costs
      The Company expenses advertising expenses as incurred. Advertising expenses totaled $7.5 million, $4.8 million and $3.5 million for 2004, 2003 and 2002, respectively.

Recent Pronouncements
      Share-Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This final standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R is effective for interim or annual periods beginning after June 15, 2005 and allows companies to restate the full year of 2005 to reflect the impact of expensing under FAS 123R as reported in the footnotes to the financial statements for the first half of 2005. In accordance with International Financial Reporting Standards, IFRS 2, “Share-Based Payment” (“IFRS 2”), the Company will also be required to expense the costs associated with stock awards commencing on January 1, 2005 for its French financial reporting requirements. IFRS 2 will also require restatement of stock-based compensation expense into the Company’s comparative 2004 financial statements for its 2005 French financial reporting requirements under International Accounting Standards.
      The Company continues to research the final Share-Based Payment standards including the transitional provisions of each of FAS 123R and IFRS 2. The Company has determined that the expensing of its previously granted stock options will have a significant impact on the Company’s results of operations. Under the calculation provisions set forth under FAS 123R for previously granted stock options, the Company

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
currently anticipates total pre-tax expenses related to existing stock options granted and share warrants issued to December 31, 2004 to be approximately $72 million. These total costs will be amortized to the statements of income over the remaining requisite service period for these options, which is estimated to be approximately three and one-half years, commencing for the three months ending September 30, 2005. This total estimated cost will be impacted by factors which may include, but are not limited to: (i) individuals leaving the employ of the Company who forfeit unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as the Company’s options are issued in euros but the expense will be reflected in U.S. dollars; and (iii) additional grants made after December 31, 2004. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or modified-retrospective transition method which effectively dictates in which period the actual expense will be reported in the statements of income. The Company is in the process of determining the transitional method it will apply. The Company has not determined how FAS123R will modify, if at all, the Company’s compensation philosophy in general or for stock option grants in particular. The Company cannot currently estimate the amount of stock-based compensation expense which will be related to stock option grants or the issuance of warrants in 2005 and thereafter.

2.	Cash, Cash Equivalents and Short-term Investments
      The Company’s cash and cash equivalents and short-term investments are summarized in the table below. All short-term investments at December 31, 2004 and 2003 were classified as trading under FAS 115, with gross realized gains and losses on changes in these short-term investments not being significant for 2004, 2003 or 2002. For 2002, there were no material unrecognized or realized holdings gains or losses on sales of available-for-sale securities.

	December 31,

	2004	2003

	(In thousands)
Cash	$157,354	$115,708
Cash equivalents:
Bank certificates of deposit	2,015	30,823
Guaranteed investment certificates	18,317	10,725
Money market funds	115,799	78,124

Total cash equivalents	136,131	119,672

Total cash and cash equivalents	293,485	235,380

Short-term investments:
Insurance dedicated mutual funds	3,831	3,332

Total short-term investments	3,831	3,332

Total cash, cash equivalents and short-term investments	$297,316	$238,712

      The insurance dedicated mutual funds are associated with the assets of the rabbi trust and are deemed to have expected maturities which coincide with the obligation under the Deferred Compensation Plan as described in Note 9.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

3.	Derivative Financial Instruments
      The Company’s derivative financial instruments are summarized in the table below.

	2004(1)		2003(2)

		Weighted		Weighted
		Average		Average
	Notional	Contract	Notional	Contract
	Amount	Rate (%)	Amount	Rate (%)

	(Notional amounts in millions)
Currency forward contracts
U.S. dollars against euros	178.4	1.1944	0.0	0.0000
Canadian dollars against euros	9.9	1.6235	0.0	0.0000
British pounds against euros	25.3	0.6843	0.0	0.0000
Canadian dollars against U.S. dollars	0.0	0.0000	40.3	1.4004
U.S. dollar equivalent fair value of forward contracts	$25.8		$2.2

(1)	During 2004, the Company entered into various euro-denominated forward contracts to purchase U.S. dollars, Canadian dollars and British pounds at a future date to enable its Irish subsidiary to settle intercompany loan obligations in those currencies. The forward contracts held at December 31, 2004 have maturity dates that coincide with the payment of intercompany loan obligations from April to October 2005. These forward contracts did not qualify for hedge accounting.

At December 31, 2004, a forward contract liability of $25.8 million was recorded in other current liabilities on the balance sheet, which represents the fair value of these forward contracts. During 2004, the Company recognized $24.5 million of mark-to-market losses on these forward contracts. These losses were materially offset by gains on the revaluation of intercompany loans.

(2)	The Company previously entered into forward contracts to hedge forecasted Canadian dollar expenses against fluctuations in the U.S. dollar to Canadian dollar (“Cdn $”) exchange rate. The purchase of these forward contracts was intended to mitigate the expenses adversely affected due to changes in the U.S. dollar to Canadian dollar exchange rate. As of December 31, 2004, all contracts had either matured or were accelerated to maturity. The forward contracts held at December 31, 2003, did not qualify for hedge accounting; therefore, the change in the fair value of the forward contracts at each period-end was reflected in other income (expense) and partially offset the foreign exchange variation in the corresponding Canadian dollar operating expenses during the same period. During 2004, the Company realized foreign exchange gains of $1.8 million related to these contracts. At December 31, 2003, a forward contract asset of $2.2 million was recorded in other current assets on the balance sheet, which represents the fair value of these forward contracts.
      As described in Note 16, the Company has entered into a credit agreement that has the potential to be drawn in currencies other than the U.S. dollar. This contract does not qualify as the hedge of a net investment in a foreign subsidiary, and thus any drawings under this credit agreement will be remeasured in the Company’s functional currency in accordance with FAS 52 at each balance sheet date.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment
      Property and equipment, at cost, consist of the following (in thousands):

	December 31,

	2004	2003

Office and computer equipment	$116,093	$85,039
Leasehold improvements	33,699	25,842

Total property and equipment	149,792	110,881
Accumulated depreciation and amortization	(85,739)	(49,694)

Property and equipment, net	$64,053	$61,187

      Depreciation and amortization expense related to property and equipment totaled $32.5 million, $18.3 million and $14.7 million for 2004, 2003 and 2002, respectively.

5.	Acquisitions

Crystal Decisions
      On December 11, 2003, the Company, Crystal Decisions, SSCH and three wholly owned subsidiaries of the Company merged in accordance with an Agreement and Plan of Merger, dated as of July 18, 2003, as amended August 29, 2003 (the “Merger Agreement”).
      Pursuant to the Merger Agreement, Crystal Decisions and SSCH merged with and into wholly owned subsidiaries of the Company and ceased to exist as separate entities on December 11, 2003. The results of Crystal Decisions’ operations were included in the consolidated financial statements after that date. The Crystal Decisions Acquisition was accounted for under the purchase method of accounting.
      The total purchase price of $1.2 billion for the Crystal Decisions Acquisition consisted of: $307.6 million in cash which was paid out of cash on hand; approximately 23.3 million newly issued ordinary shares or ADSs; the fair value of approximately 6.3 million stock options assumed in connection with the Crystal Decisions Acquisition entitling holders to purchase approximately 6.3 million Business Objects’ ADSs at a weighted average exercise price of $14.88 (after conversion using the stock option exchange ratio of 0.4021); and $13.9 million of estimated transaction costs. The allocation of the purchase price resulted in $978.0 million of goodwill. The purchase price under the Merger Agreement was fixed and there was no contingent consideration. The Company assessed that the purchase price allocation period had closed at December 31, 2004, with the exception of items related to years subject to tax audit. During 2004, the Company adjusted goodwill as more information became known about previous estimates, such as taxes and direct transaction costs, as described in Note 6.
      The total original purchase price was allocated as follows: $60.8 million to net tangible assets acquired from Crystal Decisions; $170.7 million to the fair value of intangible assets, including $28.0 million of in-process technology that was written off during December 2003; $19.8 million to deferred unearned compensation on unvested stock options assumed; and $978.0 million to goodwill. No amount of the goodwill

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
is tax deductible. The fair value of amortizable intangible assets and their useful lives were as follows (in millions):

		Estimated
	Fair Value	Useful Life

Developed technology	$92.6	5 years
Maintenance and support contracts	43.7	5 years
Trade names	6.4	5 years

Total amortizable intangible assets acquired	$142.7

      Deferred compensation, or unearned compensation cost, on assumed unvested stock options was based on the portion of intrinsic value as calculated on December 11, 2003. The amortization of non-cash stock-based unearned compensation is reflected in cost of revenues and applicable operating expense lines on the statements of income.

Acta Technology, Inc.
      On August 23, 2002, the Company acquired all the outstanding shares of Acta Technology, Inc. (“Acta” or “Acta Technology”), a privately-held data integration software vendor. The results of Acta’s operations have been included in the consolidated financial statements since that date. The acquisition provided the Company with a comprehensive enterprise analytic platform for the delivery of custom-developed and pre-packaged analytic applications. The aggregate purchase price was $65.5 million of cash, including $0.7 million of transactions costs. Of the purchase price, $9.3 million was placed in an escrow account for the benefit of former Acta stockholders. In addition, another $0.9 million was placed in an employee escrow account, representing withholdings from payments due to Acta management pursuant to change of control clauses and other employees’ future bonuses. Both escrows were held as security for the indemnification obligations set forth in the merger agreement and were to be available for release in February 2004, subject to any open or pending claims for indemnification. As further described in Note 7, Informatica Corporation filed an action for alleged patent infringement against Acta Technology and as such the full amounts held in escrow were not available for release. The Company has accounted for the escrow funds on its consolidated balance sheet as disclosed in Note 15 as short-term restricted cash and the related short-term escrow payable for $6.4 million due to former Acta Technology stockholders and $0.3 million due to employees.
      The acquisition was accounted for under the purchase method of accounting and the original total purchase price was allocated as follows: (i) $4.5 million to developed technology, (ii) $2.7 million to maintenance contracts — each of (i) and (ii) which are being amortized to cost of revenues over their five-year estimated useful lives, $2.0 million of in-process technology which was written off during August 2002, and (iii) $61.6 million to goodwill. No amount of goodwill is tax deductible.

Other Prior Year Acquisitions
      The Company has previously and may in the future enter into other acquisitions. Previously disclosed acquisitions completed by Business Objects included: Blue Edge Software, Executive Computing Group, Olap@Work and Next Action Technology. The consolidated financial statements of the Company include goodwill and intangible assets, and the amortization thereof, related to these acquisitions.

6.	Goodwill and Other Intangible Assets
      In accordance with FAS 142, the Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2004. No subsequent events or changes in circumstances, including but not

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
limited to an adverse change in market capitalization, occurred prior to December 31, 2004 that caused the Company to complete a full impairment analysis.
      The change in the carrying amount of goodwill was as follows (in thousands):

	December 31,

	2004	2003

Balance, beginning of the year	$1,051,111	$75,416
Add: Goodwill acquired or adjusted during the year (note 5)	16,567	978,017
Reduction in carrying value of Acta goodwill related to savings from early termination of lease	—	(2,741)
Impact of currency fluctuations on goodwill	16	419

Balance, end of the year	$1,067,694	$1,051,111

      During December 2003, the Company recorded $978.0 million of goodwill related to the Crystal Decisions Acquisition. At the date of the Crystal Decisions Acquisition, the purchase price allocation was preliminary. With the exception of items related to years subject to tax audit, any adjustments to the purchase price allocation were completed at December 31, 2004. During 2004, there was a $16.4 million increase to goodwill related to adjustments for the Crystal Decisions Acquisition. This increase was the result of changes in estimates of balances that existed at the date of the Crystal Decisions Acquisition consisting mainly of: a $15.4 million increase in income taxes payable and other related tax balances, a $1.1 million decrease to account for adjustments to the restructuring liability, and a $2.1 million increase for the change in estimate of various liabilities including the estimate for direct transaction costs.
      During 2002, the Company acquired Acta Technology resulting in $61.6 million of goodwill. During 2004, goodwill increased by approximately $0.2 million associated with changes in the valuation allowance on Acta non-operating loss carryforwards. During 2003, the Company reduced the carrying value of the goodwill recorded on the acquisition of Acta by $2.7 million to reflect a reduction in estimated future minimum lease payments for the property previously occupied by Acta.
      Other intangible assets, at cost, consisted of the following (in thousands):

	December 31,

	2004	2003

Employment contracts	$7,434	$7,434
Developed technology	109,882	102,151
Maintenance and support contracts	46,440	46,440
Trade names	6,909	6,377

Total other intangible assets	170,665	162,402
Accumulated amortization	(46,066)	(13,259)

Other intangible assets, net	$124,599	$149,143

      Certain intangible assets are held by the Company’s foreign subsidiaries in local currencies and are revalued at each reporting period which may result in a higher or lower cost base than originally recorded. There were no additions or impairment of intangible assets during 2004 with the entire increase in the cost attributable to currency revaluations.
      The total intangible amortization expense was $30.8 million, $4.3 million, and $3.4 million for 2004, 2003 and 2002, respectively. Employment contracts were amortized over periods ranging from one to three years and were amortized to the statements of income based on the department of employee under employment

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
contracts. These assets were fully amortized at December 31, 2003. Developed technology and maintenance and support contracts are amortized to cost of revenues over their estimated useful lives, which is generally five years. Amortization of $20.3 million and $2.9 million was included in cost of net license fees for 2004 and 2003, respectively. Amortization of $9.3 million and $1.3 million was included in cost of services revenues for 2004 and 2003, respectively. Trade names are amortized to general and administrative expenses over their estimated useful lives, which is five years. Other intangible assets are classified as net of related amortization on the consolidated balance sheets.
      The estimated amortization expense for the next four years related to other intangible assets is estimated to be as follows, with no amortization expense currently expected in 2009. The estimated amortization expense is presented in dollars based on exchange rates in effect at December 31, 2004 and does not take into account the future foreign exchange fluctuations in amortization expense for foreign-owned intangible assets.

(In thousands)

2005	$32,537
2006	$32,537
2007	$31,057
2008	$28,468

Total	$124,599

7.	Commitments and Contingencies

Commitments
      The Company leases its facilities and certain equipment under operating leases that expire at various times through 2020. Future minimum lease payments under non-cancelable operating leases which the Company has entered into, net of sublease income and excluding lease commitments accrued as part of the Crystal Decisions Acquisition facilities shutdown accrual as described in Note 14, are as follows.

(In thousands)

2005	$38,027
2006	34,327
2007	32,424
2008	31,086
2009	25,880
Thereafter	83,560

Total	$245,304

      The actual amount of rent expense which will be charged to the statements of income in future periods will depend on the exchange rates in effect at the time the expense is incurred. Rent expense, net of sublease income, under all operating leases was $37.8 million, $26.9 million and $22.8 million for 2004, 2003 and 2002, respectively. Sublease income totaled $1.8 million, $2.7 million and $3.3 million for 2004, 2003 and 2002, respectively. The total future minimum sublease rental income estimated to be earned under all non-cancelable subleases at December 31, 2004 was $1.5 million, $0.2 million and $0.2 million for 2005, 2006 and 2007, respectively.
      The Company leases certain facilities under operating leases that contain free rent periods and or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as accrued rent and is included in

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
other current liabilities and as long-term accrued rent. The total liability for accrued rent was $6.9 million and $5.4 million at December 31, 2004 and 2003, respectively. The Company’s obligations under its San Jose, California lease facility are collateralized by letters of credit totaling $7.0 million. The letters of credit are renewable and are secured by restricted cash.

Legal matters
      On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed on the Company’s U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7i. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and seeks an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On August 29, 2003, the Court ruled that the Company’s patent was not literally infringed and that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the lower Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to claim 4 of the Company’s patent. As a result, a trial date is expected to be set for later in 2005 or early 2006. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.
      On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleged that the Company’s software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the Court informed the parties that the Court was of the opinion that summary judgment should be granted in the Company’s favor as to non infringement of MicroStrategy’s U.S. Patent No. 6,260,050 and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The Company expects a ruling by the Court of Appeals later in 2005 or early 2006.
      In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Company expects a ruling by the Court of Appeals later in 2005 or early 2006.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties are currently engaged in extensive discovery and trial is scheduled to start on November 7, 2005. The Company is vigorously defending the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on the Company’s liquidity, financial position or results of operations.
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
      In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court of Justice claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place on various dates between January 29, 2004 and March 9, 2004. On August 3, 2004, the United Kingdom High Court of Justice granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. An application has been made for permission to appeal the orders of August 3, 2004 granting the anti-suit injunction. Vedatech has since submitted a supplemental request that its application be heard before a panel of three judges. The outcome of the application is not yet known.
      Although the Company believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is without merit, the outcome cannot be determined at this time. If the mediated settlement were to be set aside an ultimate damage award could adversely affect the Company’s financial position, liquidity and results of operations.
      On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17,

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
2002, Informatica filed an amended complaint alleging that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The Company has answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August 16, 2004 trial date previously set and a new trial date will probably not likely be set until the Court issues its claim construction order. The Company is vigorously defending the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on the Company’s liquidity, financial position or results of operations.
      Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against the Company and certain of its current and former officers and directors. The complaints have been consolidated into the Northern District of California and a consolidated amended compliant has been filed. The complaint alleged violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in the Company’s American depositary receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaint alleged that during that Class Period, the Company and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, the Company’s acquisition of Crystal Decisions, its Enterprise 6 product and the Company’s forecasts and financial results for the three months ended March 31, 2004. The actions are in the early stages and the Company and other defendants have moved to dismiss the complaint. The Company intends vigorously to contest these actions. The Company is unable to predict the outcome of these actions, however, were an unfavorable outcome to arise, such outcome could have a material adverse effect on the Company’s liquidity, financial position or results of operations.
      On July 23, 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of the Company’s current and former officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. The derivative complaints alleged violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaints are based on the same facts and events alleged in the purported class action. The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. The matter is in its very early stage. Defendants have moved to dismiss the action. The Company intends vigorously to contest these actions, but is unable to predict the outcome of these actions.
      The Company is also involved in various other legal proceedings in the ordinary course of business in addition to the items discussed above, none of which is believed to be material to its financial condition and results of operations. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. No provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.

8.	Shareholders’ Equity

Ordinary Shares, Treasury Shares and Business Objects Option LLC Shares
      At December 31, 2004, there were 92.2 million issued and outstanding shares, which included 3.1 million shares which are held by the Company in treasury. The treasury shares are included in the caption “Treasury and Business Objects Option LLC Shares” on the statement of shareholders’ equity. The Company has not retired the treasury shares, and in accordance with French law, they are considered outstanding. At December 31, 2004, there were 95.9 million issued shares. The difference of approximately 3.7 million shares represents those shares issued by the Company in connection with the Crystal Decisions Acquisition which are

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
currently held by the Company’s indirectly, wholly owned subsidiary, Business Objects Option LLC, which are also included in the same caption as treasury shares.

Stock Repurchase Programs
      On June 10, 2004, the shareholders approved a share repurchase program under which the Board of Directors is authorized to purchase a maximum of 8.4 million of the Company’s ordinary shares with a nominal value of €0.10 per share, at a maximum purchase price of €35.00 per share (excluding costs) or its U.S. dollar equivalent. The maximum amount of funds dedicated to this share repurchase program cannot exceed €250.0 million or its U.S. dollar equivalent. The authorization specified that the total number of treasury shares shall not exceed 10% of the Company’s issued share capital. The authorization further specified that the total number of treasury shares to be cancelled over a 24-month period shall not exceed 10% of the Company’s outstanding share capital. This authorization, which superceded the authorization approved by shareholders on May 15, 2003, is valid for 18 months and will expire on December 10, 2005. On August 20, 2004, the Company’s Board of Directors approved a share repurchase of up to 2.0 million ordinary shares or ADSs at or below €25.00 per share. During August 2004, the Company repurchased 1.0 million of its ordinary shares under this program. The total U.S. dollar equivalent purchase price was approximately $19.3 million with the average share price at purchase of €15.91.
      On May 15, 2003, the shareholders approved a share repurchase program under which the Board of Directors was authorized to repurchase a maximum of 5.0 million of the Company’s ordinary shares at a maximum purchase price of €25.00 per share with the aggregate purchase price not to exceed €75 million or its U.S. dollar equivalent. This authorization, which superceded the authorization approved by shareholders on June 5, 2002, was valid for 18 months and expired on November 15, 2004. On May 14, 2004, the Company’s Board of Directors approved a share repurchase of up to 3.5 million ordinary shares at or below €25.00 per share in accordance with a share repurchase program authorized by shareholders on May 15, 2003. During May 2004, the Company repurchased 1.0 million of its ordinary shares under this program. The total U.S. dollar equivalent purchase price was approximately $21.0 million with the average share price at purchase of €17.51.
      On June 5, 2002, the shareholders of the Company approved a share repurchase program under which the Board of Directors was authorized to repurchase a maximum of 2.0 million of the Company’s ordinary shares at a maximum purchase price of €70.00 per share. On September 29, 2002, the Board of Directors authorized the repurchase of up to $50.0 million or the euro equivalent of the Company’s ordinary shares. Under this authorization, the Company had the option to repurchase up to 2.0 million of its ordinary shares at a price not exceeding €20.00 per share. During November 2002, the Company repurchased 250,000 of its ordinary shares. The total U.S. dollar equivalent purchase price was approximately $4.1 million with the average share price at purchase of €16.34.

Stock Option Exchange Programs

2002 Stock Option Exchange Program
      On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “2002 French Offer”) and the other to eligible international employees, including employees in the U.S. (the “2002 International Offer”). Pursuant to the terms and conditions of each offer, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of €30.00 per share or higher granted under the Company’s 1999 and 2001 Stock Option Plans, as amended. In exchange new stock options were granted on May 22, 2003 equal to the amount obtained by multiplying the number of shares to which a benefit had been renounced by the applicable exchange percentage. If an eligible employee renounced the right to the benefit of any one option, the employee was

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
required to renounce the right to the benefit of all stock options granted to the employee during the six-month plus one day period prior to the commencement of the offer regardless of the stock options exercise price.
      Both offers expired on November 19, 2002. In total, the Company accepted for cancellation stock options to subscribe to approximately 2.8 million ordinary shares and granted an aggregate of approximately 1.0 million new stock options. Pursuant to the 2002 International Offer, the Company accepted for cancellation stock options to subscribe to approximately 2.5 million ordinary shares and granted approximately 0.9 million new stock options with an exercise price of €17.30 per share, except for Italian-based employees who received new stock options with an exercise price of €19.32 per share in accordance with the terms of the exchange agreement. Pursuant to the 2002 French Offer, the Company accepted for cancellation stock options to subscribe to 0.3 million ordinary shares and granted 0.1 million new stock options with an exercise price of €18.39 per share. All grants were made either at or above fair market value of the ordinary shares on the date of grant.
      The new stock options granted under the 2002 International Offer retained the vesting schedule of the old stock options they replaced. The new stock options granted under the 2002 French Offer retained substantially the same vesting schedule as the old stock options, except that the new stock options did not become exercisable until one year following the date of grant of the new stock options, or May 22, 2004.
      The offers were not available to: (i) the Company’s officers who were also members of the Board of Directors; (ii) former employees; and (iii) any of the Company’s employees resident in Sweden and Switzerland. In addition, new stock options were not granted to individuals who were not employees of the Company as of the grant date of the new stock options.

Dividend Rights
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
      The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its issued share capital. This legal reserve is funded by the transfer of at least 5% of the Company’s net income per year to such legal reserve, capped by the amount equal to 10% of the aggregate nominal value of issued share capital. The legal reserve balance was $1.3 million and $1.2 million as of December 31, 2004 and 2003, respectively, and represents a component of retained earnings in the balance sheet. The legal reserve is distributable only upon the liquidation of the Company. The Company’s bylaws also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the ordinary general meeting of shareholders. The Company currently does not have any special purpose reserves.

Liquidation Rights
      In the event that the Company is liquidated, the assets of the Company remaining after payment of debts, liquidation expenses and all remaining obligations will be distributed first to repay in full the capital of any outstanding shares. The surplus, if any, will then be distributed pro rata among the shareholders in proportion

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
to the nominal value of their share holdings and subject to special rights granted to holders of priority shares, if any.

Preemptive Subscription Rights
      Under French corporate law, shareholders generally have preemptive rights to subscribe for additional shares issued by the Company for cash on a pro rata basis. Shareholders may waive such preemptive subscription rights at an extraordinary general meeting of shareholders under certain circumstances. Preemptive subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offer of shares.

Unearned Compensation
      In conjunction with the assumption of unvested stock options held by former Crystal Decisions’ optionees, the Company recorded $19.8 million of unearned compensation as part of shareholders’ equity. At December 31, 2004, this balance had decreased to $8.1 million from $18.4 million at December 31, 2003 as a result of: (i) charges of $6.7 million and $0.6 million, respectively, to the statements of income as stock-based compensation expense in 2004 and 2003; and (ii) a charge against unearned compensation of $3.6 million in 2004 and $0.8 million in 2003 to account for the forfeiture of unvested stock options. This unearned stock-based compensation will be amortized as stock-based compensation expense on a straight-line basis over the remaining vesting period of the options. The remaining balance of unearned compensation on adoption of FAS 123R will be reversed against unearned compensation and no further deferred compensation will be charged to the statements of income from this source.

Stock Based Compensation Plans
      The Company grants stock options and provides employees the right to purchase its shares pursuant to shareholder approved stock option and employee stock purchase plans. The Company also issues share warrants to its nonemployee directors.
      The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by APB 25 and related interpretations. All stock options granted and warrants issued had an exercise price equal to at least the fair market value of the underlying ordinary shares on the date of grant.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

Stock Option Plans
      A summary of the Company’s stock option activity, as described following the tables, is summarized as follows, excluding warrant activity. The stock options available for grant information at December 31, 2004 reflects only stock options available under the 2001 Stock Incentive Plan (the “2001 Plan”) as no other stock option plan currently provides for the grant of additional stock options.

		Options Outstanding

			Weighted
	Options		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balance at December 31, 2001	2,931,765	10,446,999	€30.10
Granted	(3,147,045)	3,147,045	€32.89
Canceled	4,370,894	(4,502,626)	€40.72
Exercised	—	(1,066,222)	€10.58

Balance at December 31, 2002	4,155,614	8,025,196	€27.83

Shares reserved	3,212,729	—	—
Granted	(4,968,271)	4,968,271	€22.16
Options assumed in Crystal Decisions Acquisition	—	6,306,939	€13.12
Canceled	1,077,901	(1,214,343)	€34.31
Exercised	—	(1,893,522)	€10.78

Balance at December 31, 2003	3,477,973	16,192,541	€21.87

Granted	(3,178,057)	3,178,057	€20.95
Canceled	1,711,794	(3,167,735)	€26.67
Options expired under the 1999 Plan	(54,992)	—	—
Exercised	—	(2,678,298)	€9.70

Balance at December 31, 2004	1,956,718	13,524,565	€22.36

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the status of the Company’s outstanding and exercisable stock options at December 31, 2004:

Options Outstanding

		Weighted		Exercisable Options
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices in Euro	Shares	(in years)	Price in Euros	Shares	Price in Euros

€2.36 — 6.76	431,966	2.8	4.05	431,966	4.05
€6.77 — 12.96	2,794,738	5.7	9.35	2,278,486	9.06
€12.97 — 18.14	3,335,575	8.6	16.48	983,680	15.99
€18.15 — 25.92	3,291,555	8.3	23.55	1,045,675	22.18
€25.93 — 27.03	6,800	9.1	26.67	—	—
€27.04 — 33.79	1,420,728	8.0	29.54	521,546	30.04
€33.80 — 54.06	1,642,777	5.9	38.72	1,434,129	38.55
€54.07 — 60.82	313,310	5.0	54.93	309,342	54.93
€60.83 — 67.58	287,116	5.4	66.35	287,116	66.35

	13,524,565	7.2	22.36	7,291,940	23.08

      General Stock Option Terms. The Company determines the price at which stock options are granted in accordance with French regulations applicable to companies listed on the Eurolist by Euronext (previously the Premier Marché) of Euronext Paris S.A. and also in accordance with U.S. laws and accounting standards. The Company’s 2001 Plan provides and the 1999 Stock Option Plan (the “1999 Plan”) provided that the option price set by the Board of Directors may not be less than the higher of: (i) 100% of the closing price as reported on the Euronext Paris S.A. stock exchange on the last trading day prior to the date of grant; or (ii) 80% of the average of the fair market value on such market over the twenty trading days immediately preceding the grant date.
      The 2001 Plan and the 1999 Plan are intended to qualify as incentive stock option plans within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting schedule of stock option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The stock options granted under the 2001 Plan and 1999 Plan are exercisable up to 10 years from the date of grant (other than stock options granted to employees in the United Kingdom and Ireland, which have a contractual life of seven years less one day).
      In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period (four years for stock options granted after May 2000) following the grant of the option. Currently, for stock options issued to France-based employees after January 1, 1997, holders of such stock options are not permitted to sell or dispose of their shares within five years of the date of grant (four years for stock options granted after May 2000) and, therefore, no social charges should be due on these stock options. Certain stock options previously issued by Crystal Decisions to France-based employees allow for exercise within four years of the date of grant, and therefore, social charges may be due on these stock options should the employee exercise within four years. No liability had been assessed by the Company at December 31, 2004 or 2003.
      2001 Stock Incentive Plan. During February 2001, the shareholders of the Company approved a stock option plan in the form of an “evergreen plan” pursuant to which the Board of Directors was authorized to

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
issue stock options corresponding to 3.45 million shares, plus an annual increase to be added on June 30 of each year beginning in 2002 equal to the lesser of (i) 4.5 million shares; (ii) 5% of the total shares of the Company on such date; or (iii) a lesser amount determined by the Board. During 2003, the Company’s Board of Directors authorized and reserved approximately 3.2 million additional shares under the 2001 Plan. On December 11, 2003, the shareholders approved the amendment of the terms of the 2001 Plan and authorized the Board of Directors to increase annually, on one or more occasions, the number of shares of the Company that may be subscribed for or purchased upon the exercise of stock options granted pursuant to the 2001 Plan, within the limit of the lowest of the following amounts: (i) 6.5 million shares with nominal value of €0.10 each per share; (ii) the number of shares corresponding to 5% of the total number of the Company’s ordinary shares outstanding as of June 30; or (iii) any lesser amount as determined by the Board of Directors.
      During 2004, the Board of Directors amended the 2001 Stock Option Plan to rename it the “2001 Stock Incentive Plan.” In addition, in June 2004, the shareholders approved the adoption of the Subsidiary Stock Incentive Sub-Plan as a sub-plan under the Company’s 2001 Stock Incentive Plan (the “2001 Sub-Plan”). The 2001 Sub-Plan provides for the grant of restricted or performance shares. The shareholders approved that stock awards granted under this Sub-Plan were restricted to a maximum of 2.5 million shares, limited by the total number of stock awards under the 2001 Plan. The Company had not granted any stock awards under the 2001 Sub-Plan at December 31, 2004.
      1999 Stock Option Plan. During May 1999, the shareholders of the Company approved the 1999 Plan pursuant to which the Board of Directors were authorized to issue stock options corresponding to 2.625 million shares.
      During June 2000, the shareholders approved the reservation of an additional 4.5 million shares for issuance under the 1999 Plan. In May 2004, the remaining stock options, which were authorized but unissued under the 1999 Plan, expired.
      Business Objects Americas 1999 Stock Option Plan. During December 2003, Business Objects assumed the as-converted outstanding stock options of former Crystal Decisions’ optionees which were granted under the Crystal Decisions 1999 Stock Option Plan. The former Crystal Decisions 1999 Plan now exists as part of Business Objects and is hereafter known as the BOSA 1999 Plan. The grant agreements under this plan continue to be in force with all terms of the previous grant agreements remaining unchanged. The Company did not assume any authorized but ungranted stock options under the Crystal Decisions 1999 Plan and may not regrant any stock options from forfeited stock options.
      An aggregate of approximately 6.3 million ordinary shares were issued to Business Objects Option LLC. As Business Objects Option LLC is an indirectly, wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights until such time as the option holders exercise their stock options. From December 11, 2003 to December 31, 2004, optionees exercised approximately 2.6 million of these stock options. If any of the 6.3 million ordinary shares are not needed to satisfy obligations under outstanding stock options, the Company has the right to sell such shares on the open market or use them for other corporate purposes.
      With the exception of stock options outstanding under the BOSA 1999 Plan, all stock options granted by the Company are for ordinary shares and are priced in euros. The assumed BOSA 1999 Plan stock options are for ADSs, which until exercise are held by Business Objects Option LLC, with the exercise price for these stated in U.S. dollars. Where the preceding tables reference outstanding options, the options outstanding under the BOSA 1999 Plan are included and converted from the U.S. dollar denominated amount to euros at the calculated weighted average exchange rate for the year.
      While the Company’s 1994 Stock Option Plan expired in 1999, approximately 0.9 million stock options remain outstanding and exercisable under this plan with contractual lives ending between 2005 and July 2009.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      Warrants. As detailed below, warrants to purchase an aggregate of 382,500 shares were outstanding as of December 31, 2004 at exercise prices ranging from €17.04 to €57.97 per share with a weighted average exercise price of €22.37 per share for all outstanding warrants and a weighted average exercise price of €17.51 for warrants issued in 2004. There were 135,000 warrants vested and exercisable of the total outstanding at December 31, 2004. As a result of director departures in the three months ended December 31, 2004, warrants to purchase 37,500 shares will expire before March 31, 2005 if the warrants are not exercised. Warrants expire on the earlier of five years from the issue date or 90 days after the date the director vacates their position.
      On June 10, 2004, the Company’s shareholders approved the issuance of warrants to eight directors to purchase an aggregate of 300,000 shares. On June 15, 2004, the Board of Directors issued these warrants at an exercise price of €17.04 per share. The warrants vest at rates of either: 33.33% per year on July 1, 2004, June 1, 2005 and 2006; 33.33% per year on June 1, 2005, 2006 and 2007; or 50% per year on July 1, 2004 and June 1, 2005, as the case may be. As of December 31, 2004, 255,000 warrants were outstanding, 45,000 warrants were vested and exercisable, and 45,000 of unvested warrants had been cancelled due to the departure of a director.
      On December 11, 2003, the Company’s shareholders approved the issuance of warrants to a director to purchase 15,000 shares. On January 27, 2004, the Board of Directors issued these warrants at an exercise price of €26.95 per share. The warrants vest at a rate of 33.33% per year on June 1, 2004, 2005 and 2006. As of December 31, 2004, all warrants were outstanding and 5,000 were vested and exercisable.
      On July 22, 2003, the Company’s Board of Directors authorized the issuance of warrants to three directors to purchase an aggregate of 45,000 shares at an exercise price of €19.45 per share. The warrants for two of the directors vest at the rate of 33.33% per year on June 1, 2004, 2005 and 2006. The warrants for the other director vest at a rate of 50% per year on June 1, 2004 and 2005. As of December 31, 2004, all warrants were outstanding and 17,500 were vested and exercisable.
      On June 12, 2001, the Company’s shareholders approved the issuance of warrants to three directors to purchase an aggregate of 45,000 shares at an exercise price of €36.13 per share. The warrants vested at the rate of 33.33% per year on June 1, 2002, 2003 and 2004. As of December 31, 2004, all warrants were outstanding and exercisable. On February 17, 2005, 15,000 of these warrants expired unexercised due to the departure of a director from the Company.
      On February 6, 2001, the Company’s shareholders approved the issuance of warrants to a director to purchase 22,500 shares at an exercise price of €57.97 per share. The warrants vested at the rate of 33.33% per year on May 1, 2001, 2002 and 2003. As of December 31, 2004, all 22,500 warrants were outstanding and exercisable; however, these warrants will expire on March 31, 2005 if not exercised due to the departure of a director from the Company.
      Employee Stock Purchase Plans. The Company has two International Employee Stock Purchase Plans intended to qualify under the provisions of Sections 421 and 423 of the U.S. Internal Revenue Code of 1986, as amended. These plans include the 1995 International Employee Stock Purchase Plan (“1995 IESPP”) and the 2004 International Employee Stock Purchase Plan (“2004 IESPP”). Under the terms of these plans, employees may contribute via payroll deductions up to 10% of their eligible compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. During 2004, 2003 and 2002, respectively, the Company issued approximately 293,000, 273,600 and 278,300 shares to employees pursuant to the 1995 IESPP. The Company’s shareholders periodically approve the issuance of additional shares to the total pool. For the 1995 IESPP, 325,000 shares were authorized in June 2004, with approximately 582,000 shares remaining available for issuance under the plan as of December 31, 2004. For the 2004 IESPP, 475,000 shares were authorized in June 2004 and all shares remain available for issuance under the plan at December 31, 2004.
      In addition, the Company also has an Employee Stock Purchase Plan available to the Company’s French employees (the “French Plan”), who are excluded from participating in the International Employee Stock

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
Purchase Plans. The French plan is part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. All full-time French employees who have completed at least three months of service are eligible to contribute up to 25% of their pre-tax earnings to the French Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase the Company’s shares during a set six-month period before the end of the offering period. The Company does not match Employee Savings Plan contributions. During 2004, 2003 and 2002, respectively, the Company issued approximately 82,700, 114,900 and 109,200 shares to employees pursuant to the French Plan. The Company’s shareholders periodically approve the issuance of additional shares to the total pool; 100,000 additional shares were authorized in June 2004. There are approximately 192,600 shares remaining available for issuance under the French Plan at December 31, 2004.

Pro forma Effect of Stock-based Compensation
      The Company has elected to measure compensation expense for its compensation plans using the intrinsic value method prescribed by APB 25 and related interpretations. Pro forma information regarding net income and net income per share is required by FAS 123, as modified by FAS 148, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair-value based method of FAS 123. See Note 1 under the caption “Accounting for Stock-based Compensation.” For purposes of the pro forma disclosure, management estimates fair value using the Black-Scholes option valuation model as further described in Note 1.
      The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted under the stock option plans and warrants issued during the following years were as follows. The Company did not change its valuation method, assumptions, or calculation method in 2004.

	Year Ended December 31,

	2004	2003	2002

Expected life of employee stock options and warrants (in years)	3.0	3.0	3.0
Volatility	59%	71%	71%
Risk-free interest rate	2.7%	2.2%	3.2%
Dividend yields	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period and warrants issued during the period	$11.16	$12.34	$11.15
      The weighted average assumptions used and the resulting estimates of weighted average fair value of shares issued under the Employee Stock Purchase Plans during the following years were as follows:

	Year Ended December 31,

	2004	2003	2002

Expected life of employee stock purchase plans (in months)	6.0	6.0	6.0
Volatility	51%	67%	71%
Risk-free interest rate	1.0%	1.5%	2.5%
Dividend yields	0%	0%	0%
Weighted average fair value of shares under employee stock purchase plans issued during the period	$7.09	$4.59	$8.38

9.	Employer Sponsored Employee Savings Plans
      French corporate law requires the Company to provide for and contribute to a Legal Profit Sharing Plan (the “Legal Plan”) for substantially all of the employees of its French entity. Contributions under the Legal Plan are based on a formula prescribed by French law and are based on the achievement of certain goals

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
established by the Board of Directors. In addition, employees of the Company’s French entity may receive contributions from a separate statutory profit sharing plan sponsored by the Company. Contributions made under this statutory plan are reduced by contributions required to be made under the Legal Plan. The Company accrued for contributions in the aggregate of $6.3 million for 2004, $5.8 million for 2003 and $3.9 million for 2002.
      The Company’s U.S. subsidiary has a defined contribution 401(k) Plan covering substantially all of its U.S. employees. Participants may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the U.S. Internal Revenue Service. The Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $2,000 per year per person, subject to a three-year vesting schedule. Company matching contributions to the 401(k) Plan totaled approximately $1.3 million in 2004, $0.8 million in 2003 and $0.7 million in 2002.
      The Company’s Canadian subsidiary has a registered retirement savings plan (“RRSP”) covering substantially all of its Canadian employees. Participants may contribute up to a maximum annual amount as set periodically by the Canadian Customs and Revenue Agency. The Company matches employee contributions at a rate of Cdn $0.50 for each Canadian dollar contributed up to a maximum of Cdn $2,500 per year per person or 6% of their annual salary, whichever is less. Company matching contributions to the RRSP totaled approximately Cdn $2.1 million in 2004. No material matching contributions were made in 2003 or 2002.
      The Company’s U.S. subsidiary has a nonqualified Deferred Compensation Plan which permits eligible officers and employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses each year. The Company does not contribute to the Deferred Compensation Plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. The asset is held by the Company in a rabbi trust, which is subject to the claims of the general creditors of the Company. The trust’s assets, consisting of an investment in a variable universal life insurance policy backed by insurance dedicated mutual funds, totaled $3.8 million and $3.3 million at December 31, 2004 and 2003, respectively, and was classified as short-term investments in accordance with FAS 115. The Deferred Compensation Plan does not allow participants to invest the deferred compensation in the Company’s ordinary shares or ADSs. The liability under the Deferred Compensation Plan was approximately $4.5 million and $4.0 million at December 31, 2004 and 2003, respectively, and is included in other current liabilities. Changes to the fair value of the obligation to reflect the amount owed to the employee are adjusted through a corresponding charge to compensation expense. Changes to the fair value of the asset are charged to other income and were not material in total during any of 2004, 2003 or 2002. The difference between the asset and the liability amount represents the unfunded portion of the liability.

Pension Plans and Termination Indemnities
      The Company has one pension plan (the “French Pension Plan”) which is accounted for in accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”). The French Pension Plan is managed by a third party financial institution and aside from the net liability due to fund the benefit obligation, the asset and total benefit obligation are not included on the balance sheet. In December 2003, the FASB issued FAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit — an amendment of FASB Statements No. 87, 88 and 106” (“FAS 132R”). FAS 132R did not change the measurement or recognition provisions for pensions and other postretirement benefits set forth under FAS 132, but instead expanded employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. The Company has determined that one pension plan meets the scope of FAS 132R; however, it is not material to the Company’s financial position or operating results and thus limited disclosures of the pension plan are described below.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

French Pension Plan
      French law requires the Company to provide for the payment of a lump sum retirement indemnity to French employees based upon years of service and compensation levels at retirement under the French Pension Plan. Benefits do not vest prior to retirement. The Company’s benefit obligation was approximately $1.2 million and $1.0 million as of December 31, 2004 and 2003, respectively. The increase in the balance is the result of increases to the obligation for service and interest cost, adjusted by the actuarial valuation and impacted overall by the translation of this foreign denominated obligation to U.S. dollars. The benefit obligation is calculated as the present value of estimated future benefits to be paid, using the following assumptions: (a) Retirement age: 62 years; (b) Discount rate: 5.5%; and (c) Rate of compensation increase: 4%. There were no employee contributions made related to the French Pension Plan. The Company made contributions on the behalf of employees of $0.1 million in 2004, $0.6 million in 2003 and $0.5 million in 2002, which were recorded as compensation expense in the statements of income.
      The French Pension Plan assets are held in equity instruments and for 2004 are nominally in excess of the benefit obligation. For 2003, the assets represented approximately 70% of the total benefit obligation due to the timing of payment of employer contributions. Under the arrangement with the third party, payments of indemnity amounts in the future are paid to employees directly by the Company, as funded by the third party financial institution.

Italian Indemnity
      The Company provides for a termination indemnity for Italian employees whereby a specified amount, as required by Italian law, is accrued as a liability for future payment to employees on termination of employment with a corresponding charge to compensation expense in the period of accrual. At December 31, 2004 and 2003, respectively, the balance of approximately $2.2 million and $1.8 million is recorded as other current liabilities on the consolidated balance sheet. The Company made employer contributions of $0.7 million, $0.6 million and $0.5 million in 2004, 2003 and 2002, respectively.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

10.	Net Income Per Ordinary Share and ADS
      The following table sets forth the computation of basic and diluted net income per ordinary share and ADS (in thousands, except per ordinary share and ADS data):

	Year Ended December 31,

	2004	2003	2002

Basic net income per share:
Numerator:
Net income	$47,123	$22,562	$40,580

Denominator:
Weighed average ordinary shares and ADSs outstanding — basic	88,748	64,584	61,888

Net income per ordinary share and ADS — basic	$0.53	$0.35	$0.66

Diluted net income per share:
Numerator:
Net income	$47,123	$22,562	$40,580

Denominator:
Weighed average ordinary shares and ADSs outstanding — basic	88,748	64,584	61,888
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock option and purchase plans and warrants (treasury stock method)	2,329	1,584	2,045

Weighted average ordinary shares and ADSs outstanding — diluted	91,077	66,168	63,933

Net income per ordinary share and ADS — diluted	$0.52	$0.34	$0.63

      In December 2003, the Company issued approximately 23.3 million ordinary shares as partial consideration for the Crystal Decisions Acquisition. In addition, during December 2003, the Company assumed stock options to acquire approximately 6.3 million of ordinary shares or ADSs on the exercise of stock options by former Crystal Decisions’ optionees. For 2004, 2003 and 2002, respectively, approximately 2.7 million, 1.9 million and 1.1 million shares were issued or become outstanding on the exercise of stock options under all stock option plans or were issued under employee stock purchase plans. Included in these totals for 2004 and 2003, respectively, are ADSs acquired of approximately 2.0 million and 0.6 million on exercise by former Crystal Decisions’ optionees.
      For 2004, 2003 and 2002, respectively, 6.6 million, 4.7 million and 4.5 million ordinary shares or ADSs were excluded from the calculation of diluted net income per share and ADS because they were anti-dilutive.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

11.	Interest and Other Income (Expense), Net
      Interest and other income (expense), net primarily represents net interest income, patent infringement settlement income, net gains or losses resulting from foreign currency exchange rate changes and other income (loss), net. The following table sets forth information regarding the Company’s interest and other income (expense), net (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net interest income	$3,696	$7,142	$7,679
Patent infringement settlement income
Cognos payments, net of litigation expenses	3,500	7,000	10,361
Brio payments	—	—	1,500
Net exchange losses	(11,587)	(406)	(710)
Other income (loss), net	171	598	129

Total interest and other income (expense), net	$(4,220)	$14,334	$18,959

      During May 2002, the Company entered into an agreement in settlement of its patent infringement lawsuit against Cognos, Inc. and Cognos Corporation (collectively “Cognos”). Under the terms of the agreement, Cognos licensed the rights to the Company’s technology under U.S. Patent No. 5,555,403 in exchange for payments totaling $24.0 million. The license covers both past and future use of the Company’s technology. A $10.0 million first installment representing past use was received during June 2002, net of $3.1 million of related legal expense. The remaining 14 million balance represented future use of our technology and was paid in eight quarterly installments of $1.75 million each commencing in the quarter ended September 30, 2002. There are no further payments required or expected.
      As of September 1999, the Company entered into an agreement in settlement of its patent infringement lawsuit against Brio Software Inc. (“Brio”). As part of this settlement, the Company dismissed its pending lawsuit involving U.S. Patent No. 5,555,403 and Brio dismissed its pending lawsuit related to U.S. Patent No. 5,915,257, with Brio agreeing to pay the Company $10.0 million, payable in quarterly installments of $1.0 million commencing on September 30, 1999. The full $10.0 million was received before December 31, 2002.
      The Company operates largely in the U.S., Europe and Canada and during the course of 2004, the currency exchange rates between the U.S. dollar, the euro, and the Canadian dollar fluctuated significantly. The Company is generally naturally hedged at an operating income level as levels of foreign currency revenues and expenses are generally equal with the exception of our Canadian subsidiary. During 2004, the majority of the net exchange losses were the result of year-end revaluation of assets and the strengthening of the euro compared to the U.S. dollar. The 2004 net exchange losses balance also included losses related to mark-to-market adjustments on large intercompany loans between the Company and its consolidated subsidiaries before the Company had adopted its strategy to hedge intercompany loans and mitigate its exposure to these currency variations. Since April 2004, the Company used forward contracts to mitigate the impact on the statements of income by matching the mark-to-market adjustments on the forward contracts to the gains or losses on revaluation of intercompany loans.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

12.	Income Taxes
      Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

France	$21,418	$21,612	$40,969
Rest of world	56,114	31,919	25,706

Total	$77,532	$53,531	$66,675

      The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
France	$5,867	$21,202	$16,595
Rest of world	26,717	69,347	12,520

Total current	$32,584	$90,549	$29,115

Deferred:
France	$2,702	$(15,867)	$(2,933)
Rest of world	(4,877)	(43,713)	(87)

Total deferred	$(2,175)	$(59,580)	$(3,020)

Total	$30,409	$30,969	$26,095

      Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company’s incentive stock option plan reduced taxes currently payable as shown above by approximately $8.8 million, $18.0 million and $3.6 million during 2004, 2003 and 2002, respectively. Such benefits were credited to additional paid-in capital when realized.
      A reconciliation of income taxes computed at the French statutory rate (35.4% in 2004, 2003 and 2002) to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Income tax provision computed at the French statutory rate	$27,470	$18,966	$23,623
Non-deductible acquired in-process technology	—	9,963	709
Operating losses not utilized	—	667	289
Income at higher (lower) tax rates	(6,808)	255	96
Research and development tax credits	(3,911)	(3,595)	(1,046)
Net expense on intercompany transfers of intellectual property	11,761	—	—
Other individually immaterial items	1,897	4,713	2,424

Total	$30,409	$30,969	$26,095

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      Deferred taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$33,014	$27,332
Cognos settlement	—	1,630
Deferred revenues	478	4,310
Accrued bonuses and compensation	17,839	13,482
Amortization of intangible assets	9,396	13,611
Accrued rent	1,581	1,248
Prepaid expenses	—	13,205
Depreciation	6,151	6,995
Other, including reserves and accruals not currently deductible	13,097	9,472

Total deferred tax assets	81,556	91,285
Valuation allowance	(59,994)	(49,265)

Total deferred tax assets	$21,562	$42,020

Deferred tax liabilities:
Intangible assets	$(13,221)	$(16,759)
Items eliminated in purchase accounting	(184)	(8,672)
Other, including individually immaterial items	(5,386)	(2,676)

Total deferred tax liabilities	(18,791)	(28,107)

Net deferred tax assets(1)	$2,771	$13,913

(1)	At December 31, 2004, balance sheet classification includes: $8.3 million in current deferred tax assets, $2.1 million in long-term deferred tax assets and offset by $7.6 million of long-term deferred tax liabilities. At December 31, 2003, balance sheet classification includes: $0.3 million in current deferred tax assets, $18.0 million in long-term deferred tax assets and offset by $4.3 million of current deferred tax liabilities included in accrued expenses and other liabilities.
      The valuation allowance for deferred tax assets increased by $10.7 million in 2004 and decreased by $5.4 million in 2003. Of the valuation allowance, $25.8 million is attributable to stock options, the benefit of which will be credited to additional paid-in capital when realized. The remaining $34.2 million of the valuation allowance is attributable to acquired deferred tax assets from Crystal Decisions and Acta, the eventual realization of which will be credited to goodwill.
      At December 31, 2004, the Company has U.S. federal and state net operating loss carryforwards of approximately $102.0 million and $15.9 million, respectively. These net operating loss carryforwards will expire at various times from 2018 through 2034 if not utilized. The Company’s future ability to utilize the net operating loss carryforwards of Acta and Crystal Decisions, which are subject to limitation under the Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended, approximate $63.8 million and $7.8 million, respectively, of the federal total.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      As a matter of course, the Company is regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company establishes reserves when, despite the Company’s belief that its tax return positions are appropriate and supportable under local tax law, the Company believes certain positions are likely to be challenged and that it may not succeed in realizing the tax benefit. The Company evaluates these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. The Company believes its tax positions comply with applicable tax law and that it has adequately provided for any known tax contingencies.
      At December 31, 2004, the Company had not recognized a deferred tax liability on $280.6 million of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

13.	Financial, Segment and Geographic Information
      Financial. For the 20-day period following the Crystal Decisions Acquisition on December 11, 2003, Crystal Decisions revenues and operating income were $26.5 million and $7.4 million, respectively, prior to charges for acquired in-process technology, amortization of acquired intangible assets and deferred stock-based compensation expense, integration and restructuring costs. The Company has reported these amounts separately, because the information was directly available. Commencing in 2004, the Company does not have discrete financial information regarding the former Crystal Decisions operations.
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

	Year Ended December 31,

	2004	2003	2002

Business Intelligence Platform(1)	$427,181	$235,539	$219,195
Enterprise Analytic Applications	28,026	25,754	20,899
Data Integration	18,166	13,968	3,861

Total net license fees	$473,373	$275,261	$243,955

(1)	Includes Crystal Decisions’ products for 2004 and from December 12, 2003 to December 31, 2003.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      Geography. Operations outside of France consist principally of sales, marketing, finance, customer support and research and development activities. The following is a summary of total revenues by major geographic location including country of domicile (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenues:
France	$85,942	$72,088	$53,752
Americas, including Canada and Latin America	453,292	241,911	212,874
Rest of Europe, Middle East and Africa	311,746	201,627	158,628
Asia Pacific, including Japan	74,651	45,199	29,545

Total revenues	$925,631	$560,825	$454,799

      The following is a summary of total long-lived assets by major geographic location (in thousands):

	December 31,

	2004	2003

Long-lived assets:
France	$53,394	$24,336
Americas, including Canada and Latin America	1,148,410	1,145,449
Rest of Europe, Middle East and Africa	99,433	122,624
Asia Pacific, including Japan	6,472	6,087

Total long-lived assets	$1,307,709	$1,298,496

14.	Business Restructuring Charges

Acquisition-related Restructuring Liabilities

Crystal Decisions Acquisition
      In December 2003, prior to the Crystal Decisions Acquisition, management began to assess and formulate a plan to restructure the combined operations to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure. The Board of Directors and management approved and committed the Company to the plan shortly after the completion of the Crystal Decisions Acquisition. The plan consisted primarily of the involuntary termination of employees and the exit of certain facilities.

Restructuring Costs Expensed Related to Pre-acquisition Business Objects
      During the three months ended December 31, 2003, accrued restructuring costs of $7.8 million related to the pre-acquisition Business Objects organization were expensed in accordance with FAS 146. The charge consisted of estimated severance and other related benefit costs for 159 employees across all functions worldwide. During 2004, the Company paid severance and other related benefits of $7.0 million to 134 employees. Of the remaining 25 employees originally included as part of the restructuring plan, the Company anticipates that there will be no further terminations under this plan. The remaining liability balance relates to employee severance and other payments for 20 employees that will be paid to employees previously terminated on extended payment terms.
      In addition to the $7.8 million of restructuring charges expensed in the three months ended December 31, 2003, the Company incurred approximately $2.2 million of additional charges for 2004 that primarily related to costs incurred on the exit of eight facilities. The remaining liability relates to the exit of five facilities

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
completed prior to December 31, 2004, which are either pending settlement or have been subleased for the duration of the lease periods.
      The balances of accrued restructuring charges associated with Business Objects employees and facilities exits prior to the Crystal Decisions Acquisition were as follows at December 31, 2004 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total

Restructuring charges at December 2003	$7,782	$—	$7,782
Non-cash charges	(332)	—	(332)
Impact of foreign currency exchange rates on translation of accrual	302	—	302

Balance at December 31, 2003	$7,752	$—	$7,752

Adjustment to restructuring charges accrued during 2004 included as restructuring costs	(85)	2,254	2,169
Cash payments during 2004	(6,970)	(849)	(7,819)
Impact of foreign currency exchange rates on translation of accrual	166	(44)	122

Balance at December 31, 2004	$863	$1,361	$2,224

Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition
      Restructuring costs of $13.5 million related to Crystal Decisions ($10.8 million related to employee severance and $2.7 million related to facilities) were accounted for under EITF 95-3. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Crystal Decisions.
      The charge of $10.8 million related primarily to employee severance and other related benefits for 194 employees across all functions worldwide. The Company paid benefits of approximately $10.1 million to 159 employees across all regions as at December 31, 2004, with $9.0 million of this amount paid in 2004. In executing the restructuring plan the Company reduced the number of planned employee terminations by approximately 34 employees which resulted in the reduction of approximately $0.6 million to the restructuring liability and goodwill balances. The remaining liability as of December 31, 2004 reflects employee severance for one employee and the Company expects to pay the remaining restructuring liability in the six months ended June 30, 2005. There were no significant additional terminations associated with this restructuring plan.
      The restructuring charge to abandon facilities of $2.7 million at December 31, 2003, related to estimated costs for future minimum lease payments associated with the planned closure of 11 facilities, net of estimated sublease income to be earned on these premises. At December 31, 2004, all identified facilities had been vacated by the Company, with two locations still under lease. These locations have been subleased and have lease terms extending to 2008. During 2004, the Company paid $1.6 million of minimum lease payments and settlement costs, net of sublease income of less than $0.1 million.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      The balances of accrued restructuring charges capitalized as a cost of the Crystal Decisions Acquisition were as follows at December 31, 2004 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total

Restructuring charge at December 2003	$10,780	$2,745	$13,525
Cash payments during 2003	(1,136)	—	(1,136)

Balance at December 31, 2003	$9,644	$2,745	$12,389

Cash payments during 2004	(8,960)	(1,646)	(10,606)
Adjustments to the original plan	(598)	(454)	(1,052)
Impact of foreign currency exchange rates on translation of accrual	48	115	163

Balance at December 31, 2004	$134	$760	$894

Acta Technology, Inc. Acquisition
      In August 2002, the management and Board of Directors of Acta initiated and approved plans to restructure Acta’s operations immediately prior to the Company’s acquisition of Acta and recorded approximately $13.5 million of restructuring costs in connection with restructuring the pre-acquisition Acta organization, which were accounted for under EITF 95-3 and recorded as liabilities assumed as part of the purchase price allocation.
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
      The charge for lease abandonment of $7.9 million, represented total future minimum lease payments and settlement costs due through 2007, net of projected sublease income of $4.2 million for Acta’s Mountain View, California headquarters and other smaller European offices. In 2003, of the $7.9 million liability, $2.7 million of the accrual was reversed to goodwill based on an agreement to terminate the lease in California. The remaining accrual at December 31, 2004 and 2003 represented estimated future minimum lease payments and related settlement costs for Acta’s former U.K. facility to the end of 2005.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      The balances of accrued restructuring charges were capitalized as a cost of acquisition and were as follows at December 31, 2004 (in thousands):

		Lease
	Employee	Abandonment
	Severance and	and Write-off
	Other Related	of Property and
	Benefits	Equipment	Total

Restructuring charge at August 2002	$4,381	$9,146	$13,527
Cash payments during 2002	(4,381)	(1,108)	(5,489)
Non-cash charges	—	(1,220)	(1,220)

Balance at December 31, 2002	$—	$6,818	$6,818

Net cash payments during 2003	—	(3,400)	(3,400)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	—	(2,741)	(2,741)

Balance at December 31, 2003	$—	$677	$677

Cash payments during 2004	—	(391)	(391)
Impact of foreign currency exchange rates on translation of accrual	—	38	38

Balance at December 31, 2004	$—	$324	$324

15.	Escrows Payable and Restricted Cash
      Escrows payable and restricted cash consisted of the following (in thousands):

	December 31,

	Escrows Payable		Restricted Cash

	2004	2003	2004	2003

Non-interest bearing notes issued in connection with the purchase of Acta, subject to indemnification obligations	$6,379	$9,310	$6,379	$9,310
Bonuses to former Acta employees, subject to indemnification obligations	275	418	275	418
Cash subject to withdrawal restrictions related to overdraft credit facility and foreign exchange forward trading line	—	—	—	2,035
Cash subject to withdrawal restrictions on deposit of security for bonuses to be paid to Acta employees, subject to employment related contingencies	—	—	353	526
Cash subject to withdrawal restrictions on deposit	—	—	7,036	6,954

Total balances — current	$6,654	$9,728	$14,043	$19,243

      The Company held an aggregate of $6.7 million and $9.7 million at December 31, 2004 and 2003, respectively, in escrows payable related to its August 2002 purchase of Acta, which were secured by restricted cash. These amounts are subject to indemnification obligations and were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved at December 31, 2004.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
      In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The remaining balance will be distributed once all claims related to the Informatica action are resolved. The escrow agreement provides that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. At December 31, 2004, the Company had incurred $2.1 million of costs associated with defending its position against Informatica, which the Company will be eligible to claim against the remaining amount in escrow.
      During April 2004, the Company entered into a Pledge and Security Agreement, as amended on July 28, 2004, pursuant to which a bank provided foreign exchange contract services to the Company. The Company was required to hold a balance equal to 10% of the aggregate amount of all foreign exchange contracts entered into with the bank. During the year, the Company transferred $33.3 million to the bank, which was reduced to $21.1 million at September 30, 2004. In December 2004, this Pledge and Security Agreement was cancelled and replaced with an uncollateralized foreign exchange facility. The cash restriction was removed and all restricted cash was released. The Company also maintained restricted cash with another bank to support an overdraft credit facility and foreign exchange forward trading line related to cash management arrangements for its Canadian subsidiary. This overdraft credit facility, which was secured by a $2.0 million deposit, was replaced by a corporate guarantee of the Company in December 2004 and the restricted cash was released.

16.	Credit Agreement
      On December 8, 2004, Business Objects entered into an unsecured credit facility (the “Credit Agreement”) which terminates on December 2, 2005. The Credit Agreement provides for up to €100 million which can be drawn in euros, U.S. dollars or Canadian dollars. The Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan for the purpose of acquiring companies and/or for medium- and long-term financings. The Credit Agreement restricts certain of the Company’s activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed. This Credit Agreement replaces a credit agreement dated November 25, 2003 for €60 million that expired on November 25, 2004, at which time there were no borrowings outstanding.
      Pursuant to the Credit Agreement, the amount available is reduced by the aggregate of all outstanding drawings. Drawings are limited to advances in duration of 10 days to 12 months and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. The line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. At December 31, 2004, there were no balances outstanding against this Credit Agreement.

17.	Accounting for and Disclosure of Guarantees
      Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities including rent payments, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company; and (iii) agreements under which the Company

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)
indemnifies customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obliged to make significant payments for these obligations, and as such no liabilities aside from detailed following were recorded for these obligations on its balance sheet as of December 31, 2004 and December 31, 2003. The Company carries coverage under certain insurance policies to protect themselves in the case of any unexpected liability; however, this coverage may not be sufficient.
      As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements. This guarantee replaces the requirement for a restricted cash deposit of $2.0 million which was placed with a bank. At December 31, 2004 there were no outstanding contracts under this arrangement and thus no related liability.
      Product Warranties. The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days but may vary depending upon the country in which the product is sold. For those customers purchasing maintenance contracts, the warranty is extended for the period during which the software remains under maintenance. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims, if any. Due to extensive product testing, the short time between product shipments and the detection and correction of product failures, no history of material warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.
      Environmental Liabilities. The Company engages in the development, marketing and distribution of software, and has never had an environmental related claim. As such, the likelihood of incurring a material loss related to environmental indemnifications is remote and the Company is unable to reasonably estimate the amount of any unknown or future claim. As a result, the Company has not recorded any liability in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).
      Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at December 31, 2004 or 2003 did not represent material liabilities. These liabilities were not associated with the Crystal Decisions restructuring plan.

Business Objects S.A.
Notes to Consolidated Financial Statements — (Continued)

18.	Supplemental Financial Information (Unaudited) — Selected Quarterly Data
      The following table presents unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2004. This information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results of any future period, especially the results prior to 2004 due to the Crystal Decisions Acquisition.

	Three Months Ended

	Dec. 31,	Sept 30,	June 30,	Mar. 31,	Dec. 31,	Sept 30,	June 30,	Mar. 31,
	2004(1)	2004(1)	2004(1)	2004(1)	2003(2)	2003	2003	2003

	(In thousands, except per share data)
Total revenues	$266,688	$219,470	$222,238	$217,235	$184,203	$129,112	$128,987	$118,523
Gross margin	212,597	169,883	174,823	167,923	154,388	106,422	107,423	97,636
Acquired in-process technology	—	—	—	—	27,966	—	—	—
Restructuring costs	677	—	1,492	—	7,782	—	—	—
Income from operations	37,505	16,635	18,285	9,327	329	13,418	14,984	10,466
Net income (loss)	$21,346	$11,029	$11,488	$3,260	$(8,604)	$10,827	$11,527	$8,812

Net income (loss) per share and ADS — basic	$0.24	$0.12	$0.13	$0.04	$(0.12)	$0.17	$0.18	$0.14

Net income (loss) per share and ADS — diluted	$0.24	$0.12	$0.13	$0.04	$(0.12)	$0.17	$0.18	$0.14

(1)	The three-month periods ended in 2004, include amortization of intangible assets related to the Crystal Decisions Acquisition of $27.1 million for the year, or approximately $6.8 million per quarter. In addition, approximately $6.7 million of stock-based compensation expense was recorded in 2004 related to unearned compensation realized in the year.

(2)	The three-months ended December 31, 2003 includes the consolidated results of operations for Crystal Decisions from December 12, 2003 to December 31, 2003. In accordance with FAS 141, the acquired in-process technology of $28.0 million relating to the Crystal Decisions Acquisition was written off in the three months ended December 31, 2003. Restructuring costs of $7.8 million were incurred by Business Objects during the three months ended December 31, 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Business Objects. Business Objects’ internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the fair presentation of published financial statements.
      There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
      Based on our assessment using those criteria, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective.
      Our independent registered public accounting firm audited management’s assessment, independently assessed the effectiveness of our internal control over financial reporting and issued an attestation report concurring with management’s assessment which appears on page 66 of this Annual Report on Form  10-K.
Changes in Internal Control over Financial Reporting
      During the quarter ended December 31, 2004, we implemented and enhanced the internal controls in our financial statement close process to ensure the timely preparation and review of account reconciliations, analyses and supporting documentation. These changes occurred in response to a reportable condition at December 31, 2003, we previously disclosed related to the operation of internal controls involving the untimely preparation and review of certain account reconciliations, analyses and supporting documentation.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information required by this item concerning our directors and executive officers is set forth in Part I of this Form 10-K in the section titled “Business — Directors and Executive Officers.”
      Information regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated herein by reference from the section titled, “Compliance with Section 16(a) of the Exchange Act” in our Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 (the “2005 Proxy Statement”).
      Information required by this item concerning the identification of our Audit Committee members and the Audit Committee Financial Expert is incorporated herein by reference from the section entitled “Board Meetings and Committees — The Audit Committee.”
      We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers which applies to our principal executive officer, unless we have both a Chief Executive Officer and a President, in which case it is applicable to both, our principal financial officer, our principal accounting officer, controller and divisional vice presidents of finance. We have also adopted a Code of Business Conduct and Ethics applicable to all our employees with the exception of our French employees. Finally, in order to comply with French law requirements, we have also adopted a Code of Business Conduct and Ethics for French Employees which applies to all our directors, officers and employees who are located in France. Our codes of ethics are publicly available on our website at www.businessobjects.com or are also available, without charge to you, upon written request made to us at 157/159 rue Anatole France, 92300 Levallois-Perret, France Attention: Legal Department. Any waiver or amendment to any of our codes of ethics pertaining to a member of our board or one of our executive officers will be disclosed on our website at www.businessobjects.com or in a report on Form 8-K filed with the SEC. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Item 11.	Executive Compensation
      Information required by this item concerning our directors and executive officers is incorporated by reference in our 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required by this item regarding security ownership of certain principal shareholders and management is incorporated by reference to the information set forth in the sections titled “Beneficial Share Ownership by Principal Shareholders and Management” in our 2005 Proxy Statement. Information required by this item concerning equity compensation plans is incorporated by reference to the information set forth in the section entitled “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      Information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Relationship with Independent Auditors” in our 2005 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Consolidated Financial Statements
      This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:
      (a)(2) Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts — Business Objects S.A.

	Year Ended December 31,

	2004	2003	2002

Allowance for doubtful accounts and distribution reserves:
Balance at beginning of year	$9,847	$2,891	$3,861
Acquired through acquisition	0	6,628	537
Charged to costs and expenses	5,352	1,102	(1,102)
Deductions and write-offs	(3,051)	(638)	(585)
Translation adjustments	387	(136)	180

Balance at end of year	$12,535	$9,847	$2,891

	Year Ended December 31,

	2004	2003	2002

Deferred Tax Asset, Valuation Allowance
Balance at beginning of year	$49,265	$54,615	$26,302
Additions charged to valuation allowance	17,576	7,573	31,139
Reductions from valuation allowance	(6,847)	(12,923)	(2,826)

Balance at end of year	$59,994	$49,265	$54,615

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits.
      The following exhibits are filed as part of this Form 10-K.

Exhibit No.	Description

10.24	French Employee Savings Plan, as amended December 16, 2004.
10.25.1	2001 Stock Incentive Plan, as amended and approved June 10, 2004 (English Translation).
10.25.2	2001 Stock Incentive Plan, as amended August 20, 2004 (English Translation).
10.25.3	2001 Subsidiary Stock Incentive Sub-Plan effective June 10, 2004.
10.62	2005 Executive Compensation Plan.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
      (b) Exhibits Incorporated by Reference

Exhibit
Number	Description

3.1*	Amended and Restated Bylaws of Business Objects S.A., as amended January 25, 2005 (English translation) is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on January 28, 2005 (File No. 000-24720).
4.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects S.A. and The Bank of New York, as Depositary and holder from time to time of ADSs issued thereunder and Exhibit A to the Deposit Agreement, is incorporated herein by reference to Exhibit 1 of our Registration Statement on Form F-6 filed with the SEC on October 15, 2003 (File No. 333-109712).
4.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects S.A., New SAC, CB Cayman and certain shareholders of New SAC, is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 17, 2003 (File No. 000-24720)).
10.3*†	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.4*†	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.5*†	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.6*	Summary, in English, of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation) is incorporated herein by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2000.
10.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2000.

Exhibit
Number	Description

10.23*†	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d)(1) of our Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10.24.1*†	1995 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.24.2 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004.
10.25*†	2001 Stock Option Plan, as amended December 11, 2003, is incorporated herein by reference to Exhibit 10.25.1 filed with our Annual Report on Form 10-K filed with the SEC on March 12, 2004.
10.26*†	Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 14, 2001.
10.27*†	Stock subscription warrant for Bernard Charlès dated October 30, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.28*†	Stock subscription warrant for Albert Eisenstat dated October 30, 2001, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.29*†	Stock subscription warrant for Arnold Silverman dated October 30, 2001, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.30*†	Agreement with each of the Company’s directors and senior management pursuant to which the Company agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).
10.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 99_3(ii) filed with our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2001.
10.32*†	Stock subscription warrant for Gerald Held dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.33*†	Stock subscription warrant for Jean-François Heitz dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.34*†	Stock subscription warrant for David Peterschmidt dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.35*	Agreement between Société Générale and Business Objects S.A. for a line of credit effective December 8, 2004 is incorporated herein by reference to Exhibit 10.35 filed with our Current Report on Form 8-K filed with the SEC on December 13, 2004.
10.36*†	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).
10.36.1*†	Crystal Decisions 1999 Stock Option Plan — Canadian Stock Option Agreement is incorporated herein by reference to Exhibit 10.1.1 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.36.2*†	Crystal Decisions 1999 Stock Option Plan — as amended August 13, 2001 (French Employees Only) is incorporated herein by reference to Exhibit 10.1.4 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.

Exhibit
Number	Description

10.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with the Seagate Technology International LLC Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.40*	Lease Agreement, dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc. incorporated herein by reference to Exhibit 10.10 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.40.1*	Amendment to Lease agreement, dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc. is incorporated herein by reference to Exhibit 10.10.1 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 27, 2001.
10.40.2*	Amended and Restated Lease Agreement, dated February 28, 2002, between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. is incorporated herein by reference to Exhibit 10.10.2 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10.44*	Employment Agreement, dated as of September 25, 2002, by and between Crystal Decisions Inc. and Jonathan Judge is incorporated herein by reference to Exhibit 10.17 filed with the Crystal Decisions Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002 (File No. 000-31859).
10.44.1*	Amendment No. 1 to Employment Agreement dated as of August 28, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Jonathan J. Judge is incorporated herein by reference to Exhibit 10.17.1 filed with the Crystal Decisions Registration Statement on Form S-1 filed with the SEC on September 3, 2003 (File No. 333-108479).
10.47*†	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Anthony L. Wind is incorporated herein by reference to Exhibit 10.25 filed with the Crystal Decisions Registration Statement on S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.48*†	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and William G. Gibson is incorporated herein by reference to Exhibit 10.26 filed with the Crystal Decisions Registration Statement on S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.49*†	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Andrew L. Handford is incorporated herein by reference to Exhibit 10.27 filed with the Crystal Decisions Registration Statement on S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.50*†	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Eric Patel is incorporated herein by reference to Exhibit 10.28 filed with the Crystal Decisions Registration Statement on Form S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10.51*	Pledge and Security Agreement dated April 28, 2004 between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51 of the Company’s Form 10-Q filed with the SEC on August 9, 2004.

Exhibit
Number	Description

10.51.1*	First Amendment to Pledge and Security Agreement dated July 28, 2004 between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51.1 of the Company’s Form 10-Q filed with the SEC on August 9, 2004
10.52*†	2004 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.52 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004.
10.53*†	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on May 13, 2004 (File No. 333-115768).
10.54*†	Stock Subscription Warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.55*†	Stock Subscription Warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.56*†	Stock Subscription Warrant for Bernard Charlès is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.57*†	Stock Subscription Warrant for Kurt Lauk is incorporated herein by reference to Exhibit 4.5 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.58*†	Stock Subscription Warrant for Gerald Held is incorporated herein by reference to Exhibit 4.6 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.59*†	Stock Subscription Warrant for Jean-François Heitz is incorporated herein by reference to Exhibit 4.7 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.60*†	Stock Subscription Warrant for David Peterschmidt is incorporated herein by reference to Exhibit 4.8 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.61*†	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.9 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).

*	Previously filed.

†	Management contracts or compensatory plans.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.

By:	/s/ Bernard Liautaud

Bernard Liautaud
Chairman of the Board and
Chief Executive Officer
Date: March 16, 2005
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Bernard Liautaud Bernard Liautaud	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ James R. Tolonen James R. Tolonen	Chief Financial Officer and Senior Group Vice President (Principal Financial and Accounting Officer)	March 16, 2005

Arnold Silverman	Director

/s/ Bernard Charlès Bernard Charlès	Director	March 16, 2005

/s/ Gerald Held Gerald Held	Director	March 16, 2005

/s/ David Peterschmidt David Peterschmidt	Director	March 16, 2005

/s/ Jean-François Heitz Jean-François Heitz	Director	March 16, 2005

/s/ David Roux David Roux	Director	March 16, 2005

Signature	Title	Date

/s/ Kurt Lauk Kurt Lauk	Director	March 16, 2005

/s/ Carl Pascarella Carl Pascarella	Director	March 16, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1*	Amended and Restated Bylaws of Business Objects S.A., as amended January 25, 2005 (English translation) is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on January 28, 2005 (File No. 000-24720).
4	.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects S.A. and The Bank of New York, as Depositary and holder from time to time of ADSs issued thereunder and Exhibit A to the Deposit Agreement, is incorporated herein by reference to Exhibit 1 of our Registration Statement on Form F-6 filed with the SEC on October 15, 2003 (File No. 333-109712).
4	.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects S.A., New SAC, CB Cayman and certain shareholders of New SAC, is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 17, 2003 (File No. 000-24720).
10	.3*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.4*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.5*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.6*	Summary, in English, of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation) is incorporated herein by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2000.
10	.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2000.
10	.23*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d)(1) of our Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10	.24+	French Employee Savings Plan, as amended, December 16, 2004.
10	.24.1*+	1995 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.24.2 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004.
10	.25*+	2001 Stock Option Plan, as amended December 11, 2003, is incorporated herein by reference to Exhibit 10.25.1 filed with our Annual Report on Form 10-K filed with the SEC on March 12, 2004.
10	.25.1+	2001 Stock Incentive Plan, as amended and approved June 10, 2004 (English Translation).
10	.25.2+	2001 Stock Incentive Plan, as amended August 20, 2004 (English Translation).
10	.25.3+	2001 Subsidiary Stock Incentive Sub-Plan effective June 10, 2004.
10	.26*+	Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 14, 2001.
10	.27*+	Stock subscription warrant for Bernard Charlès dated October 30, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).

Exhibit
Number		Description

10	.28*+	Stock subscription warrant for Albert Eisenstat dated October 30, 2001, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10	.29*+	Stock subscription warrant for Arnold Silverman dated October 30, 2001, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10	.30*+	Agreement with each of the Company’s directors and senior management pursuant to which the Company agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).
10	.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 99_3(ii) filed with our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2001.
10	.32*+	Stock subscription warrant for Gerald Held dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.33*+	Stock subscription warrant for Jean-François Heitz dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.34*+	Stock subscription warrant for David Peterschmidt dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.35*	Agreement between Société Générale and Business Objects S.A. for a line of credit effective December 8, 2004 is incorporated herein by reference to Exhibit 10.35 filed with our Current Report on Form 8-K filed with the SEC on December 13, 2004.
10	.36*+	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).
10	.36.1*+	Crystal Decisions 1999 Stock Option Plan — Canadian Stock Option Agreement is incorporated herein by reference to Exhibit 10.1.1 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10	.36.2*+	Crystal Decisions 1999 Stock Option Plan — as amended August 13, 2001 (French Employees Only) is incorporated herein by reference to Exhibit 10.1.4 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10	.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10	.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with the Seagate Technology International LLC Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).

Exhibit
Number		Description

10	.40*	Lease Agreement, dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc. incorporated herein by reference to Exhibit 10.10 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10	.40.1*	Amendment to Lease agreement, dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. and Seagate Software, Inc. is incorporated herein by reference to Exhibit 10.10.1 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 27, 2001.
10	.40.2*	Amended and Restated Lease Agreement, dated February 28, 2002, between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. is incorporated herein by reference to Exhibit 10.10.2 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10	.44*	Employment Agreement, dated as of September 25, 2002, by and between Crystal Decisions Inc. and Jonathan Judge is incorporated herein by reference to Exhibit 10.17 filed with the Crystal Decisions Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002 (File No. 000-31859).
10	.44.1*	Amendment No. 1 to Employment Agreement dated as of August 28, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Jonathan J. Judge is incorporated herein by reference to Exhibit 10.17.1 filed with the Crystal Decisions Registration Statement on Form S-1 filed with the SEC on September 3, 2003 (File No. 333-108479).
10	.47*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Anthony L. Wind is incorporated herein by reference to Exhibit 10.25 filed with the Crystal Decisions Registration Statement on S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10	.48*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and William G. Gibson is incorporated herein by reference to Exhibit 10.26 filed with the Crystal Decisions Registration Statement on S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10	.49*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Andrew L. Handford is incorporated herein by reference to Exhibit 10.27 filed with the Crystal Decisions Registration Statement on S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10	.50*+	Management Retention Agreement dated as of September 16, 2003 between Crystal Decisions, Inc., Seagate Software (Cayman) Holdings Corporation and Eric Patel is incorporated herein by reference to Exhibit 10.28 filed with the Crystal Decisions Registration Statement on Form S-1/A filed with the SEC on October 15, 2003 (File No. 333-108479).
10	.51*	Pledge and Security Agreement dated April 28, 2004 between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51 of the Company’s Form 10-Q filed with the SEC on August 9, 2004.
10	.51.1*	First Amendment to Pledge and Security Agreement dated July 28, 2004 between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51.1 of the Company’s Form 10-Q filed with the SEC on August 9, 2004
10	.52*+	2004 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.52 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004.
10	.53*+	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on May 13, 2004 (File No. 333-115768).
10	.54*+	Stock Subscription Warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).

Exhibit
Number		Description

10	.55*+	Stock Subscription Warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.56*+	Stock Subscription Warrant for Bernard Charlès is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.57*+	Stock Subscription Warrant for Kurt Lauk is incorporated herein by reference to Exhibit 4.5 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.58*+	Stock Subscription Warrant for Gerald Held is incorporated herein by reference to Exhibit 4.6 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.59*+	Stock Subscription Warrant for Jean-François Heitz is incorporated herein by reference to Exhibit 4.7 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.60*+	Stock Subscription Warrant for David Peterschmidt is incorporated herein by reference to Exhibit 4.8 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.61*+	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.9 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.62+	2005 Executive Compensation Plan.
21.1		List of Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Previously filed.

+	Management contracts or compensatory plans.