Form 10-Q
period 2005-03-31
BUSINESS OBJECTS S.A.
filed 2005-05-09
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of April 30, 2005, the number of issued ordinary shares was 96,380,063, €0.10 nominal value, (including 30,481,388 American depositary shares, each corresponding to one ordinary share, 3,067,675 treasury shares and 3,344,193 shares held by Business Objects Option LLC). As of April 30, 2005, we had issued and outstanding 93,035,870 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	56

SIGNATURES		57
EXHIBIT 10.21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 100.INS
EXHIBIT 100.SCH
EXHIBIT 100.PRE
EXHIBIT 100.LAB
EXHIBIT 100.CAL

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	March 31,	December 31,
	2005	2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374,530	$293,485
Restricted cash	14,049	14,043
Short-term investments	3,765	3,831
Accounts receivable, net	183,464	248,957
Deferred tax assets	7,187	8,328
Prepaid and other current assets	49,002	46,575

Total current assets	631,997	615,219

Goodwill	1,067,690	1,067,694
Other intangible assets, net	113,133	124,599
Property and equipment, net	62,647	64,053
Deposits and other assets	45,441	49,296
Long-term deferred tax assets	2,505	2,067

Total assets	$1,923,413	$1,922,928

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,558	$40,939
Accrued payroll and related expenses	62,563	84,918
Income taxes payable	78,351	85,000
Deferred revenues	205,134	194,366
Other current liabilities	73,702	83,544
Escrows payable	6,687	6,654

Total current liabilities	470,995	495,421
Other long-term liabilities	6,411	6,448
Long-term deferred revenues	4,954	6,316
Long-term deferred tax liabilities	5,189	7,599

Total liabilities	487,549	515,784

Commitments and contingencies

Shareholders’ equity:

Ordinary shares, €0.10 nominal value ($0.13 U.S. at March 31, 2005 and $0.14 at December 31, 2004): authorized 122,077 and 122,334; issued 96,349 and 95,922; issued and outstanding 92,971 and 92,220; respectively at March 31, 2005 and December 31, 2004.	10,409	10,312
Additional paid-in capital	1,179,290	1,167,336
Treasury and Business Objects Option LLC shares: 6,445 shares at March 31, 2005 and 6,769 shares at December 31, 2004	(53,335)	(53,335)
Retained earnings	264,726	249,720
Unearned compensation	(6,637)	(8,079)
Accumulated other comprehensive income	41,411	41,190

Total shareholders’ equity	1,435,864	1,407,144

Total liabilities and shareholders’ equity	$1,923,413	$1,922,928

See accompanying notes to Condensed Consolidated Financial Statements

(1) The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Revenues:
Net license fees	$115,151	$114,493
Services	133,624	102,742

Total revenues	248,775	217,235

Cost of revenues:
Net license fees	7,168	7,682
Services	51,381	41,630

Total cost of revenues	58,549	49,312

Gross profit	190,226	167,923

Operating expenses:
Sales and marketing	103,722	97,181
Research and development	40,274	39,703
General and administrative	24,813	21,712

Total operating expenses	168,809	158,596

Income from operations	21,417	9,327
Interest and other income (expense), net	4,400	(4,068)

Income before provision for income taxes	25,817	5,259
Provision for income taxes	(10,811)	(1,999)

Net income	$15,006	$3,260

Basic net income per ordinary share and ADS	$0.17	$0.04

Diluted net income per ordinary share and ADS	$0.16	$0.04

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	89,424	88,632

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	91,184	92,305

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Operating activities:
Net income	$15,006	$3,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,830	8,349
Amortization of other intangible assets	8,133	7,789
Stock-based compensation expense	1,217	2,077
Deferred income taxes	10	(16,280)
Tax benefits from employee stock plans	—	2,517
Changes in operating assets and liabilities:
Accounts receivable, net	61,048	5,218
Prepaid and other current assets	(3,286)	(11,053)
Deposits and other assets	3,736	(16,243)
Accounts payable	4,583	(4,401)
Accrued payroll and related expenses	(20,560)	(24,367)
Income taxes payable	(6,140)	16,021
Deferred revenues	12,513	29,709
Other liabilities	(9,777)	(4,745)
Short-term investments classified as trading	66	(268)

Net cash provided by (used in) operating activities	75,379	(2,417)

Investing activities:
Purchases of property and equipment	(7,480)	(7,666)

Net cash used in investing activities	(7,480)	(7,666)

Financing activities:
Issuance of shares	12,277	13,882
Other activities	27	5

Net cash provided by financing activities	12,304	13,887

Effect of foreign exchange rate changes on cash and cash equivalents	842	6,686
Net increase in cash and cash equivalents	81,045	10,490
Cash and cash equivalents, beginning of the period	293,485	235,380

Cash and cash equivalents, end of the period	$374,530	$245,870

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
March 31, 2005

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Business Objects S.A. (the “Company” or “Business Objects”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 16, 2005.

     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.

     On December 11, 2003, the Company acquired Crystal Decisions, Inc. (“Crystal Decisions”), and its majority stockholder, Seagate Software (Cayman) Holdings, for aggregate consideration of $1.2 billion consisting of $307.6 million of cash, approximately 23.3 million newly issued ordinary shares and American depositary shares (“ADSs”), and the fair value of approximately 6.3 million stock options assumed entitling holders to purchase approximately 6.3 million Business Objects’ ADSs. This transaction is referred to herein as the “Crystal Decisions Acquisition”.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, revenue recognition, valuation assumptions utilized in business combinations, restructuring accruals, impairment of goodwill and other intangible assets, contingencies and litigation, allowances for doubtful accounts, stock-based compensation and income and other taxes. Actual results could differ from those estimates.

Other Current Liabilities

     Other current liabilities include balances related to: accruals for sales, use and value added taxes, current portion of accrued rent, accrued professional fees, deferred compensation under the Company’s deferred compensation plan, payroll deductions from international employee stock purchase plan participants, current deferred tax liabilities, forward contract liabilities, and both acquisition and non-acquisition related restructuring liabilities, none of which individually account for more than five percent of total current liabilities.

Ordinary Shares, Treasury Shares and Business Objects Option LLC Shares

     At March 31, 2005, the difference between the 96.349 million issued ordinary shares and the 92.971 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represents the 3.378 million shares held by Business Objects Option LLC. Shares held by Business Objects Option LLC, which were issued by the Company in connection with the Crystal Decisions Acquisition, are not deemed to be outstanding, will not be entitled to voting rights, and will not be included in the calculation of net income per ordinary share and ADS until such time as the option holders exercise their options.

     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist of Euronext Paris S.A. and the ADSs are traded on the Nasdaq National Market. For the convenience of the reader in this document, net income (loss) per ordinary share and ADS will be referenced as net income (loss) per share, as applicable.

Significant Accounting Policies

Revenue Recognition

     The Company enters into arrangements for the sale of: (i) licenses of software products and related maintenance contracts; (ii) bundled license, maintenance and services; and (iii) services on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

     For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements, which in some cases may result in license revenues being amortized over the related maintenance term or the license term for a non-perpetual license.

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

     Services consist of maintenance, consulting and training. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and services revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether: (i) the services are available from other vendors; (ii) the services involve a significant degree of risk or unique acceptance criteria; and (iii) whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting and training services is based upon average daily rates. When the Company provides services only, typically the contracts are structured on a time and materials basis.

     For sales to resellers, value added resellers and system integrators (“partners”), the Company does not provide rights of return or price protection. The Company does not accept orders from these partners when the Company is aware that the partner does not have a purchase order from an end user. For sales to distributors that have a right of return, revenues are recognized as the products are sold to the distributor, net of reserves to approximate net sell-through. Some of the factors that are considered in determining the reserves include historical experience of returns received and the level of inventory in the distribution channels. The reserve reduces the revenues and the related accounts receivable. For sales to original equipment manufacturers (“OEMs”), revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection from the OEM is probable. Some OEM arrangements include the payment of an upfront arrangement fee, which is deferred and recognized ratably over the contractual period of distribution of the OEM or when the OEM reports sales that have occurred to an end user customer.

     Deferred revenues represent amounts under license and services arrangements for which the earnings process has not been completed. Deferred revenues relate primarily to maintenance contracts, which are amortized ratably to revenues over the term of the maintenance contracts. In addition, deferred revenues also include amounts under arrangements where there are unspecified future deliverables or where specified customer acceptance has not yet occurred.

Accounting for Stock-based Compensation

     The Company grants stock options to its employees pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock purchase plans. The Company also issues warrants to its nonemployee directors. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     The following table provides pro forma disclosures of the effect on net income and net income per share if the fair-value based method had been applied in measuring stock-based compensation expense. The fair-value based method is in accordance with FAS No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) which was amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148 sets forth the requirement to provide prominent disclosure of pro forma information regarding net income (loss) and net income (loss) per share as calculated under the provisions of FAS 123. For purposes of the pro forma disclosure, management estimates the fair value of stock-based compensation using the Black-Scholes option valuation model.

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share
	amounts)

Net income – as reported	$15,006	$3,260
Add: Amortization of stock-based compensation expense included in reported net income, net of tax related benefits of $465 and $789 for the three months ended March 31, 2005 and 2004	752	1,288
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of tax related benefits of $2,861 and $3,339 for the three months ended March 31, 2005 and 2004	(3,951)	(5,447)

Net income (loss) – pro forma	$11,807	$(899)

Net income per share – as reported
Basic	$0.17	$0.04

Diluted	$0.16	$0.04

Net income (loss) per share – pro forma
Basic	$0.13	$(0.01)

Diluted	$0.13	$(0.01)

     The amortization of stock-based compensation expense included in reported net income for the three months ended March 31, 2005 and March 31, 2004 represented amortization of unearned compensation related to stock options assumed in the Crystal Decisions Acquisition which were unvested at the time of the acquisition. Unearned compensation represented the difference between the exercise price of the options and the deemed fair value of the Company’s ordinary shares on the date the options were assumed, which is amortized over the original vesting period of the underlying stock options. Amortization of stock-based compensation expense was tax effected at the actual rates included in the computation of net income.

     The stock-based compensation expense determined under the fair-value based method, were tax effected at the effective tax rate for the applicable three month period, which was 42% for the three months ended March 31, 2005 and 38% for the three months ended March 31, 2004. The calculated tax benefit at the effective rate for the applicable three month period may not be equal to, and could vary materially from, the actual tax deduction that the Company will be entitled to receive for these expenses. This is the result of uncertainty about deductibility and timing of this deduction to reduce net income. If no tax deduction was available on pro forma stock-based compensation expense determined under the fair-value based method, basic and diluted pro forma net income (loss) per share would have been $0.10 and $(0.05) for the three months ended March 31, 2005 and 2004, respectively.

     There were no stock options granted or share warrants issued by the Company during the three months ended March 31, 2005. For stock options granted and share warrants issued during the three months ended March 31, 2004, a weighted average fair value of $13.69 was calculated based on weighted average assumptions which included: expected life of 3 years, volatility of 61%, risk-free interest rate of 2.3% and zero dividend yields.

     The weighted average assumptions used for the six-month offering periods ended below and the resulting estimates of the weighted average fair value of ordinary shares issued under employee stock purchase plans were as follows:

	March 31,	March 31,
	2005	2004
Expected life of shares issued under employee stock purchase plans (in months)	6.00	6.00
Volatility	42%	42%
Risk-free interest rate	1.9%	1.0%
Dividend yields	0%	0%
Weighted average fair value of shares issued under employee stock purchase plans during the period	$5.05	$6.51

Recent Pronouncements

     Share Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This final standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. On April 15, 2005, the SEC issued a final rule delaying the implementation of FAS 123R. FAS 123R is now effective for annual periods beginning after June 15, 2005 and for interim periods in the annual periods thereafter.

     The Company has determined that there will be a significant impact on its results of operations as the result of accounting for previously granted or issued stock-based awards in accordance with FAS 123R. Commencing with the three months ending March 31, 2006, a pro rata portion of the expense calculated under FAS 123R will be expensed to the statements of income over the remaining requisite service period for options (currently estimated at three years) and the remaining term of office for nonemployee director warrants (currently estimated at one and one-half years). Based on the calculation provisions of FAS 123R, the Company currently anticipates approximately $50 million in total pre-tax expenses associated with stock options and share warrants which existed at March 31, 2005 and are expected to be unvested at January 1, 2006. This cost estimate has been reduced from the cost estimate as of December 31, 2004 of approximately $72 million to reflect the six-month delay in implementation of FAS 123R, which effectively reduces the number of unvested options outstanding on which the expense will be calculated. The cost estimate was also reduced as the result of stock option and share warrant exercises and cancellations during the three months ended March 31, 2005 which resulted in fewer outstanding stock options and share warrants at March 31, 2005. This total estimated expense will be impacted by factors which may include, but are not limited to: (i) individuals leaving the Company who forfeit unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as the Company’s options were issued in euros (other than those assumed in the Crystal Decisions Acquisition) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after March 31, 2005.

     The transitional provisions of FAS 123R allow companies to select either a modified-prospective or modified-retrospective transition method which effectively dictates in which period the actual expense will be reported in the statements of income. The Company is in the process of determining which transitional method it will apply. In addition, the Company is in the process of determining the impact that FAS 123R will have on its cash flow from operations as a result of the change in the treatment of tax benefits. The Company cannot currently estimate the amount of stock-based compensation expense or the amount of associated tax benefit, if any, which will relate to stock-based awards granted or issued subsequent to March 31, 2005 and thereafter.

2.	Derivative Financial Instruments

     The Company accounts for derivatives in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended, and related interpretations. The Company’s derivative financial instruments are summarized in the table below.

	March 31, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
	Notional		Contract	Notional		Contract
	Amount		Rate (%)	Amount		Rate (%)
	(notional and fair value amounts in millions
	of noted currencies)
Forward contracts (1):
U.S. dollars against euros	US$	178.4	1.1944	US$	178.4	1.1944
Canadian dollars against euros	CAD$	9.9	1.6235	CAD$	9.9	1.6235
British pounds against euros		£25.3	0.6843		£25.3	0.6843

Option Contracts (2):
Canadian dollars against euros	CAD$	22.8	1.5870		—	—
Canadian dollars against U.S. dollars	CAD$	24.8	1.1995		—	—

U.S. dollar equivalent of fair value of forward contracts – (liability)	US$	(15.5)		US$	(25.8)
U.S. dollar equivalent of fair value of option contracts – asset	US$	0.4		US$	—

(1) In April 2004, the Company began to enter into various euro-denominated forward contracts to purchase U.S. dollars, Canadian dollars and British pounds at a future date to enable its Irish subsidiary to settle intercompany loan obligations in those currencies. The forward contracts held at March 31, 2005 and December 31, 2004 had maturity dates ranging from April to October 2005 that coincided with due dates of intercompany loan obligations. These forward contracts did not qualify for hedge accounting; therefore, the change in the fair value of each forward contract at each period-end was recorded in interest and other income (expense), net. The changes in the fair value of the forward contracts were materially offset by the revaluation of the intercompany loan obligations for the three months ended March 31, 2005.

(2) In January 2005, certain of the Company’s subsidiaries entered into contracts for the option to purchase Canadian dollars against the euro and the U.S. dollar in order to meet certain expense requirements of these subsidiaries. In accordance with FAS 133, these option contracts have been designated as cash flow hedges and qualify for hedge accounting. At March 31, 2005, the option contracts outstanding had maturity dates ranging from April to October 2005. The goal of entering into a cash flow hedge is to minimize the impact on expenses of exchange rate fluctuations over the contract period. At March 31, 2005, in accordance with hedge accounting, mark-to-market gains of approximately $0.4 million on the revaluation of these option contracts were recorded in accumulated other comprehensive income with a corresponding entry to the option contract asset. There was no charge to the statement of income for the three months ended March 31, 2005.

     To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. A hedge is considered effective if the expected amount, currency and timing of the cash flow hedge match anticipated cash outflows for which the cash flow hedge relates. Upon maturity or settlement of an option contract, hedge effectiveness is measured and the realized gain or loss attributable to the portion of the hedge which is determined to be effective is recorded in interest and other income (expense), net. In addition, the amount previously set up in accumulated other comprehensive income and the option contract asset or liability related to the previously unrealized portion of the exchange gain or loss is reversed. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the period of determination. No option contracts matured in the three months ended March 31, 2005. At March 31, 2005, the Company had assessed that the option contracts still matched probable future cash flows for Canadian dollar intercompany cash flows, and therefore, still met the criteria to be classified as cash flow hedges. On April 15, 2005, certain of the option contracts matured and were assessed to be effective.

3.	Accounts Receivable

     Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves of $12.5 million at March 31, 2005 and December 31, 2004. The allowance for doubtful accounts balance represented $8.0 million of the $12.5 million balance at March 31, 2005 and December 31, 2004.

4.	Goodwill and Other Intangible Assets

     The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2004. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization, occurred to March 31, 2005 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of March 31, 2005.

     The change in the carrying amount of goodwill was as follows (in thousands):

	March 31,	December 31,
	2005	2004
Balance, beginning of the year	$1,067,694	$1,051,111
Add: Goodwill acquired or adjusted during the period	—	16,567
Impact of foreign currency fluctuations on goodwill.	(4)	16

Balance, end of the period	$1,067,690	$1,067,694

     Other intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Developed technology	$105,654	$109,882
Maintenance and support contracts	46,440	46,440
Trade names	6,617	6,909

Total other intangible assets, at cost	$158,711	$163,231
Accumulated amortization on intangible assets	(45,578)	(38,632)

Other intangible assets, net	$113,133	$124,599

     Certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded. During the three months ended March 31, 2005, there were no additions or disposals of other intangible assets, with the entire change in cost attributable to currency revaluations.

     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally 5 years. Total intangible amortization expense was $8.1 million for the three months ended March 31, 2005 and $7.8 million for the three months ended March 31, 2004. Amortization of developed technology of $5.5 million was included in cost of net license fees for the three months ended March 31, 2005, compared to $5.2 million for the three months ended March 31, 2004. Amortization of maintenance and support contracts of $2.3 million was included in cost of services revenues for each of the three months ended March 31, 2005 and 2004. Amortization of trade names of $0.3 million was included in general and administrative expenses for each of the three months ended March 31, 2005 and 2004.

     The estimated future amortization expense on other intangible assets existing at March 31, 2005 is presented in U.S. dollars based on the March 31, 2005 period-end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

Remainder of 2005	$23,732
2006	31,630
2007	30,155
2008	27,616

Total	$113,133

5.	Net Income per Share

     The components of basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per
	share data)
Basic net income per share:
Numerator:
Net income	$15,006	$3,260

Denominator:
Weighted average ordinary shares and ADSs outstanding	89,424	88,632

Net income per share – basic	$0.17	$0.04

Diluted net income per share:
Numerator:
Net income	$15,006	$3,260

Denominator:
Weighted average ordinary shares and ADSs outstanding	89,424	88,632
Incremental ordinary shares and ADSs attributable to shares under employee stock option plans and share warrants (treasury stock method)	1,760	3,673

Weighted average ordinary shares and ADSs outstanding	91,184	92,305

Net income per share – diluted	$0.16	$0.04

     For the three months ended March 31, 2005, approximately 0.4 million stock options were exercised, of which approximately 0.3 million represented exercises of options held by Business Objects Option LLC. On March 31, 2005, approximately 0.3 million shares were issued to employees under employee stock purchase plans. At March 31, 2005 and 2004, respectively, 13.1 million and 16.4 million options and share warrants were outstanding in aggregate.

     For the three months ended March 31, 2005 and 2004, respectively, 6.6 million and 5.0 million outstanding options and share warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share because the options’ exercise price during the respective periods was greater than the average market price of the ordinary shares or ADSs and, therefore, the effect would have been anti-dilutive.

6.	Comprehensive Income

     Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three months ended March 31, 2005, the Company’s other comprehensive income consisted of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains on outstanding option contracts. For the three months ended March 31, 2004, other comprehensive income consisted solely of foreign currency translation adjustments.

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net income	$15,006	$3,260

Other comprehensive income:
Foreign currency translation adjustments	(136)	4,205
Unrealized gains on option contracts designated as cash flow hedges	357	—

Total comprehensive income	$15,227	$7,465

7.	Business Segment Information

     The Company has one reportable segment – business intelligence software products. The Company recognizes its net license fees from three product families: Business Intelligence Platform, Enterprise Performance Management Applications and Data Integration. The Company does not provide services revenues by product family as it does not manage its operations on this basis. The following table summarizes net license fees recognized from each product family (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Business Intelligence Platform	$100,909	$102,090
Enterprise Performance Management Applications	8,241	8,109
Data Integration	6,001	4,294

Total net license fees	$115,151	$114,493

     The following table summarizes the Company’s revenues by geographic region (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Americas, including Canada and Latin America	$118,025	$104,183
Europe, Middle East and Africa	111,218	96,401
Asia Pacific, including Japan	19,532	16,651

Total revenues	$248,775	$217,235

8.	Business Restructuring Charges

Crystal Decisions, Inc.

     In December 2003, prior to the Crystal Decisions Acquisition, management began to assess and formulate a plan to restructure the combined operations to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure. The Board of Directors and management approved and committed the Company to the plan shortly after the completion of the Crystal Decisions Acquisition. The plan consisted primarily of costs associated with the involuntary termination of certain employees and the exit of certain facilities.

Restructuring Costs Expensed Related to Pre-acquisition Business Objects

     In accordance with FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”), during the three months ended December 31, 2003, the Company accrued $7.8 million of costs related to employee severance and other related benefits. At December 31, 2004, the remaining liability balance of $0.9 million related to employee severance and other payments due to 20 previously terminated employees. The decrease in the liability of $6.9 million resulted from: (i) the payment of severance and benefits of approximately $7.0 million to 134 of the 159 employees who were part of the plan; (ii) a reduction in the liability of less than $0.1 million associated with a change in estimate of anticipated severance costs (which was charged to restructuring costs in the three months ended December 31, 2004); and (iii) an increase of approximately $0.2 million as a result of the impact of foreign currency exchange rates on translation of the accrual. At March 31, 2005, the remaining liability balance of $0.1 million related to payments due to eight employees which are expected to be paid before June 30, 2005. The decrease in the liability of $0.8 million in the three months ended March 31, 2005 resulted from (i) the payment of approximately $0.7 million of severance and benefits; and (ii) a reduction in the liability of less than $0.1 million associated with a change in estimate (which was charged to restructuring costs in the three months ended March 31, 2005). For presentation purposes, restructuring costs were consolidated into general and administrative expenses in the three months ended March 31, 2005.

     Commencing in the three months ended June 30, 2004, the Company recorded approximately $2.2 million of charges for 2004 related to costs incurred on the exit of eight facilities, of which approximately $0.8 million were paid in 2004, resulting in a liability balance of $1.4 million at December 31, 2004. At March 31, 2005, the remaining liability balance of $0.6 million related to costs associated with exiting three facilities. The decrease in the liability of $0.8 million in the three months ended March 31, 2005 primarily resulted from the payment of $0.7 million of exit costs. The remaining liability is expected to be paid on settlement of leases or over the course of the sub-lease.

Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition

     Restructuring costs of $13.5 million related to the Crystal Decisions Acquisition ($10.8 million related to employee severance and $2.7 million related to the cost to abandon facilities) were accounted for under EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at December 11, 2003.

     The charge of $10.8 million related to employee severance and other related benefits for 194 employees across all functions worldwide. There were no significant additional terminations associated with the restructuring plan. The Company paid severance and benefits of approximately $1.1 million to five employees during 2003. At March 31, 2005 and December 31, 2004, the remaining liability balance of $0.1 million related to employee severance due to one previously terminated employee. The decrease in the liability of $9.6 million resulted from: (i) the payment of severance and benefits of approximately $9.0 million to 154 of the 194 employees who were part of the plan; and (ii) a reduction in the liability of $0.6 million associated with the costs not incurred for 34 previously-planned terminations (which was charged to goodwill in the three months ended June 30, 2004). The remaining liability is expected to be paid before June 30, 2005.

     The restructuring charge to abandon facilities of $2.7 million at December 31, 2003 related to estimated costs for future minimum lease payments associated with the planned closure of 11 facilities, net of estimated sublease income to be earned on these premises. At March 31, 2005 and December 31, 2004, the remaining liability balance of $0.7 and $0.8 million, respectively, related to two facilities which the Company is subletting with lease terms extending through 2008. The remainder of the facilities identified as part of the plan had been vacated at December 31, 2004, and the remaining liability balance will be drawn down by net cash payments over the lease terms. The decrease in the liability of $1.9 million from December 31, 2003 to December 31, 2004 resulted from: (i) the payment of $1.6 million of minimum lease payments and settlement costs, net of sublease income of less than $0.1 million; (ii) a reduction in the liability of $0.4 million due to changes in the estimates of costs (which was charged to goodwill in the three months ended December 31, 2004); and (iii) an increase of approximately $0.1 million as a result of the impact of foreign currency exchange rates on translation of the accrual.

Other Acquisitions

     In 2002, the Company was also involved in other acquisition and non-acquisition related restructurings. There was not any material activity related to these restructurings since December 31, 2004. The balances at and activity to December 31, 2004 are presented in Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K report filed on March 16, 2005 with the SEC.

9.	Commitments and Contingencies

Legal matters

     On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed the Company’s U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7.0i. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and sought an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On August 29, 2003, the District Court ruled that the Company’s patent was not literally infringed and that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to a claim in U.S. Patent No. 5,555,403. The District Court is scheduled to hear summary judgment motions on May 27, 2005. As a result, a trial date is expected to be set for late 2005 or early 2006.

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleged that the Company’s software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the Court informed the parties that the Court was of the opinion that summary judgment should be granted in the Company’s favor as to non-infringement of MicroStrategy’s U.S. Patent No. 6,260,050 and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3,

2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The Company expects a ruling by the Court of Appeals in late 2005 or early 2006.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Company expects a ruling by the Court of Appeals in late 2005 or early 2006.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects Enterprise XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties are currently engaged in extensive discovery and trial which was scheduled to start on November 7, 2005 has been postponed to May 30, 2006. The Company is defending the action vigorously.

     In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The High Court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in Crystal Decisions’ consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into the High Court.

     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. The Company became a party to this action when it acquired Crystal Decisions. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English High Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place on various dates between January 29, 2004 and March 9, 2004. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made application to the High Court for permission to appeal the orders of August 3, 2004 granting the anti-suit injunction, along with orders which were issued on May 19, 2004. These applications for permission to appeal have been listed before a panel of three judges, with an appeal to follow should the applications for permission to appeal succeed. The hearing has been listed for July 6, 7, 11 and 12, 2005.

     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc (“Acta”). The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The Company has answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August 16, 2004 trial date previously set and a new trial date is not likely to be set until the Court issues its claim construction order. The Company is defending the action vigorously.

     Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against the Company and certain of its current and former officers and directors. The actions commenced in the courts for the Southern District of California and the Southern District of New York were transferred to the Northern District of California. All four actions were consolidated into one action in the Northern District of California and a consolidated amended compliant (“CAC”) was filed in January 2005 seeking unspecified damages. The CAC alleged violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in the Company’s American depositary receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaint alleged that during that Class Period, the Company and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, the Company’s acquisition of Crystal Decisions, its Enterprise 6 product and the Company’s forecasts and financial results for the three months ended March 31, 2004. The actions are in the early stages and, in February 2005, the Company and other defendants moved to dismiss the CAC. The Company intends vigorously to contest these actions.

     On July 23, 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of the Company’s current and former officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. The Company is named as a nominal defendant. The actions were consolidated into an action on August 16, 2004 and in September 2004, derivative plaintiffs filed a consolidated complaint. The complaint is based on the same facts and events alleged in the class action complaints and alleged violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment by certain of the Company’s current and former officers and directors.

The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. In December 2004, defendants filed a motion to dismiss the complaint. On April 28, 2005, plaintiffs voluntarily dismissed the case without prejudice and this matter is concluded.

     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. filed an action in the Superior Court for the State of California, County of Santa Clara against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. The parties are currently engaged in discovery. No trial date has been set. The Company intends vigorously to defend this action.

     On December 22, 2004 Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting.

     The Company is also involved in various other legal proceedings in the ordinary course of business in addition to the items discussed above, none of which is believed to be material to its results of operations, liquidity or financial condition at this time. In accordance with FAS No. 5, “Accounting for Contingencies”, when the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. No provision is made in the consolidated financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known. Unless otherwise noted, the Company cannot reasonably estimate at this time whether a monetary settlement will be reached or predict the outcome of these legal matters. Should an unfavorable outcome arise in any of these legal matters, there can be no assurance that such outcome would not have a material adverse affect on the Company’s results of operations, liquidity or financial position.

Commitments

     The Company leases its facilities and certain equipment under operating leases that expire at various times through 2020. At December 31, 2004, the Company estimated that the total future minimum lease payments under non-cancelable operating leases at $245.3 million in aggregate. During the three months ended March 31, 2005, the Company amended its lease agreement for its premises in Paris, France which resulted in an increase in the total commitment of approximately $13.8 million. The increase resulted from the 3-year term extension from the original termination date in July 2009 to July 2012, partially offset by a decrease in annual rent effective April 2005.

10.	Escrows Payable and Restricted Cash

     The Company held an aggregate of $6.7 million at March 31, 2005 and December 31, 2004 in escrows payable related to its August 2002 purchase of Acta, which were secured by restricted cash. These amounts are subject to indemnification obligations and were originally due to be released to the former Acta shareholders and employees in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which remained unresolved as of March 31, 2005. In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The remaining balance will be distributed once all claims related to the Informatica action are resolved. The escrow agreement provides that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. At March 31, 2005, the Company had incurred $2.2 million of costs to defend the Informatica case, which the Company believes are eligible to be paid from the remaining amount in escrow. The costs associated with defending the case were included in the prepaid and other current assets balance.

     In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $7.0 million. The letters of credit are renewable and are secured by restricted cash.

11.	Credit Agreement

     On December 8, 2004, Business Objects entered into an unsecured credit facility (the “Credit Agreement”) which terminates on December 2, 2005. The Credit Agreement provides for borrowings of up to €100 million which can be drawn in euros, U.S. dollars or Canadian dollars. The Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan for the purpose of acquiring companies and/or for medium- and long-term financings. The Credit Agreement restricts certain of the Company’s activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed. This Credit Agreement replaces a credit agreement dated November 25, 2003 for €60 million that expired on November 25, 2004, at which time there were no borrowings outstanding. At March 31, 2005 and December 31, 2004, there were no drawings against or balances due related to the new Credit Agreement.

     Pursuant to the Credit Agreement, the amount available will be reduced by the aggregate of all outstanding drawings. Drawings are limited to advances in duration of 10 days to 12 months and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest will be calculated dependent on the currency in which the draw originally occurs. The Credit Agreement is subject to a commitment fee on the available funds, payable on the first day of each quarter. The terms of the agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of €5 million, without penalty.

12.	Accounting for and Disclosure of Guarantees

     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, the Company has not recorded any associated obligations at March 31, 2005 or December 31, 2004. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.

     During the three months ended March 31, 2005, the Company entered into a guarantee agreement to guarantee the obligations of two subsidiaries to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with the bank. The guarantee, which provides for maximum liability coverage of $120 million, was approved by Board resolution on March 10, 2005 and executed thereafter. At March 31, 2005, there were three outstanding option contracts with the bank under this guarantee in the aggregate notional amount of Canadian $24.8 million. There was no liability related to these option contracts at March 31, 2005.

     In order to secure a cash management arrangement with a certain bank, the Company guaranteed the obligations of its Canadian subsidiary to fulfill their payment of all debts and liabilities to the bank. At March 31, 2005 and December 31, 2004, there were no outstanding amounts due to this bank and thus no related liability associated with this guarantee.

     Product Warranties. The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty claims based on historical activity. The Company has not recorded a warranty accrual to date as there is no history of material warranty claims and no significant warranty issues have been identified.

     Environmental Liabilities. The Company engages in the development, marketing and distribution of software, and has never had any environmental related claims. The Company believes the likelihood of incurring a material loss related to environmental indemnification is remote due to the nature of its operations. The Company is unable to reasonably estimate the amount of any unknown or future claim and as such has not recorded any liability in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

     Other Liabilities and Other Claims. The Company is liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, the Company measured and recorded the fair value of these obligations at March 31, 2005 and December 31, 2004 and such amounts were included in other current liabilities in the condensed consolidated balance sheets. These liabilities were not associated with the Crystal Decisions restructuring plan.

13.	Income Taxes

     The Company is subject to income taxes in numerous jurisdictions and the use of estimates is required in determining the Company’s provision for income taxes. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. Due to the Company’s size, it contemplates it will regularly be audited by tax authorities in many jurisdictions.

     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three months ended March 31, 2005, the Company recorded approximately $1.8 million of net charges which impacted the quarterly rate, of which a significant component was a change in estimate related to research and development tax credits and non-creditable withholding taxes. As a result of these charges, the Company’s effective tax rate for the three months ended March 31, 2005 was 42%. The effective tax rate for the three months ended March 31, 2004 was 38%.

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

Overview

     We are the world’s leading independent provider of Business Intelligence (“BI”) solutions. We develop, market and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. We believe that data provided by the use of a BI solution allows organizations to make better and more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries and reports, access catalogs of reports and do simple or complex analysis of data. We have one reportable segment – BI software products.

Key Performance Indicators

	Three Months Ended
(In millions, except for percentages and diluted net income per share)	March 31,
	2005	2004
Revenues	$248.8	$217.2
Growth in revenues (compared to prior year comparative period)	15%	83%
Income from operations	$21.4	$9.3
Income from operations as percentage of total revenues	9%	4%
Diluted net income per share	$0.16	$0.04

Results of Operations

     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percentage):

	Three Months Ended
	March 31,
	2005	2004
Net license fees	46%	53%
Services revenues	54	47

Total revenues	100	100

Cost of net license fees	3	4
Cost of services	21	19

Total cost of revenues	24	23
Gross margin	76	77

	Three Months Ended
	March 31,
	2005	2004
Operating expenses:
Sales and marketing	42%	45%
Research and development	16	18
General and administrative	10	10

Total operating expenses	68	73

Income from operations (operating margin)	9	4
Interest and other income (expense), net	2	(2)

Income before provision for income taxes	10	2

Provision for income taxes	(4)	(1)

Net income	6%	1%

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

     As we conduct a significant number of transactions in currencies other than the U.S. dollar, we have presented constant currency information, where meaningful, to provide information for assessing our underlying business performance excluding the effect of currency exchange rate fluctuations. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted. For example, our results may show an increase or decrease in costs for a period; however, when the portion of those costs denominated in other currencies is translated into U.S. dollars at the same rate as the comparative quarter or year, the results may indicate a different change in balance, with the change being principally the result of fluctuations in the currency exchange rates. In order to present changes to our operating results in constant currency, our operating results were calculated by translating the results for the three months ended March 31, 2005 using the average rates in effect for the three months ended March 31, 2004. On a constant currency basis for the three months ended March 31, 2005, total revenues would have been $7.4 million lower than reported results and total cost of revenues and operating expenses in aggregate would have been $9.2 million lower than reported results, which would have resulted in $1.8 million of lower income from operations.

     From time to time, we and our subsidiaries transact in currencies other than the local currency of that entity. As a result, the asset and liability balances may be denominated in another currency than that of the local countries' and on settlement of these asset or liability balances, we may experience mark-to-market exchange gains or losses, which are recorded in interest and other income (expense), net.

Revenues

	Three Months	Percentage	Three Months	Percentage
	Ended,	of Total	Ended,	of Total
(in millions, except for percentages)	March 31, 2005	Revenues	March 31, 2004	Revenues

Net license fees:
Business Intelligence Platform	$101.0	41%	$102.1	47%
Enterprise Performance Management Applications	8.2	3%	8.1	4%
Data Integration	6.0	2%	4.3	2%

Total net license fees	115.2	46%	114.5	53%
Services revenues:
Maintenance and technical support	100.1	40%	73.8	34%
Professional services and other	33.5	14%	28.9	13%

Total services revenues	133.6	54%	102.7	47%

Total revenues	$248.8	100%	$217.2	100%

     Net License Fees. Net license fees increased by $0.7 million, or less than 1%, in the three months ended March 31, 2005 from the three months ended March 31, 2004 (decrease of $3.1 million in constant currency). In December 2004, we released our newest product, BusinessObjects XI on the Windows NT platform. The launch of BusinessObjects XI completed the integration of the Crystal Decisions’ and Business Objects’ product lines. We did not recognize any revenues from BusinessObjects XI in 2004. During the three months ended March 31, 2005, we recorded over $15.0 million of net license fees from this product. In 2005, we expect to continue to release additional versions of BusinessObjects XI and related products for additional platforms and in additional languages.

     We expect the adoption of the newest release of our core products to be gradual and increase over several quarters. While the revenues recognized to date from BusinessObjects XI clearly indicate demand, we believe that some customers may wait to purchase BusinessObjects XI until further versions or platforms of this product have been released. Given the nature of software product transitions and considering the fact that certain current Business Objects’ and Crystal Decisions’ products will transition to end of life over the next two years, we experienced during the three months ended March 31, 2005 and expect to continue to experience a decrease in revenues from older product offerings. We cannot predict whether revenues from our products other than BusinessObjects XI will be consistent with patterns we have previously experienced or whether customer acceptance of BusinessObjects XI will be similar to our prior product releases. While we believe that our success in bringing to market an integrated product with a clear upgrade path has built customer confidence in our business, we anticipate that our net license fees and associated services revenues for 2005 will depend on the adoption rate of this new release.

     For the three months ended March 31, 2005, 47% of our net license fees were generated through our direct sales force and 53% were generated from channel partners, including original equipment manufacturers, value added resellers and system integrators. For the three months ended March 31, 2004, 53% of our net license fees were generated through our direct sales force and 47% were generated from channel partners. Historically, net license fees from direct sales comprised a greater percentage of total net license revenues. During 2004, as a result of the strengthening of our independent distributors and channel partners, our direct sales revenues were approximately the same as our indirect sales revenues. For the three months ended March 31, 2005, net license sales with revenues of more than $1.0 million were primarily from indirect sources. Large license sales can disproportionately affect the percentage of our total revenues derived from direct or indirect sales from one period to another. Large transactions are neither predictable nor consistent in size or timing. For example, during the three months ended March 31, 2005 we recognized nine net license fee transactions greater than $1.0 million (representing 19% of net license fees of which 38% were direct) versus seven transactions greater than $1.0 million in the three months ended March 31, 2004 (representing 10% of net license fees of which 75% were direct). No single customer or single channel partner represented more than 10% of total revenues during the periods presented.

     Services Revenues. Services revenues increased by $30.9 million, or 30%, in the three months ended March 31, 2005 from the three months ended March 31, 2004 (increase of $27.3 million in constant currency).

     Of the $30.9 million increase in services revenues, $26.3 million, or 36%, (increase of $23.6 million in constant currency) related to maintenance and technical support revenues. During the three months ended March 31, 2004, and directly associated with accounting for the acquisition of Crystal Decisions, we were required to exclude $12.6 million of certain maintenance revenues which would have otherwise been recognized from Crystal Decisions’ deferred maintenance revenues existing at the time of the acquisition. If we had been able to recognize those maintenance revenues, the increase in maintenance and technical support revenues in the three months ended March 31, 2005 would have been $13.7 million. The remainder of the increase in our maintenance and technical support services revenues results from: (i) increased installed base; (ii) strong maintenance renewal rates from existing customers; (iii) the addition of revenues associated with new customers; and (iv) changes to our pricing structure related to these services.

     Of the $30.9 million increase in services revenues, $4.6 million, or 16%, (increase of $3.7 million in constant currency) related to professional services revenues including consulting and training. The increase in professional services revenues was due to our continued investment in our professional services teams and a greater number of large engagements during the period. These increases were partially offset by a slight decrease in training revenues.

     Geographic Revenues Mix

     The following shows the geographic mix of our total revenues:

	Three Months	Percentage	Three Months	Percentage
	Ended March 31,	of Total	Ended March 31,	of Total
(in millions, except for percentages)	2005	Revenues	2004	Revenues

Americas	$118.1	47%	$104.1	48%
Europe, Middle East and Africa (EMEA) Americas	111.2	45%	96.4	44%
Asia Pacific, including Japan	19.5	8%	16.7	8%

Total revenues	$248.8	100%	$217.2	100%

     The following table shows total revenues by geographic mix for the three months ended March 31, 2004 as if we had been able to recognize certain deferred maintenance revenues which would have otherwise been recognized from Crystal Decisions’ deferred maintenance revenues existing at the time of the acquisition.

			Asia Pacific,
			including
(in millions)	Americas	EMEA	Japan	Consolidated

Total revenues	$104.1	$96.4	$16.7	$217.2
Deferred maintenance revenues adjustment	10.0	2.0	0.6	12.6

Total revenues including add-back of certain deferred maintenance revenues	$114.1	$98.4	$17.3	$229.8

     Total revenues from the Americas increased 13% in the three months ended March 31, 2005 from the three months ended March 31, 2004, but decreased as a percentage of total revenues by 1%. Including the add-back of certain deferred maintenance revenues in the three months ended March 31, 2004, the increase in total revenues from the Americas was $4.0 million for the three months ended March 31, 2005. The remaining increase in revenues was attributable to the strength of our maintenance and technical support revenues, partially offset by a decline in license revenues from the Americas.

     Total revenues from EMEA increased 15% in the three months ended March 31, 2005 from the three months ended March 31, 2004, and increased as a percentage of total revenues by 1%. Including the add-back of certain deferred maintenance revenues in the three months ended March 31, 2004, the increase in total revenues from EMEA was $12.8 million for the three months ended March 31, 2005. The remaining increase in revenues was primarily the result of both license and consulting revenues associated with large transactions recognized, increased maintenance revenues and $5.8 million in favorable foreign exchange movements.

     Total revenues from Asia Pacific, including Japan, increased 17% in the three months ended March 31, 2005 from the three months ended March 31, 2004, and remained constant as a percentage of total revenues. Including the add-back of certain deferred maintenance revenues in the three months ended March 31, 2004, the increase in total revenues from Asia Pacific, including Japan was $2.2 million for the three months ended March 31, 2005. The remaining increase in revenues was primarily the result of increased maintenance and consulting revenues, partially offset by a decrease in license revenues.

Cost of Revenues

	Three Months	Percentage	Three Months	Percentage
	Ended March 31,	of Related	Ended March 31,	of Related
(in millions, except for percentages)	2005	Revenues	2004	Revenues

Cost of revenues:
Net license fees	$7.2	6%	$7.7	7%
Services	51.4	38%	41.6	41%

Total cost of revenues	$58.6	24%	$49.3	23%

     Cost of net license fees. Cost of net license fees decreased by $0.5 million, or 7%, in the three months ended March 31, 2005 from the three months ended March 31, 2004 (decrease of $0.9 million in constant currency). The majority of the cost of net license fees represented the amortization of developed technology of $5.5 million and $5.2 million for the three months ended March 31, 2005 and 2004, respectively. A large portion of the remaining costs related to costs associated with shipping our products, including major product releases in January 2005 (BusinessObjects XI) and January 2004 (Crystal Version 10 products). The decrease in cost of net license fees resulted from slight decreases in headcount and reduced third-party royalty costs as our product mix dependent on the technologies under royalty agreements declined. Gross margins on net license fees were 94% for the three months ended March 31, 2005 compared to 93% for the three months ended March 31, 2004.

     Cost of services revenues. Cost of services revenues increased $9.8 million, or 23%, in the three months ended March 31, 2005 from the three months ended March 31, 2004 (increase of $8.1 million in constant currency). The cost increases were attributable to costs associated with increased headcount, increased use of third-party consultants to support our consulting business, and increased facilities and information technology costs, partially offset by a reduction in non-capitalizable software and equipment costs.

     Gross margins on services revenues were 62% for the three months ended March 31, 2005 compared to 59% for the three months ended March 31, 2004. As part of our acquisition of Crystal Decisions, and as required under purchase accounting, we were required to eliminate and were unable to recognize approximately $12.6 million of deferred maintenance revenues from Crystal Decisions which would have been recorded in the three months ended March 31, 2004, had Crystal Decisions remained a stand alone company. The balance of deferred revenues which remained on the Crystal Decisions’ balance sheet at the date of purchase was equal to the estimate of the fair market value of costs associated with delivering these revenues. As such, the margin we earned in performing the services in 2004 associated with these deferred revenues was less than we earned on providing comparable services for the three months ended March 31, 2005. As a result, we expect gross margins on services revenues to be higher for the quarterly periods ending in 2005 compared to 2004, as was the case in the three months ended March 31 2005.

     In addition to the above, gross margins were impacted in the three months ended March 31, 2005 by: (i) higher margins due to the higher proportion of maintenance revenues versus consulting and training revenues; (ii) the mix of outsourcing used for specific engagements; and (iii) lower margins resulting from lower utilization rates for our internal consulting and training teams as these teams ramp-up to meet our business demands.

Operating Expenses

	Three Months	Percentage	Three Months	Percentage
	Ended March 31,	of Total	Ended March 31,	of Total
(in millions, except for percentages)	2005	Revenues	2004	Revenues

Sales and marketing	$103.7	42%	$97.2	45%
Research and development	40.3	16%	39.7	18%
General and administrative	24.8	10%	21.7	10%

Total operating expenses	$168.8	68%	$158.6	73%

     Total operating expenses increased by $10.2 million (increase of $3.1 million in constant currency), but decreased as a percentage of total revenues by 5%, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease as a percentage of total revenues was the result of: (i) cost synergies realized in the three months ended March 31, 2005; (ii) the absence of material integration costs associated with our acquisition of Crystal Decisions; and (iii) lower stock-based compensation expense related to assumed options from Crystal Decisions.

     Sales and Marketing Expenses. Sales and marketing expenses increased by $6.5 million, or 7%, in the three months ended March 31, 2005 from the three months ended March 31, 2004 (increase of $2.2 million in constant currency). The increase in sales and marketing expenses were associated with increases in headcount and related benefits costs, recruiting fees, and costs associated with the January 2005 launch and advertising campaign for BusinessObjects XI.

     Research and Development Expenses. Research and development expenses increased by $0.6 million, or 1%, in the three months ended March 31, 2005 from the three months ended March 31, 2004 (decrease of $1.5 million in constant currency). The three months ended March 31, 2004 was our first full quarter with both companies’ teams collaborating on developing our products. On a constant currency basis, research and development expenses decreased due to reduced headcount resulting from the consolidation of our research and development teams, and lower expenses associated with our off-shore outsourcing to India.

     General and Administrative Expenses. General and administrative expenses increased by $3.1 million, or 14%, in the three months ended March 31, 2005 from the three months ended March 31, 2004 (increase of $2.4 million in constant currency). The increase in the three months ended March 31, 2005 was primarily the result of additional professional, consulting and legal costs, most notably legal costs associated with defending patent infringement litigation that began in the previous year and consulting fees related to a project associated with improving our operational efficiencies, neither of which were significant costs in the three months ended March 31, 2004. In addition, expenses increased due to headcount costs associated with a larger number of temporary personnel required to assist us in complying with our regulatory requirements in both the United States and France. These cost increases were partially offset by a decrease in bad debt expense in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Interest and Other Income (Expense), Net

     Interest and other income (expense), net were comprised of the following:

	Three Months Ended
	March 31,
(in millions)	2005	2004

Net interest income	$1.8	$0.9
Patent infringement settlement income	—	1.8
Net foreign exchange gains (losses)	2.6	(6.8)

Interest and other income (expense), net	$4.4	$(4.1)

     Net interest income increased as the average interest earning balances of cash and cash equivalents were higher for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. As our worldwide cash position allows, we intend to invest in short-term investments which typically yield greater rates of return.

     Patent infringement settlement income consisted of quarterly payments from Cognos related to our U.S. Patent No. 5,555,403. Quarterly payments of $1.8 million commenced in September 2002 and concluded with a final quarterly payment in the three months ended June 30, 2004.

     Net foreign exchange gains (losses). During the three months ended March 31, 2005, the majority of the net foreign exchange gains represented gains on the settlement of certain fourth quarter intercompany balances which were settled in January 2005. These intercompany balances were not hedged under our hedging strategy in place at that time. We realized a gain on the settlement of these balances as our U.S. entity was able to purchase euros and Canadian dollars to settle these transactions at a time when the U.S. dollar had strengthened against the euro and the Canadian dollar. Additionally, part of this gain related to our Irish entity purchasing Canadian dollars to settle an intercompany balance at a time when the Canadian dollar had weakened against the euro.

     In January 2005, we expanded our hedging strategy and therefore do not anticipate that we will recognize this magnitude of gains or losses in future periods as we have covered the majority of our exposure via the use of either forward contracts or option contracts designated as cash flow hedges as further explained in Note 2 to the condensed consolidated financial statements.

     During the three months ended March 31, 2004, the majority of the net foreign exchange loss represented non-operating net currency exchange losses which were primarily caused by the effect of a stronger U.S. dollar on our euro-denominated intercompany U.S. dollar loans, which arose as part of the Crystal Decisions Acquisition and integration process. These intercompany loans and the interest thereon were eliminated on consolidation; however, we incurred mark-to-market non-cash foreign exchange losses on the revaluation of these loans from U.S. dollars to euros on the euro-denominated statutory books. Since April 2004, we have mitigated the majority of the impact on the statement of income by entering into forward contracts whereby the mark-to-market adjustments on the forward contracts generally offset the gains or losses on the revaluation of the intercompany loans.

Income Taxes

     We provide for income taxes for each interim period based on our estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three months ended March 31, 2005, we recorded approximately $1.8 million of net charges which impacted the quarterly rate, of which a significant component was a change in estimate related to research and development tax credits and non-creditable withholding taxes. As a result of these charges, our effective tax rate for the three months ended March 31, 2005 was 42%. The effective tax rate for the three months ended March 31, 2004 was 38%.

Liquidity and Capital Resources

     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Three Months Ended
(in millions)	March 31,
	2005	2004
Cash flow provided by (used in) operating activities	$75.4	$(2.4)
Cash flow used in investing activities	(7.5)	(7.7)
Cash flow provided by financing activities	12.3	13.9
Effect of changes in foreign currency exchange rates on cash and cash equivalents	0.8	6.7

Net increase in cash and cash equivalents	$81.0	$10.5

     Cash and cash equivalents totaled $374.5 million at March 31, 2005, an increase of $81.0 million from December 31, 2004. In addition to the cash and cash equivalents balance at March 31, 2005, we held $17.8 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow and funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.

     Operating Activities. During the three months ended March 31, 2005, we generated greater cash resources than we used from operations. These cash resources resulted from net income of $15.0 million, payments received associated with the net decrease of $61.0 million in accounts receivables, partially offset by the payment of approximately $1.5 million against the restructuring liability and $6.1 million in payments against our liability under our French legal profit sharing plan. The net decrease in accounts receivables was due to the high level of collections made during the three months ended March 31, 2005. Given our strong fourth quarter of 2004, the significant amount of billings for maintenance renewals which generally are billed in the fourth quarter of the year, and efforts by our accounts receivable teams to collect receivables, our days sales outstanding decreased to 66 days at March 31, 2005 from 84 days at December 31, 2004. Given the seasonality of our revenues and related collection of receivables, we may not maintain this number of days sales outstanding in future quarters.

     During the three months ended March 31, 2004, we used more cash than we generated due to the payment of restructuring costs of $7.9 million and a net use of cash of $24.4 million in accrued payroll and related expenses, which included severance payments to former Crystal Decisions’ employees. We experienced a delay in the collection of accounts receivables as a result of a newly integrated collections team, which contributed to the net use of cash during the three months ended March 31, 2004. This slow down in collections resulted in an increase in days sales outstanding to 75 days at March 31, 2004 from 66 days at December 31, 2003.

     Investing Activities. Net cash used in investing activities of $7.5 million in the three months ended March 31, 2005 primarily related to the purchase of computer hardware and software and related infrastructure costs to support our growth, and to a lesser extent, costs associated with facilities improvements. Net cash used in investing activities of $7.7 million in the three months ended March 31, 2004 related to capital expenditures and other equipment costs, including costs related to the continued implementation of financial systems and information technology infrastructure.

     Financing Activities. Net cash provided by financing activities of $12.3 million in the three months ended March 31, 2005 and $13.9 million in the three months ended March 31, 2004, were each attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans. We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans.

Future Liquidity Requirements

     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, capital expenditures and operating lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a €100.0 million credit agreement in the three months ended December 31, 2004, which can be drawn in euros, U.S. dollars or Canadian dollars, with €60.0 million to satisfy general corporate financing requirements and a €40.0 million bridge loan for the purpose of acquiring companies and/or for medium- and long-term financing. The credit agreement restricts certain of our activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for drawings under the credit agreement. At March 31, 2005 and December 31, 2004, there were no drawings against or balances due related to this credit agreement.

Contractual Obligations

     Our contractual obligations have not changed materially from those presented as of December 31, 2004 in our Annual Report on Form 10-K, except for an amendment to a lease agreement which we entered into on March 29, 2005 for our Paris, France facility. The lease amendment will result in an increase of approximately $13.8 million of operating lease commitments over the duration of the lease. The increase in operating lease commitments resulted from the 3-year term extension to July 2012, partially offset by a decrease in annual rent effective April 2005. At December 31, 2004, our estimated commitment related to operating leases was $245.3 million, which included rent commitments related to our Paris, France facility through the original lease termination date of July 2009.

Guarantees

     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of March 31, 2005 or December 31, 2004. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.

     During the three months ended March 31, 2005, we entered into a guarantee agreement to guarantee the obligations of two of our subsidiaries to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with the bank. The guarantee, which provides for maximum liability coverage of $120 million, was approved by Board resolution on March 10, 2005 and executed thereafter. At March 31, 2005, there were three outstanding option contracts with the bank under this guarantee in the aggregate notional amount of Canadian $24.8 million. There was no liability related to these option contracts at March 31, 2005.

     In order to secure a cash management arrangement with a certain bank, we guaranteed the obligations of our Canadian subsidiary to fulfill their payment of all debts and liabilities to the bank. At March 31, 2005 and December 31, 2004, there were no outstanding amounts due to this bank and thus no related liability associated with this guarantee.

     Product Warranties. We warrant that our software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 30 days. We accrue for known warranty issues if a loss is probable and can be reasonably estimated, and accrue for estimated incurred but unidentified warranty issues based on historical activity. We have not recorded a warranty accrual to date as there is no history of material warranty claims and no significant warranty issues have been identified.

     Environmental Liabilities. We engage in the development, marketing and distribution of software, and have never had an environmental related claim. We believe the likelihood of incurring a material loss related to environmental indemnification is remote due to the nature of our business. We are unable to reasonably estimate the amount of any unknown or future claim and as such we have not recorded a related liability in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).

     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, we measured and recorded the fair value of these obligations at March 31, 2005 and December 31, 2004 and such amounts were included in other current liabilities in the condensed consolidated balance sheets. These liabilities were not associated with the Crystal Decisions restructuring plan.

Off-Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements as of March 31, 2005 or December 31, 2004. In accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), our French pension plan which is managed by a third party is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan which was zero at March 31, 2005 and approximately $0.1 million at December 31, 2004. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the interpretation provisions of FIN 46 to their employee benefit plans that are accounted for under FAS 87. We have not provided the full disclosure under FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement benefit – an amendment of FASB Statements No. 87, 88, and 106” as this plan is not material to our operations.

Critical Accounting Policies

     Our audited consolidated financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K and our unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies and related disclosures, which appear in our 2004 Form 10-K, with our Audit Committee.

•	Recognition of revenues
•	Business combinations
•	Restructuring accruals
•	Impairment of goodwill, intangible assets and long-lived assets
•	Derivative instruments
•	Contingencies and litigation
•	Allowances for doubtful accounts
•	Deferred income tax assets
•	Stock-based compensation

     There have been no significant changes in our critical accounting policies during the three months ended March 31, 2005 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Pronouncements

     Share Based Payments. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This final standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. On April 15, 2005, the SEC issued a final rule delaying the implementation of FAS 123R. FAS 123R is now effective for annual periods beginning after June 15, 2005 and for interim periods in the annual periods thereafter.

     We have determined that there will be a significant impact on our results of operations as a result of accounting for our previously granted or issued stock-based awards in accordance with FAS 123R. Commencing with the three months ending March 31, 2006, a pro rata portion of the expense calculated under FAS 123R will be expensed to the statements of income over the remaining requisite service period for options (currently estimated at three years) and the remaining term of office for nonemployee director warrants (currently estimated at one and one-half years). Based on the calculation provisions of FAS 123R, we currently anticipate approximately $50 million in total pre-tax expenses associated with stock options and share warrants which existed at March 31, 2005 and are expected to be unvested at January 1, 2006. This cost estimate has been reduced from the cost estimate as of December 31, 2004 of approximately $72 million to reflect the six-month delay in implementation of FAS 123R, which effectively reduces the number of unvested options outstanding on which the expense will be calculated. The cost estimate was also reduced as the result of stock option and share warrant exercises and cancellations during the three months ended March 31, 2005 which resulted in fewer outstanding stock options and share warrants at March 31, 2005. This total estimated expense will be impacted by factors which may include, but are not limited to: (i) individuals leaving us who forfeit unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as a our options were issued in euros (other than those assumed in the acquisition of Crystal Decisions) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after March 31, 2005.

     The transitional provisions of FAS 123R allow companies to select either a modified-prospective or modified-retrospective transition method which effectively dictates in which period the actual expense will be reported in the statements of income. We are in the process of determining which transitional method we will apply. In addition, we are in the process of determining the impact that FAS 123R will have on our cash flow from operations as a result of the change in the treatment of tax benefits. We cannot currently estimate the amount of stock-based compensation expense or the amount of associated tax benefit, if any, which will relate to stock-based awards granted or issued subsequent to March 31, 2005 and thereafter.

Factors Affecting Future Operating Results

     We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying condensed notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward looking statements based on circumstances or events which occur in the future. Our actual results may materially differ from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.

Risks Related to Our Business

Our quarterly operating results have been and will continue to be subject to fluctuations.

     Historically, our quarterly operating results varied substantially from quarter to quarter, and we anticipate that this will continue. This fluctuation occurs principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchasing decisions in anticipation of changes to our product line, other new products, product enhancements or platforms or in response to announced pricing changes by us or our competitors;

•	we expect our revenues to vary based on the mix of products and services and the amount of consulting services that our customers order;

•	we depend, in part, on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we expect our revenues to be sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise.

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

     In the past, customers have deferred purchasing decisions as the expected release date of our new products have approached, and have delayed making purchases of the new product to permit them to undertake a more complete evaluation or until industry analysts have commented upon the products. We released the Windows NT version of BusinessObjects XI in December 2004. BusinessObjects XI could be particularly susceptible to deferred or delayed orders, since it represents the integration of our former stand-alone Business Objects and Crystal Decisions product lines. Before purchasing BusinessObjects XI, some customers may delay purchasing until the new product is available in their desired configuration, until later releases or until industry analysts have commented on the product.

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

     In addition, we anticipate that the pattern of adoption of BusinessObjects XI by existing customers, and the impact on our revenues, may not be consistent with the patterns we have previously experienced because we have announced that the old Business Objects and Crystal Decisions’ products will transition to end of life over the next two years. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI product, which may be viewed by them as a more significant decision about how to manage their BI platform. We cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.

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

     We expect to incur additional amortization expense over the useful lives of certain other intangible assets acquired in connection with the acquisition, which will reduce our operating results through 2008. In addition, we recorded goodwill of $978.0 million in connection with the acquisition. If this goodwill, other intangible assets with indefinite lives or other assets acquired in the acquisition become impaired, we may be required to incur material charges. Any significant impairment charges will have a negative effect on our operating results and could reduce the market price of our shares.

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

     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. Until and including 2004, we also prepared financial statements in accordance with French GAAP according to French law. Effective January 1, 2005, our statutory and consolidated French financial statements will be prepared in conformity with International Financial Reporting Standards (“IFRS”). The International Accounting Standards Board, which is the body formed to create the international standards, has undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences for us between U.S. GAAP and IFRS relate to the treatment of stock-based compensation expense and the accounting for treasury shares related to a prior acquisition. For our consolidated financial statements prepared in accordance with IFRS, our previously reported results were required to be restated in accordance with IFRS. The opening balance sheet as of January 1, 2004 in accordance with IFRS was filed on April 26, 2005 with the Autorité des Marchés Financiers in France in our 2004 Document de Référence. Our accounting policies that recently have been or may in the future be affected by the changes in the accounting rules are as follows:

•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities; and

•	accounting for goodwill and other intangible assets.

     Changes in these or other rules, or the questioning of current practices, may have a significant adverse effect on our reported operating results or in the way in which we conduct our business.

Our market is highly competitive, which could harm our ability to sell products and services and reduce our market share.

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

     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. There is the risk that the contemplated benefits of an acquisition may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If our integration of future acquisitions is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

We have strategic relationships with Microsoft and SAP which, if terminated, could reduce our revenues and harm our operating results.

     We have strategic relationships with Microsoft and SAP that enable us to bundle our products with those of Microsoft and SAP, and we are also developing certain utilities and products to be a part of Microsoft’s and SAP’s products. We will have limited control, if any, as to whether Microsoft or SAP will devote adequate resources to promoting and selling our products. In addition, Microsoft and SAP have designed their own BI software. If either Microsoft or SAP reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or increases its selling efforts of its own business intelligence software, our revenues and operating results may be reduced. For example, Microsoft is actively marketing its reporting product for its SQL server BI platform.

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

     These factors may cause the market for BI software not to grow as quickly or become as large as we anticipate, which may adversely affect our revenues.

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

     We expect to continue to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing basis. In addition, it is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting each year and we may not be able to complete the process on a timely basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

We cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.

     It may be difficult to design and implement effective internal control over financial reporting for combined operations and differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Crystal Decisions with our existing systems in 2004. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems at all. In either case, the effectiveness of our internal control may be impaired. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth or the impact of acquisitions.

The software market in which we operate is subject to rapid technological change and new product introductions, which could negatively affect our product sales.

     The market for BI software is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. To be successful, we must develop new products, platforms and enhancements to our existing products that keep pace with technological developments, changing industry standards and the increasingly sophisticated requirements of our customers. Introducing new products into our market has inherent risks including those associated with:

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

     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7.0i. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the District Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to claim in U.S. Patent No. 5,555,403. The District Court is scheduled to hear summary judgment motions on May 27, 2005. As a result, a trial date is expected to be set for late 2005 or early 2006. We cannot reasonably estimate at this time whether a monetary settlement will be reached.

     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 was scheduled to begin June 14, 2004. On June 7, 2004, the Court informed the parties that the Court was of the opinion that summary judgment should be granted in our favor as to non-infringement of MicroStrategy’s Patent No. 6,260,050 and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. We expect a ruling by the Court of Appeals in late 2005 or in 2006.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004 MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. We expect a ruling by the Court of Appeals in late 2005 or early 2006.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties are currently engaged in extensive discovery and trial which was scheduled to begin on November 7, 2005 has been postponed to May 30, 2006. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.

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

     Litigation such as the suits MicroStrategy has brought against us can take years to resolve and can be expensive to defend. An adverse judgment, if entered in favor of any MicroStrategy claim, could seriously harm our business, results of operations and financial position and cause our stock price to decline substantially. In addition, the MicroStrategy litigation, even if ultimately determined to be without merit, will be time consuming to defend, divert our management’s attention and resources and could cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the MicroStrategy allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

We are a party to litigation with Vedatech Corporation and, in the event of an adverse judgment against us, we may have to pay damages, which could adversely affect our financial position and results of operations.

     In November 1997, Vedatech commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The High Court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in Crystal Decisions’ consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into the High Court.

     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, that alleged that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. We became a party to this action when we acquired Crystal Decisions. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English High Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. A hearing in the High Court of Justice took place on various dates between January 29 and March 9, 2004. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made application to the High Court for permission to appeal the orders of August 3, 2004 granting the anti-suit injunction, along with orders which were issued on May 19, 2004. These applications for permission to appeal have been listed before a panel of three judges, with an appeal to follow should the applications for permission to appeal succeed. The hearing has been listed for July 6, 7, 11 and 12, 2005.

     Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, an ultimate damage award could adversely affect our results of operations, liquidity or financial position.

We are a party to litigation with Informatica and, in the event of an adverse judgment against us, we may have to pay damages or be prevented from selling some of our products, which could adversely affect our financial position and results of operations.

     On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are currently engaged in discovery and are awaiting a claim construction order to be issued by the Court. The Court vacated the August 16, 2004 trial date previously set and a new trial date is not expected to be set until the Court issues its claim construction order. We are defending the action vigorously. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.

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

We are a party to litigation with Decisions Warehouse. The prosecution of this lawsuit could have a substantial negative impact on our business. Should Decisions Warehouse prevail, we may be required to pay substantial monetary damages.

     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. filed an action in the Superior Court for the State of California, County of Santa Clara against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. The parties are currently engaged in discovery. No trial date has been set. We intend vigorously to defend this action. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.

     On December 22, 2004 Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. Our complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting.

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

     We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our contractors, vendors, and partners. However, there is a risk that our trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult or costly for us to enforce our rights and retrieve published trade secrets.

     We sometimes use open source software in our product development. Open source software carries certain special risks, which could include, for example, license terms which could limit our ability to enforce our intellectual property rights. In addition, open source software does not provide any warranties, including warranties against infringement of third party rights. We may not be successful in our attempts to avoid the use of open source software which could have these problems.

     We sometimes contract with third parties to provide development services to us, and we routinely ask them to sign agreements which require them to assign intellectual property to us which is developed on our behalf. However, there is a risk that they will fail to disclose to us such intellectual property, or that they may have inadequate rights to such intellectual property. This could happen, for example, if they failed to obtain the necessary invention assignment agreements with their own employees.

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

     No customer accounted for 10% or more of our total revenues in the three months ended March 31, 2005 or in any quarter in 2004. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.

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

     Our success depends upon a number of key management, sales, technical and other critical personnel, including our co-founder, Bernard Liautaud, who is our chairman of the board of directors and chief executive officer, the loss of whom could adversely affect our business. The loss of the services of any key personnel or the inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives and the results of our operations. For example, John Olsen, our chief operating officer, left the company in the third quarter of 2004 and we have not yet found a qualified replacement for him. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.

We have multinational operations that are subject to risks inherent in international operations.

     We have significant operations outside of France and the United States including development facilities, sales personnel and customer support operations. For example, we rely on approximately 370 software developers in India through a contract development agreement. Our international operations are subject to certain inherent risks including:

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

     In December 2004, the final statement FAS 123R, Share-Based Payment, was issued. This final standard replaces the existing requirements and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R requires that such transactions be accounted for using a fair-value based method. On April 15, 2005, the SEC issued a final rule delaying the implementation of FAS 123R. FAS 123R is now effective for annual periods beginning after June 15, 2005, and for interim periods in the annual periods thereafter. In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment”, we are required for our French consolidated and statutory financial reporting requirements to report the expense associated with stock-based compensation in our statements of income commencing on January 1, 2005.

     We continue to investigate the impact that the adoption of FAS 123R will have on our results of operations and financial position. In addition, our effective tax rate will be adversely affected by the adoption of the final standard to the extent to which we are unable to record a tax benefit on the stock-based compensation expense. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards will impact all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.

Fluctuations in exchange rates between the euro, the U.S. dollar and the Canadian dollar, as well as other currencies in which we do business, may adversely affect our operating results.

     We may experience substantial foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. We incur Canadian dollar expenses that are substantially larger than our Canadian dollar revenues, and we generate a substantial portion of our revenues and expenses in currencies other than the U.S. dollar. We may experience foreign exchange gains and losses on a combination of events including revaluation of foreign denominated amounts to the local currencies, forward exchange and option contract gains or losses settled during and outstanding at period end and other transactions involving the purchase of currencies.

     While we believe we have put certain strategies in place to mitigate risks related to the impact of fluctuations in exchange rates, we cannot ensure that we will not recognize gains or losses from other transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which will vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict the change in currency exchange rates in the future.

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

     Although we believe our estimates are reasonable, the ultimate outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period.

We are subject to frequent tax audits where the ultimate resolution may result in additional taxes.

     As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions may be challenged and that we may not succeed in realizing the anticipated tax benefit. We establish specific reserves, when it is our belief that we may not be likely to succeed in realizing a tax benefit. We also evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. Although we believe our estimates are reasonable, that our tax positions comply with applicable tax law, and that we have adequately provided for any known tax contingencies, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results for either the period of our original estimate or for the period in which the determination of an unfavorable outcome is made.

     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded as part of goodwill as part of the price purchase allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service for the 2001 and 2002 fiscal year tax returns of Crystal Decisions. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and are included in the income taxes payable balance on the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect this to have a negative impact on our cash and cash equivalents balance as the result of the payment of income taxes, but no material impact on our net income.

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

     We work continually to upgrade and enhance our computer systems and anticipate implementing several system upgrades during the coming years. For example, we expect to implement new worldwide case and order management systems. Delay of the projects or the launch of a faulty application could have a material impact on our customer service levels. Failure to smoothly migrate existing systems to newer systems could cause business disruptions.

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

     Between June 2 and July1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against us and certain of our current and former officers and directors. The actions commenced in the courts for the Southern District of California and the Southern District of New York were transferred to the Northern District of California. All four actions were consolidated into one action in the Northern District of California and a consolidated amended complaint (“CAC”) was filed in January 2005 seeking unspecified damages. The CAC alleged violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in our American depositary receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaint alleged that during that Class Period, we and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, our acquisition of Crystal Decisions, our Enterprise 6 product and our forecasts and financial results for the three months ended March 31, 2004. The actions are in the early stages and, in February 2005, we and other defendants moved to dismiss the CAC. The hearing on that motion is scheduled for May 17, 2005. We intend vigorously to contest these actions. We are unable to predict the outcome of these actions, however, were an unfavorable outcome to arise, such outcome could have a material adverse effect on our results of operations, liquidity or financial position.

     On July 23 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of our current and former officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. We are named as a nominal defendant. These actions were consolidated into one action August 16, 2004 and in September 2004, derivative plaintiffs filed the consolidated complaint. The complaint is based on the same facts and events alleged in the class action complaints and alleged violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment by certain of our current and former officers and directors. The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. In December 2004, defendants filed a motion to dismiss the complaint. On April 28, 2005, plaintiffs voluntarily dismissed the case without prejudice and this matter is concluded.

     We believe that the allegations of the CAC are without merit. Defending any such litigation is costly and may divert management’s attention from the day to day operations of our business, which could adversely affect our business, results of operations and cash flows. An adverse resolution of these actions could have a material adverse effect on our liquidity, financial position or results of operations in the quarter in which any such adverse resolution were to occur and may result in damage to our reputation among our customers and investors.

Risks Related to Ownership of Our Ordinary Shares or ADSs

New SAC and certain of its affiliates own a substantial percentage of our shares and their interests could conflict with those of our other shareholders.

     New SAC and certain of its affiliates own a significant percentage of our company as a result of our acquisition of Crystal Decisions. As of April 30, 2005, New SAC and certain of its affiliates owned approximately 16.5% of our issued ordinary shares. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

     Provisions of our articles of association and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over our company. For example, French law provides that any individual or entity (“person”), acting alone or in concert with others, that becomes the owner or ceases to be the owner, holding more than 5%, 10%, 20%, 33 1/3%, 50% or 66 2/3% of the share capital or voting rights of our company is required to notify us and the AMF within five trading days of crossing any of the applicable percentage thresholds, of the number of shares and voting rights held by it. The AMF makes the notice public. Additionally, any person acquiring more than 10% or 20% of the share capital or voting rights of our company must notify us and the AMF within 10 trading days of crossing any of these thresholds, and file a statement of their intentions relating to future acquisitions or participation in the management of our company for the following 12 month period, including whether or not this person is acting alone or in concert and whether or not they intend to continue their purchases to acquire control of our company or to seek nominations to our board of directors. This person may amend their stated intentions, provided that they do so on the basis of significant changes in their own situation or stockholding. Upon any changes of intentions, they must file a new statement. The AMF makes these statements public. Any shareholder who fails to comply with these requirements shall have voting rights for all shares in excess of the relevant threshold suspended for two years following the completion of the required notification. Moreover this shareholder may have all or part of its voting rights within our company suspended for up to five years by the relevant commercial court at the request of our chairman, any of our shareholders or the AMF. In addition, such shareholders may be subject to a fine of €18,000 for violation of the share ownership notification requirement and up to €1,500,000 for violation of the notification requirement regarding the statement of intentions.

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

     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,201,301 ordinary shares based on our share capital as of April 30, 2005. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,799,364 ordinary shares based on our company’s voting rights as of April 30, 2005, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

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

     Our operating results may be below the expectations of public market analysts and investors’ and therefore, the market price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations in recent periods, which have particularly affected the market prices of many high technology companies and often are unrelated and disproportionate to the operating performance of these particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our shares. The market fluctuations have affected our stock price in the past and could continue to affect our stock price in the future. The market price of our shares may be affected by the following factors:

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

     The price of our ADSs on the Nasdaq National Market for the period of January 1, 2003 to April 30, 2005 has ranged from a low of $15.44 to a high of $38.34.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the three months ended March 31, 2005 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2004. Further information on the impact of foreign currency exchange rate fluctuations is further described in Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.

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

     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

     Information regarding this Item may be found in Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This information is incorporated by reference to this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended March 31, 2005 we did not repurchase any of our ordinary shares or American depositary shares. At March 31, 2005, a maximum of 3,189,504 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase programs.

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Bylaws, as amended April 1, 2005 (English Translation) is incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on April 6, 2005.
10.21.1	Amendment to Commercial Lease by and between SCI De L’llot 4.3 and SCI Du Pont de Levallois (lessors) and the Company (lessee) date March 29, 2005 (English Translation).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
100.INS*	XBRL Instance Document
100.SCH*	XBRL Taxonomy Extension Schema Document
100.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
100.LAB*	XBRL Taxonomy Extension Label Linkbase Document
100.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

* Attached as Exhibit 100 to this Form 10-Q for the quarter ended March 31, 2005, are the: (i) condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, (ii) condensed consolidated statements of income for the three months ended March 31, 2005 and 2004, and (iii) condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents are unaudited and these are not official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, Exhibit 100 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of our condensed consolidated financial statements included in Part I, Financial Information to this Form 10-Q and not rely on the XBRL format documents in making investment decisions.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A. (Registrant)

Date: May 9, 2005	By:	/s/ Bernard Liautaud

Bernard Liautaud
Chairman of the Board and Chief Executive Officer

Date: May 9, 2005	By:	/s/ James R. Tolonen

James R. Tolonen
Chief Financial Officer and Senior Group Vice President

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Bylaws, as amended April 1, 2005 (English Translation) is incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on April 6, 2005.
10.21.1	Amendment to Commercial Lease by and between SCI De L’llot 4.3 and SCI Du Pont de Levallois (lessors) and the Company (lessee) date March 29, 2005 (English Translation).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
100.INS*	XBRL Instance Document
100.SCH*	XBRL Taxonomy Extension Schema Document
100.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
100.LAB*	XBRL Taxonomy Extension Label Linkbase Document
100.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

* Attached as Exhibit 100 to this Form 10-Q for the quarter ended March 31, 2005, are the: (i) condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, (ii) condensed consolidated statements of income for the three months ended March 31, 2005 and 2004, and (iii) condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents are unaudited and these are not official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, Exhibit 100 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of our condensed consolidated financial statements included in Part I, Financial Information to this Form 10-Q and not rely on the XBRL format documents in making investment decisions.