Form 10-Q
period 2005-06-30
BUSINESS OBJECTS S.A.
filed 2005-08-09
CIK 928753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ___to ___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 31, 2005, the number of issued ordinary shares was 96,569,305, €0.10 nominal value, (including 29,769,012 American depositary shares, each corresponding to one ordinary share, 3,067,675 treasury shares and 3,173,621 shares held by Business Objects Option LLC). As of July 31, 2005, we had issued and outstanding 93,395,684 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	61
Item 4. Controls and Procedures	62
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	63
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 4. Submission of Matters to a Vote of Security Holders	63
Item 6. Exhibits	64
SIGNATURES	65
EXHIBIT 10.24
EXHIBIT 10.52
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 100.INS
EXHIBIT 100.SCH
EXHIBIT 100.PRE
EXHIBIT 100.LAB
EXHIBIT 100.CAL

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	June 30,	December 31,
	2005	2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$365,994	$293,485
Restricted cash	14,052	14,043
Short-term investments	3,846	3,831
Accounts receivable, net	208,637	248,957
Deferred tax assets	3,992	8,328
Prepaid and other current assets	52,902	46,575

Total current assets	649,423	615,219
Goodwill	1,065,335	1,067,694
Other intangible assets, net	100,522	124,599
Property and equipment, net	59,811	64,053
Deposits and other assets	41,473	49,296
Long-term deferred tax assets	2,476	2,067

Total assets	$1,919,040	$1,922,928

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,944	$40,939
Accrued payroll and related expenses	66,174	84,918
Income taxes payable	67,896	85,000
Deferred revenues	201,238	194,366
Other current liabilities	55,973	83,544
Escrows payable	6,700	6,654

Total current liabilities	440,925	495,421
Other long-term liabilities	7,021	6,448
Long-term deferred revenues	5,994	6,316
Long-term deferred tax liabilities	5,628	7,599

Total liabilities	459,568	515,784

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.12 at June 30, 2005 and $0.14 at December 31, 2004): authorized 122,382 and 122,334; issued 96,505 and 95,922; issued and outstanding 93,229 and 92,220; respectively at June 30, 2005 and December 31, 2004	10,442	10,312
Additional paid-in capital	1,182,728	1,167,336
Treasury and Business Objects Option LLC shares: 6,344 shares at June 30, 2005 and 6,769 shares at December 31, 2004	(53,335)	(53,335)
Retained earnings	287,865	249,720
Unearned compensation	(5,221)	(8,079)
Accumulated other comprehensive income	36,993	41,190

Total shareholders’ equity	1,459,472	1,407,144

Total liabilities and shareholders’ equity	$1,919,040	$1,922,928

See accompanying notes to Condensed Consolidated Financial Statements

(1)	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Net license fees	$124,858	$117,182	$240,009	$231,675
Services	137,551	105,056	271,175	207,798

Total revenues	262,409	222,238	511,184	439,473
Cost of revenues:
Net license fees	7,249	5,971	14,417	13,653
Services	52,781	41,444	104,162	83,074

Total cost of revenues	60,030	47,415	118,579	96,727

Gross margin	202,379	174,823	392,605	342,746

Operating expenses:
Sales and marketing	104,787	99,271	208,509	196,452
Research and development	40,427	36,541	80,701	76,244
General and administrative	22,218	19,234	47,031	40,946
Restructuring costs	—	1,492	—	1,492

Total operating expenses	167,432	156,538	336,241	315,134

Income from operations	34,947	18,285	56,364	27,612
Interest and other income (expense), net	3,178	261	7,578	(3,807)

Income before provision for income taxes	38,125	18,546	63,942	23,805
Provision for income taxes	(14,986)	(7,058)	(25,797)	(9,057)

Net income	$23,139	$11,488	$38,145	$14,748

Basic net income per ordinary share and ADS	$0.26	$0.13	$0.43	$0.17

Diluted net income per ordinary share and ADS	$0.25	$0.13	$0.42	$0.16

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	90,030	89,095	89,727	88,864

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	92,089	91,061	91,650	91,730

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
Operating activities:
Net income	$38,145	$14,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,516	16,113
Amortization of other intangible assets	16,040	15,435
Stock-based compensation expense	2,360	3,787
Deferred income taxes	3,850	(14,795)
Tax benefits from employee stock plans	—	2,517
Changes in operating assets and liabilities:
Accounts receivable, net	29,019	(14,849)
Prepaid and other current assets	(8,865)	(9,226)
Deposits and other assets	7,563	(13,717)
Accounts payable	4,523	(8,808)
Accrued payroll and related expenses	(14,389)	(21,503)
Income taxes payable	(14,067)	6,501
Deferred revenues	15,517	41,576
Other liabilities	(24,943)	(4,991)
Short-term investments classified as trading	(15)	(290)

Net cash provided by operating activities	71,254	12,498

Investing activities:
Purchases of property and equipment	(13,891)	(16,272)

Net cash used in investing activities	(13,891)	(16,272)

Financing activities:
Issuance of shares	16,020	20,746
Purchase of treasury shares	—	(20,961)
Transfer of cash (to) from restricted cash	37	(30,037)
Payments on escrows payable	—	(3,092)

Net cash provided by (used in) financing activities	16,057	(33,344)

Effect of foreign exchange rate changes on cash and cash equivalents	(911)	4,355

Net increase (decrease) in cash and cash equivalents	72,509	(32,763)
Cash and cash equivalents, beginning of the period	293,485	235,380

Cash and cash equivalents, end of the period	$365,994	$202,617

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
June 30, 2005

1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Business Objects S.A. (the “Company” or “Business Objects”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC on March 16, 2005.
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
     On December 11, 2003, the Company acquired Crystal Decisions, Inc. (“Crystal Decisions”), and its majority stockholder, Seagate Software (Cayman) Holdings, for aggregate consideration of $1.2 billion consisting of $307.6 million of cash, approximately 23.3 million newly issued ordinary shares or American depositary shares (“ADSs”), and the fair value of approximately 6.3 million stock options assumed entitling holders to purchase approximately 6.3 million of Business Objects’ ADSs. This transaction is referred to herein as the “Crystal Decisions Acquisition.”
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
Other Current Liabilities
     Other current liabilities include balances related to: accruals for sales, use and value added taxes, current portion of accrued rent, accrued professional fees, deferred compensation under the Company’s deferred compensation plan, payroll deductions from international employee stock purchase plan participants, current deferred tax liabilities, forward and option contract liabilities, and both acquisition and non-acquisition related restructuring liabilities, none of which individually account for more than five percent of total current liabilities.

Ordinary Shares, Treasury Shares and Business Objects Option LLC Shares
     At June 30, 2005, the difference between the 96.505 million issued ordinary shares and the 93.229 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represents the 3.276 million shares held by Business Objects Option LLC. Shares held by Business Objects Option LLC, which were issued by the Company in connection with the Crystal Decisions Acquisition, are not deemed to be outstanding, will not be entitled to voting rights, and will not be included in the calculation of basic net income per ordinary share and ADS until such time as the option holders exercise their options.
     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist of Euronext TM (Compartment A) of Euronext Paris and the ADSs are traded on the Nasdaq National Market. For the convenience of the reader in this document, net income (loss) per ordinary share and ADS will be referenced as net income (loss) per share, as applicable, in the remainder of this document.
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
     For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements. In the absence of vendor-specific objective evidence for an undelivered element, license revenues are amortized over the related maintenance term or the license term for a non-perpetual license.
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
Accounting for Stock-based Compensation
     The Company grants stock options to its employees pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock purchase plans. The Company also grants warrants to purchase shares to its nonemployee directors. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
     The Company is required to provide pro forma disclosures of the effect on net income (loss) and net income (loss) per share if the fair-value based method had been applied in measuring stock-based compensation expense. The fair-value based method is in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which was amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148 sets forth the requirement to provide prominent disclosure of pro forma information regarding net income (loss) and net income (loss) per share as calculated under the provisions of FAS 123. For purposes of the pro forma disclosure, management historically estimated the fair value of stock options using the Black-Scholes option-pricing valuation model by applying various weighted average assumptions.

Change in Option-Pricing Model for Fair Value Estimate
     As the Company is incorporated in France and trades its stock on the Euronext, it is required to adopt regulations as set forth by the International Financial Reporting Standards Board and specifically IFRS 2, “Share-Based Payment”, in connection with its French statutory financial reporting requirements. IFRS 2 requires the Company to expense stock-based compensation in its statements of income commencing on January 1, 2005 for French statutory purposes. With the required adoption of IFRS 2 and the adoption of a new FAS 123 standard under U.S. GAAP on January 1, 2006, the Company evaluated allowable option-pricing models, which estimate the fair value of stock awards granted under the Company’s stock plans. In the assessment of the application of IFRS 2, the Company decided to use a binomial-lattice option-pricing model for both standards, choosing to select one option-pricing model between the allowable methods under U.S. GAAP and IFRS 2. The Company believes that the use of the binomial-lattice option-pricing model for the valuation of stock options and warrants provides a more accurate estimate of the fair value of its stock awards than the Black-Scholes model.
     The following table provides pro forma disclosures of the effect on net income (loss) and net income (loss) per share if the fair-value based method had been applied in measuring stock-based compensation expense. The table includes the estimate of stock-based compensation expense using a fair value determined using a binomial-lattice option-pricing model for the three and six months ended June 30, 2005 and a Black-Scholes option-pricing model for the three and six months ended June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income — as reported	$23,139	$11,488	$38,145	$14,748
Add: Amortization of stock-based compensation expense included in reported net income, net of estimated tax related benefits of $449 and $914 for the three and six months ended June 30, 2005 and $650 and $1,439 for the three and six months ended June 30, 2004	694	1,060	1,446	2,348
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of estimated tax related benefits of $4,093 and $8,382 for the three and six months ended June 30, 2005 and $3,342 and $6,681 for the three and six months ended June 30, 2004	(6,322)	(5,453)	(12,245)	(10,900)

Net income — pro forma	$17,511	$7,095	$27,346	$6,196

Net income per share — as reported
Basic	$0.26	$0.13	$0.43	$0.17

Diluted	$0.25	$0.13	$0.42	$0.16

Net income per share — pro forma
Basic	$0.19	$0.08	$0.30	$0.07

Diluted	$0.19	$0.08	$0.30	$0.07

Net income (loss) per share — pro forma, excluding tax benefits
Basic	$0.15	$0.04	$0.21	$(0.01)

Diluted	$0.15	$0.04	$0.21	$(0.01)

     The amortization of stock-based compensation expense included in reported net income for the three and six months ended June 30, 2005 and 2004 represented amortization of unearned compensation related to stock options assumed in the Crystal Decisions Acquisition which were unvested at the time of the acquisition. Amortization of stock-based compensation expense was tax-effected at the actual rates included in the computation of net income, which does not necessarily equate to the actual tax benefit which will be received.
     Pro forma net income includes the tax-effected stock-based compensation expense determined under the fair value based method. As the calculated tax benefit, which assumes the Company will benefit on all stock options at the effective rate for the applicable three and six-month periods, may not be equal to, and could vary materially from, the actual tax deduction that the Company will be entitled to receive for these non-cash compensation charges, the Company has also presented in the table above pro forma net income (loss) per share under the presumption that no additional tax benefit will be available to offset the impact of stock-based compensation charges. The Company currently does not believe that, given its current tax structure, any tax deduction for estimated stock-based compensation will be available.
     The weighted average assumptions used in the calculation of the fair value of options granted during the three months ended June 30, 2005 using the binomial-lattice option-pricing model, and the weighted average assumptions used in the calculation of the fair value of stock options and warrants granted during the three months ended June 30, 2004 using the Black-Scholes option-pricing model, were as follows:

	Grants During the Three
	Months ended June 30,
	2005	2004
Expected life of employee stock options and warrants (in years)(1)	4.73	3.00
Volatility	55%	61%
Risk-free interest rate	2.9%	3.2%
Dividend yields	0%	0%
Weighted average fair value of stock options under employee stock option plans and warrants granted during the period	$11.18	$8.76

(1)	The expected life of stock awards is an output of the binomial-lattice model versus an input for the Black-Scholes model.
     There were no stock options or warrants granted by the Company during the three months ended March 31, 2005. For stock options and warrants granted during the three months ended March 31, 2004, a weighted average fair value of $13.69 was calculated using the Black-Scholes model based on weighted average assumptions which included: an expected life of 3 years, volatility of 61%, risk-free interest rate of 2.3% and zero dividend yields.

     For purposes of the pro forma disclosures, the expected volatility assumptions used by the Company through December 31, 2004 were based solely on the historical volatility of the Company’s shares over the most recent period commensurate with the estimated expected life of the Company’s stock options. Beginning in fiscal year 2005, the Company modified its approach in calculating volatility as part of its efforts to make a thorough and accurate estimate and to consider other relevant factors, including implied volatility of market traded options on the Company’s shares. The Company, which had historically used the zero coupon treasury bond rate as the risk-free interest rate, used the Sovereign IBoxx Eurozone in the calculation of the June 30, 2005 option fair value, which is more appropriate for options which are denominated in euros. The Company has analyzed the historical exercise behavior of its employees in order to determine the appropriate related inputs to the binomial-lattice model. In doing so, the Company has segregated its stock option grants into distinct pools for purposes of determining expected life and has also applied anticipated turnover for each pool. The Company will continue to monitor these and other relevant factors in developing these assumptions to value future awards.
     For the six months ended June 30, 2005, the change in the valuation model had no impact on total expenses, net income or net income per share as stock-based compensation expense is currently only reported in the financial statement notes in accordance with FAS 148. Commencing on January 1, 2006, the unvested portion of the options will be amortized into the statements of income over the remaining requisite service period. As the revaluation of prior period fair values is specifically precluded under the new FAS 123 accounting standard, reported stock-based compensation costs will be calculated using fair values calculated under both the Black-Scholes and binomial-lattice option-pricing models. If the Company had continued to use the Black-Scholes model and the previous historical weighted average input assumptions, the total expense used in the calculation of pro forma net income (loss) related to stock options granted during the three months ended June 30, 2005 would have been approximately $0.2 million lower, before the impact of tax, than that calculated using the binomial-lattice option-pricing model.
     No shares were purchased under either the current International Employee Savings Purchase Plan or the French Employee Savings Purchase Plan during the three months ended June 30, 2005 or the three months ended June 30, 2004. For pro forma presentation purposes, the stock-based compensation expense calculated for employee savings purchase plans is amortized over the purchase period for each of these plans and included in the FAS 148 pro forma table presented above. The Company currently intends to retain the Black-Scholes option-pricing model in the calculation of the fair value of options to purchase shares under employee stock purchase plans.

Recent Pronouncements
     Share Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R is effective for annual periods beginning after June 15, 2005 and for the interim periods thereafter. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or a modified-retrospective transition method, either of which effectively dictates in which period the actual expense will be reported in the statements of income. The Company currently expects to apply the modified-prospective transition method when it adopts FAS 123R on January 1, 2006, which will result in the recognition of an expense in the statement of income in periods commencing after January 1, 2006.
     Commencing with the three months ending March 31, 2006, a pro rata portion of the actual expense determined at January 1, 2006 will be expensed to the statements of income over the remaining requisite service period of the applicable stock-based awards, which is on average three years for stock awards outstanding currently. The actual expense reported in the statements of income will be impacted by factors which may include, but are not limited to: (i) individuals leaving the Company who forfeit unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as the Company’s options were issued in euros (other than those assumed in the Crystal Decisions Acquisition) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after June 30, 2005, including the potential issue of restricted stock awards or units.
     At December 31, 2004, the Company estimated the anticipated cost associated with past grants on the adoption of FAS 123R to be approximately $72 million. The Company decreased this cost estimate to approximately $50 million at March 31, 2005. The decrease in estimate was the result of: (i) the six-month delay in implementation of FAS 123R, which effectively reduced the number of unvested options outstanding on which the expense will be calculated; (ii) stock option and share warrant cancellations during the period, which resulted in fewer outstanding stock options and share warrants; and (iii) the impact of currency changes. The Company is in the process of determining a revised estimate of stock-based compensation cost under FAS 123R.
     The Company is in the process of determining the impact FAS 123R will have on its effective tax rate and cash flow from operations. The Company cannot currently estimate the amount of stock-based compensation expense or the amount of associated tax benefit, if any, which will relate to stock-based awards granted or issued subsequent to June 30, 2005.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides the SEC staff’s position regarding the application of FAS 123R. SAB 107 contains interpretive guidance related to the interaction between FAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation and disclosure of share-based payment arrangements for public companies. The Company continues to evaluate SAB 107.

     Accounting Changes and Error Corrections. In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application. The Company will adopt this standard on January 1, 2006 and currently does not anticipate that it will have a material impact on its financial statements or disclosures.
2. Derivative Financial Instruments
     The Company accounts for derivatives in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended, and related interpretations. To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. A hedge is considered effective if the expected amount, currency and timing of the cash flow hedge match anticipated cash outflows for which the cash flow hedge relates. Upon maturity or settlement of a forward or option contract, hedge effectiveness is measured and the realized gain or loss attributable to the portion of the hedge which is determined to be effective is recorded in interest and other income (expense), net. In addition, the amount previously set up in accumulated other comprehensive income and the forward or option contract asset or liability related to the previously unrealized portion of the exchange gain or loss is reversed. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination.
     The Company’s derivative financial instruments are summarized in the table below.

	June 30, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
	Notional		Contract	Notional		Contract
	Amount		Rate (%)	Amount		Rate (%)
	(notional and fair value amounts in millions
	of noted currencies)
Derivative instruments not designated as hedges (1):
Forward Contracts
U.S. dollars against euros	US$	92.7	1.2699	US$	178.4	1.1944
Canadian dollars against euros	CAD$	9.9	1.6199	CAD$	9.9	1.6235
British pounds against euros		£25.3	0.6759		£25.3	0.6843
South African rand against euros	ZAR	2.0	7.9200		—	—
Mexican peso against euros	MXP	15.6	13.9435		—	—
Hong Kong dollar against euros	HKD	15.2	9.5650		—	—

Derivative instruments designated as cash flow hedges (2):
Option contracts
Canadian dollars against euros	CAD$	9.8	1.5870		—	—
Canadian dollars against U.S. dollars	CAD$	26.3	1.2086		—	—
Forward contracts
Canadian dollars against euros	CAD$	6.5	1.5870		—	—
U.S. dollar equivalent of fair value of derivatives not designated as hedges — net asset (liability) (3)	US$	4.8		US$	(25.8)
U.S. dollar equivalent of fair value of derivatives designated as cash flow hedges — net asset (3)	US$	0.9		US$	—

(1)	In April 2004, the Company began to enter into various euro-denominated forward contracts to purchase U.S. dollars, Canadian dollars and British pounds at a future date to enable its Irish subsidiary to settle intercompany loan obligations in those currencies. The Company has since entered into forward contracts to hedge additional intercompany obligations. The forward contracts held at June 30, 2005 had maturity dates ranging from July 2005 to October 2005. These forward contracts did not qualify for hedge accounting; therefore, the change in the fair value of each forward contract at each period-end was recorded in interest and other income (expense), net. The changes in the fair value of the forward contracts were materially offset by the revaluation of the intercompany loan obligations for the three and six months ended June 30, 2005. During the three months ended June 30, 2005, a number of contracts were settled. These settlements resulted in the net outflow of $11.6 million of cash, resulting in the reduction of the cumulative mark-to-market balance of the forward contracts. Certain of these contracts were swapped forward.

(2)	Commencing in January 2005, certain of the Company’s subsidiaries entered into forward and option contracts to purchase Canadian dollars against the euro and the U.S. dollar in order to hedge certain anticipated future intercompany cash flows. In accordance with FAS 133, these forward and option contracts have been designated as cash flow hedges and qualify for hedge accounting. At June 30, 2005, the forward and option contracts outstanding had maturity dates ranging from July 2005 to January 2006. The goal of entering into a cash flow hedge is to minimize the impact of exchange rate fluctuations on expenses over the contract period. At June 30, 2005, in accordance with hedge accounting, mark-to-market net gains of approximately $0.7 million on the revaluation of these forward and option contracts were recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net gains of $0.4 million on the settlement of option contracts were recorded in the statement of income during the three months ended June 30, 2005. There were no realized gains or losses for the three months ended March 31, 2005.

At June 30, 2005, the Company had assessed that all forward and option contracts for which hedge accounting was applicable still matched estimated future Canadian dollar intercompany cash flows, and therefore, still met the criteria to be classified as cash flow hedges. On July 15, 2005, certain of the option contracts matured and the hedges were assessed to be effective.

(3)	Forward and option contract assets are included in prepaids and other current assets and forward and option contract liabilities are included in other current liabilities.
3. Accounts Receivable
     Accounts receivable are stated net of allowance for doubtful accounts, distribution channel and other reserves of $11.3 million at June 30, 2005 and $12.5 million at December 31, 2004. The allowance for doubtful accounts balance represented $6.9 million and $8.0 million of the $11.3 million and $12.5 million balances at June 30, 2005 and December 31, 2004, respectively.

4. Goodwill and Other Intangible Assets
     In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. Business Objects has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2005.
     The change in the carrying amount of goodwill was as follows (in thousands):

	June 30,	December 31,
	2005	2004
Balance, beginning of the year	$1,067,694	$1,051,111
Add: Goodwill acquired or adjusted during the period	(2,353)	16,567
Impact of foreign currency fluctuations on goodwill.	(6)	16

Balance, end of the period	$1,065,335	$1,067,694

     During the three months ended June 30, 2005, the Company determined that $2.4 million of tax accruals, which comprised a component of the Crystal Decisions’ purchase price, were no longer required since they no longer represented specific identifiable liabilities. Therefore, these amounts were adjusted to goodwill in the period. This determination was made based as a result of the passage of time, and other events, such as the completion of tax audits.
     Other intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Developed technology	$99,255	$109,882
Maintenance and support contracts	46,440	46,440
Trade names	6,176	6,909

Total other intangible assets, at cost	$151,871	$163,231
Accumulated amortization on other intangible assets	(51,349)	(38,632)

Other intangible assets, net	$100,522	$124,599

     Certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded. During the six months ended June 30, 2005, there were no additions or disposals of other intangible assets, with the entire change in cost attributable to currency revaluations.

     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Amortization of:
Developed technology (included in cost of net license fees)	$5,261	$5,009	$10,733	$10,161
Maintenance and support contracts (included in cost of services revenues)	2,315	2,326	4,631	4,652
Trade names (included in general and administrative expenses)	331	311	676	622

Total intangible amortization expense	$7,907	$7,646	$16,040	$15,435

     The estimated future amortization expense of other intangible assets existing at June 30, 2005 is presented in U.S. dollars based on the June 30, 2005 period-end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

Remainder of 2005	$15,142
2006	30,264
2007	28,790
2008	26,326

Total	$100,522

5. Net Income per Share
     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$23,139	$11,488	$38,145	$14,748

Denominator:
Weighted average shares outstanding	90,030	89,095	89,727	88,864

Net income per share — basic	$0.26	$0.13	$0.43	$0.17

Diluted net income per share:
Numerator:
Net income	$23,139	$11,488	$38,145	$14,748

Denominator:
Weighted average shares outstanding	90,030	89,095	89,727	88,864
Incremental shares attributable to shares under employee stock option plans and share warrants (treasury stock method)	2,059	1,966	1,923	2,866

Weighted average shares outstanding	92,089	91,061	91,650	91,730

Net income per share — diluted	$0.25	$0.13	$0.42	$0.16

     For the three and six months ended June 30, 2005, approximately 0.3 million and 0.7 million stock options were exercised, respectively, of which approximately 0.1 million and 0.4 million represented exercises of options held by Business Objects Option LLC. On March 31, 2005, approximately 0.3 million shares were issued to employees under employee stock purchase plans. At June 30, 2005 and 2004, respectively, 13.4 million and 15.9 million stock options and share warrants were outstanding in aggregate.
     For the three months ended June 30, 2005 and 2004, respectively, 6.1 million and 8.8 million outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share because the option or warrant exercise prices during the respective periods was greater than the average market price of the ordinary shares or ADSs and; therefore, the effect would have been anti-dilutive. For the six months ended June 30, 2005 and 2004, respectively, 6.3 million and 8.0 million outstanding options and warrants were anti-dilutive and excluded from the calculation.
6. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three and six months ended June 30, 2005, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized gains (losses) on cash flow hedges settled in the period. For the three and six months ended June 30, 2004, other comprehensive income included only foreign currency translation adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)

Net income	$23,139	$11,488	$38,145	$14,748

Other comprehensive income:
Foreign currency translation adjustments	(4,755)	(2,394)	(4,891)	1,811
Unrealized net gains on cash flow hedges, net of tax	505	—	862	—
Realized net gains on cash flow hedges, net of tax, reclassified into earnings	(168)	—	(168)	—

Total comprehensive income	$18,721	$9,094	$33,948	$16,559

7. Business Segment Information
     The Company has one reportable segment — business intelligence software products and services. The Company recognizes its net license fees from three product families: Business Intelligence Platform, Enterprise Performance Management Applications and Data Integration. The Company does not provide services revenues by product family as it does not manage its operations on this basis. The following table summarizes net license fees recognized from each product family and total services revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net license fees:

Business Intelligence Platform	$109,278	$107,111	$210,188	$209,201
Enterprise Performance Management Applications	8,929	6,584	17,169	14,693
Data Integration	6,651	3,487	12,652	7,781

Total net license fees	$124,858	$117,182	$240,009	$231,675
Total services revenues	137,551	105,056	271,175	207,798

Total revenues	$262,409	$222,238	$511,184	$439,473

     The following table summarizes the Company’s total revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas, including Canada and Latin America	$123,700	$104,259	$241,725	$208,442
Europe, Middle East and Africa	116,443	99,632	227,661	196,033
Asia Pacific, including Japan	22,266	18,347	41,798	34,998

Total revenues	$262,409	$222,238	$511,184	$439,473

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

The plan outlined the anticipated costs associated with the involuntary termination of certain employees and the exit of certain facilities.
Restructuring Costs Expensed Related to Pre-acquisition Business Objects
     In accordance with FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”), during the three months ended December 31, 2003, the Company accrued $7.8 million of costs related to employee severance and other related benefits. At December 31, 2004, the remaining liability balance of $0.9 million related to employee severance and other payments due to 20 previously terminated employees. The decrease in the liability of $6.9 million resulted from: (i) the payment of severance and benefits of approximately $7.0 million to 134 of the 159 employees who were part of the plan; (ii) a reduction in the liability of less than $0.1 million associated with a change in estimate of anticipated severance costs (which was charged to restructuring costs in the three months ended December 31, 2004); and (iii) an increase of approximately $0.2 million as a result of the impact of foreign currency exchange rates on translation of the accrual. At June 30, 2005, the remaining liability balance of less than $0.1 million related to payments due to four former employees that are expected to be settled in conjunction with the terms of the employees’ respective agreements. The decrease in the liability of $0.8 million in the six months ended June 30, 2005 from December 31, 2004 resulted from: (i) the payment of approximately $0.7 million of severance and benefits; and (ii) a reduction in the liability of less than $0.1 million associated with a change in estimate (which was charged to restructuring costs in the three months ended March 31, 2005 and included in the general and administrative income statement caption line).
     Commencing in the second quarter of 2004, the Company recorded approximately $2.2 million of charges for 2004 related to costs incurred in connection with exiting eight facilities, of which approximately $0.8 million were paid in 2004, resulting in a liability balance of $1.4 million at December 31, 2004. At June 30, 2005, the remaining liability balance of $0.4 million related to costs associated with exiting one facility. The decrease in the liability of $1.0 million in the six months ended June 30, 2005 from December 31, 2004 primarily resulted from the payment of $0.9 million of exit costs. The remaining liability is expected to be paid over the course of the sub-lease period.
     During the six months ended June 30, 2004, restructuring costs related to pre-acquisition Business Objects were $1.5 million, comprised of a $1.6 million accrual for charges incurred in exiting facilities and a $0.1 million reduction in the estimated liability for employee severance and other related benefits.
Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition
     Restructuring costs of $13.5 million related to the Crystal Decisions Acquisition ($10.8 million related to employee severance and $2.7 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at December 11, 2003.
     The charge of $10.8 million related to employee severance and other related benefits for 194 employees across all functions worldwide. There were no significant additional terminations associated with the restructuring plan. The Company paid severance and benefits of approximately $1.1 million to five employees during 2003. At June 30, 2005 and December 31, 2004, the remaining liability balance of less than $0.1 million related to employee severance due to one previously terminated employee. The decrease in the liability of $9.6 million from December 31, 2004 resulted from: (i) the payment of severance and benefits of approximately $9.0 million to 154 of the 194 employees who were part of the plan; and (ii) a reduction in the liability of $0.6 million associated with the costs not incurred for 34 previously-planned terminations (which was charged to goodwill in the three months ended June 30, 2004). The remaining liability is expected to be paid before September 30, 2005.

     The restructuring charge to abandon facilities of $2.7 million at December 31, 2003 related to estimated costs for future minimum lease payments associated with the planned closure of 11 facilities, net of estimated sublease income to be earned on these premises. At June 30, 2005 and December 31, 2004, the remaining liability balance of $0.8 million related to two facilities the Company is subletting with lease terms extending through 2008. The remainder of the facilities identified as part of the plan had been vacated at December 31, 2004, and the remaining liability balance will be drawn down by net cash payments over the lease terms, adjusted by changes to the present value of rent payments. The decrease in the liability of $1.9 million from December 31, 2003 to December 31, 2004 resulted from: (i) the payment of $1.6 million of minimum lease payments and settlement costs, net of sublease income of less than $0.1 million; (ii) a reduction in the liability of $0.4 million due to changes in the estimates of costs (which was charged to goodwill in the three months ended December 31, 2004); and (iii) an increase of approximately $0.1 million as a result of the impact of foreign currency exchange rates on translation of the accrual. While the June 30, 2005 restructuring liability remained unchanged from December 31, 2004, the Company paid $0.1 million of minimum lease payments which were offset by an increase resulting from the adjustment of various rents, the result of which was included in the general and administrative income statement caption line.
Other Acquisitions
     In 2002, the Company was also involved in other acquisition and non-acquisition related restructurings. There has not been any material activity related to these restructurings since December 31, 2004. The balances at and activity to December 31, 2004 are presented in Note 14 to the Consolidated Financial Statements included in the Company’s Form 10-K report filed on March 16, 2005 with the SEC.
9. Commitments and Contingencies
Legal matters
     On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed the Company’s U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7.0i. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and sought an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On August 29, 2003, the District Court ruled that the Company’s patent was not literally infringed and that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to a claim in U.S. Patent No. 5,555,403. The District Court heard summary judgment motions on June 10, 2005. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. The Company intends to appeal this ruling.
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

The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. The Company expects a ruling in late 2005 or early 2006.
     In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. The Company expects a ruling by the Court of Appeals in late 2005 or early 2006.
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects Enterprise XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties are currently engaged in extensive discovery and the trial, which was scheduled to start on November 7, 2005, has been postponed to May 30, 2006. The Company is defending the action vigorously.
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
     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, alleging that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. The Company became a party to this action when it acquired Crystal Decisions. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English High Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeals refused this application.
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc (“Acta”). The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint alleging that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The Company has answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are engaged in discovery. On August 2, 2005, the Court issued its claim construction order. The Court had previously vacated the August 16, 2004 trial date and no new trial date has been set. The Company is defending the action vigorously.
     Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against the Company and certain of its current and former officers and directors. The actions commenced in the courts for the Southern District of California and the Southern District of New York were transferred to the Northern District of California. All four actions were consolidated into one action in the Northern District of California and a consolidated amended compliant (“CAC”) was filed in January 2005 seeking unspecified damages. The CAC alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in the Company’s American depositary receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaint alleged that during that Class Period, the Company and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, the Company’s acquisition of Crystal Decisions, its Enterprise 6 product and the Company’s forecasts and financial results for the three months ended March 31, 2004. In February 2005, the Company and other defendants moved to dismiss the CAC. On July 27, 2005, the Court granted defendants’ motion to dismiss and granted plaintiffs 30 days to file an amended complaint.
     On July 23, 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of the Company’s current and former officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. The Company is named as a nominal defendant. The actions were consolidated into an action on August 16, 2004 and in September 2004, derivative plaintiffs filed a consolidated complaint. The complaint is based on the same facts and events alleged in the class action complaints and alleged violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment by certain of the Company’s current and former officers and directors. The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. In December 2004, defendants filed a motion to dismiss the compliant. On April 28, 2005, plaintiffs voluntarily dismissed the case without prejudice and this matter was concluded.

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
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting. No trial date has been set.
     On July 7, 2005, the Company announced that it had been informed by the staff of the SEC that it had terminated its informal inquiry without recommendation for any enforcement action. The SEC’s notice concludes that matter referenced in a Company press release issued in August 2004. That release announced that the SEC staff had notified the Company by means of a Wells notice that it intended to recommend to the SEC that a civil action be initiated against Business Objects, alleging that the Company violated provisions of the Exchange Act relating to periodic reporting requirements.
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
Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2004, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $245.3 million in aggregate. During the three months ended March 31, 2005, the Company amended its lease agreement for its premises in Paris, France which resulted in an increase in the total commitment of approximately $13.8 million. The increase resulted from the three year term extension from the original termination date in July 2009 to July 2012, partially offset by a decrease in annual rent effective April 2005.
10. Escrows Payable, Restricted Cash and Credit Agreement
     There were no material changes in escrows payable, restricted cash or the terms or balances of our credit agreement from December 31, 2004.

11. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, the Company has not recorded any associated obligations at June 30, 2005 or December 31, 2004. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.
     The Company entered into a guarantee agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At June 30, 2005, there were five option contracts with the bank under this guarantee in the aggregate notional amount of Canadian $26.3 million. In addition, there were three forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $8.7 million as converted at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract.
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
     Other Liabilities and Other Claims. The Company is liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, the Company measured and recorded the fair value of these obligations at June 30, 2005 and December 31, 2004 and such amounts were included in other current liabilities in the condensed consolidated balance sheets. These liabilities were not associated with the Crystal Decisions restructuring plan.
12. Income Taxes
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

     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three and six months ended June 30, 2005, the Company recorded discrete charges related to changes in estimates, partially offset by the provision to return true up recognized in association with filing certain of the Company’s income tax returns. As a result of these discrete charges, the Company’s effective tax rate increased to 39% for the three months ended June 30, 2005 from 38% for the three months ended June 30, 2004, and to 40% for the six months ended June 30, 2005 from 38% for the six months ended June 30, 2004.
13. Subsequent Events
(a) Acquisition of SRC Software, Inc.
     Under the terms of a definitive purchase agreement dated July 20, 2005, between the Company, Sodium Acquisition Corporation, a Delaware corporation and an indirect, wholly owned subsidiary of the Company, SRC Software, Inc. (“SRC”), a Delaware corporation, Vista Equity Fund II LP, a Cayman Islands exempted limited partnership, and Andrew Ferguson, Stephen Reiff and Philip Sandstrom, the Company agreed to acquire all of the outstanding capital stock of SRC and to assume all of the SRC options outstanding immediately prior to closing by means of a merger of Sodium Acquisition Corporation with and into SRC for $90.0 million in cash, subject to certain adjustments as set forth in the purchase agreement. Of the cash to be paid, $15.0 million will be held in escrow. Upon completion of the merger, SRC will become an indirect, wholly owned subsidiary of the Company.
     Upon consummation of the merger of Sodium Acquisition Corporation with and into SRC, options held to acquire shares of SRC common stock outstanding immediately prior to consummation of the merger, whether vested or unvested, will be converted into options to acquire currently outstanding, validly issued and fully paid ordinary shares of Business Objects. An option exchange ratio will be used to determine the number of options in the Company’s ordinary shares that may be received for each SRC stock option.
     SRC has made customary representations, warranties and covenants, including, among others, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between execution of the purchase agreement and consummation of the merger; (ii) not to engage in certain kinds of transactions during such period; and (iii) not to solicit proposals relating to alternative business combination transactions during such period.
     The completion of the merger is subject to various closing conditions, including, among others, (i) obtaining the approval of the stockholders of SRC; (ii) the absence of any legal or regulatory restraint or prohibition preventing the consummation of the merger; (iii) expiration or termination of the applicable Hart-Scott-Rodino waiting period; (iv) certain exceptions, including the accuracy of the representations and warranties; and (v) the absence of any material adverse effect on SRC.
(b) Registration of New SAC Shares
     On October 8, 2004, the Company filed a registration statement with the SEC on behalf of its largest shareholder, New SAC, for the resale from time to time of 14,365,339 ordinary shares or ADSs held by New SAC. The Company has filed various amendments to this registration statement, with an amendment filed on June 23, 2005, which filing included an increase in the number of shares eligible for resale from 14,365,339 to 15,887,329, (the “Shares”). The Shares represented approximately 17.6% of the Company’s voting rights at June 30, 2005. The Company will not receive any proceeds on resale of the Shares by New SAC and the Company is not seeking to sell any of the Shares for its own account under the registration statement. In connection with the Crystal Decisions Acquisition, the Company committed to paying the costs, other than underwriting commissions and discounts or sales commissions, if any, associated with this registration statement. As of the date of this filing, the registration statement had not been declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements include, but are not limited to, statements concerning risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Factors Affecting Future Operating Results” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.
Overview
     We are the world’s leading independent provider of Business Intelligence (“BI”) solutions. We develop, market and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. Our business intelligence platform, Business Objects XI, offers a single platform for enterprise reporting, query and analysis, enterprise performance management and data integration. We believe that data provided by the use of a BI solution allows organizations to make better and more informed business decisions. We have also built one of the industry’s strongest and most diverse partner communities and we also offer consulting and education services to help customers effectively deploy their business intelligence projects. We have one reportable segment – BI software products and services.
Key Performance Indicators

(In millions, except for percentages and diluted net income per	Three Months Ended		Six Months Ended
share)	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$262.4	$222.2	$511.2	$439.5
Growth in revenues (compared to prior year comparative period)	18%	72%	16%	78%
Income from operations	$34.9	$18.3	$56.4	$27.6
Income from operations as percentage of total revenues	13%	8%	11%	6%
Diluted net income per share	$0.25	$0.13	$0.42	$0.16
The key performance indicator for growth in revenues for 2004 periods reflects the increase from our acquisition of Crystal Decisions on December 11, 2003.
Results of Operations
     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net license fees:
Business Intelligence Platform	42%	48%	41%	48%
Enterprise Performance Management Applications	3	3	3	3
Data Integration	3	2	3	2

Total net license fees	48	53	47	53

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Services revenues:
Maintenance and technical support	38%	34%	39%	34%
Professional services	14	13	14	13

Total services fees	52	47	53	47

Total revenues	100	100	100	100

Cost of net license fees	3	3	3	3
Cost of services	20	19	20	19

Total cost of revenues	23	21	23	22

Gross margin	77	79	77	78
Operating expenses:
Sales and marketing	40	45	41	45
Research and development	15	16	16	17
General and administrative	9	9	9	9
Restructuring costs	—	1	—	1

Total operating expenses	64	71	66	72

Income from operations (operating margin)	14	8	11	6
Interest and other income (expense), net	1	0	1	(1)

Income before provision for income taxes	15	8	12	5

Provision for income taxes	(6)	(3)	(5)	(2)

Net income	9%	5%	7%	3%

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations
     As we conduct a significant number of transactions in currencies other than the U.S. dollar, we have presented constant currency information, where meaningful, to provide information for assessing our underlying business performance excluding the effect of currency exchange rate fluctuations. As currency rates change from quarter to quarter and year over year, our results of operations may be impacted. For example, our results may show an increase or decrease in costs for a period; however, when the portion of those costs denominated in other currencies is translated into U.S. dollars at the same rate as the comparative quarter or year, the results may indicate a different change in balance, with the change being principally the result of fluctuations in the currency exchange rates. In order to present changes to our operating results in constant currency, our operating results were calculated by translating the results for the three and six months ended June 30, 2005 using the average currency exchange rates in effect for the three and six months ended June 30, 2004. As can be seen from these numbers, historically our revenues and our expenses have moved in the same direction, either both increasing or both decreasing, resulting in only a small net currency impact on income from operations.
     On a constant currency basis, our reported results for total revenues would have been $7.6 million lower for the three months ended June 30, 2005, and $15.0 million lower for the six months ended June 30, 2005, if we translated revenues at prior period exchange rates. On a constant currency basis for the three and six months ended June 30, 2005, respectively, our reported results for total cost of revenues and operating expenses in aggregate would have been $8.5 million and $17.7 million lower if translated at prior period exchange rates. At exchange rates consistent with those for the three and six months ended June 30, 2004, we would have recognized greater income from operations of $0.9 million and $2.7 million for the three and six months ended June 30, 2005, respectively.
     From time to time, we and our subsidiaries transact in currencies other than the local currency of that entity. As a result, the asset and liability balances may be denominated in a currency other than that of the local countries’ and on settlement of these asset or liability balances, or at quarter end for reporting purposes, we may experience mark-to-market exchange gains or losses, which are recorded in interest and other income (expense), net.

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Net license fees:
Business Intelligence Platform	$109.3	$107.2	$210.2	$209.2
Enterprise Performance Management Applications	8.9	6.6	17.2	14.7
Data Integration	6.7	3.5	12.6	7.9

Total net license fees	$124.9	$117.2	$240.0	$231.7
Services revenues:
Maintenance and technical support.	100.7	75.6	200.8	149.4
Professional services	36.8	29.4	70.4	58.4

Total services revenues	137.5	105.0	271.2	207.8

Total revenues	$262.4	$222.2	$511.2	$439.5

     Net License Fees. Net license fees increased by $7.7 million, or 7%, in the three months ended June 30, 2005 from the three months ended June 30, 2004 (an increase of $4.0 million in constant currency). Net license fees increased by $8.3 million, or 4%, in the six months ended June 30, 2005 from the six months ended June 30, 2004 (an increase of $0.8 million in constant currency).
     The increases in the three and six months ended June 30, 2005 were the result of increased revenues in all product families — business intelligence platform, performance management and data integration products. During the quarter ended June 30, 2005, we closed 13 license transactions with revenues of more than of $1.0 million, up from 8 license transactions in the quarter ended June 30, 2004. During the six months ended June 30, 2005, we closed 22 license transactions with revenues of more than $1.0 million, up from 15 license transactions in the six months ended June 30, 2004. We believe the increased number of greater than $1.0 million transactions closed over the comparative periods reflects that an increasing number of customers are electing to expand their commitments across the BusinessObjects product families. In addition, we have generally continued to see growth in the number of less than $1.0 million transactions.
     In December 2004, we launched a new platform called BusinessObjects XI, on which all new products including enterprise reporting, query and analysis, enterprise performance management and data integration operate. The launch of BusinessObjects XI completed the integration on a single platform of the Crystal Decisions’ and Business Objects’ product lines. We did not recognize any revenues from products on the BusinessObjects XI platform in 2004. During the six months ended June 30, 2005, we released all of our products on this platform in all supported languages. Our most significant core business intelligence product is known as BusinessObjects Enterprise XI. During the three and six months ended June 30, 2005, respectively, we recorded approximately $54 million and $71 million in net license fees from products on this platform. We believe this level of license fees within the second quarter after release demonstrates increasing customer acceptance of this new platform and the migration to products on this platform.
     We expect the adoption of the newest releases of our core products on our new platform will be gradual and increase over several quarters. While the revenues recognized to date from BusinessObjects XI platform products clearly indicate demand, we believe that some customers may wait to purchase products on the BusinessObjects XI platform until further versions of products on this platform or an updated platform have been released. Given the nature of software product transitions and considering the fact that certain current Business Objects’ and Crystal Decisions’ products will transition to end of life over the next 18 months, we experienced during the six months ended June 30, 2005 and expect to continue to experience a decrease in revenues from older product offerings. We cannot predict whether revenues from our products other than those released on the BusinessObjects XI platform will be consistent with patterns we have previously experienced or whether customer acceptance of our current products will be similar to our prior product releases. While we believe that our success in bringing to market an integrated product has built customer confidence in our business, we anticipate that our net license fees and associated services revenues for 2005 will depend on the market’s adoption rate of our new products.
     For the six months ended June 30, 2005, 49% of our net license fees were generated through our direct sales force and 51% were generated from channel partners, including original equipment manufacturers, value added resellers and system integrators. For the six months ended June 30, 2004, 54% of our net license fees were generated through our direct sales force and 46% were generated from channel partners. Historically, net license fees from direct sales comprised a greater percentage of total net license revenues. During 2004, as a result of the strengthening of our independent distributors and channel partners, our direct sales revenues were approximately the same as our indirect sales revenues. For the three months ended March 31, 2005, net license transactions with revenues of more than $1.0 million were primarily from indirect sources. For the three months ended June 30, 2005, the majority of net license transactions with revenues of more than $1.0 million were from direct sales. This demonstrates that large transactions, which are neither predictable nor consistent in size or timing, can disproportionately affect the percentage of our total revenues derived from direct or indirect sales from one period to another. No single customer or single channel partner represented more than 10% of total revenues during the periods presented.
     Services Revenues. Services revenues increased by $32.5 million, or 31%, in the three months ended June 30, 2005 from the three months ended June 30, 2004 (an increase of $28.6 million in constant currency). Services revenues increased by $63.4 million, or 30%, in the six months ended June 30, 2005 from the six months ended June 30, 2004 (an increase of $55.9 million in constant currency).
     Maintenance and technical support. For the three month period ended June 30, 2005, $25.0 million, or 77%, of the increase in total services revenues, related to maintenance and technical support revenues (an increase of $22.1 million in constant currency). For the six months ended June 30, 2005, $51.4 million, or 81%, of the increase in total services revenues, related to maintenance and technical support revenues (an increase of $45.7 million in constant currency). During the three and six months ended June 30, 2004, and directly associated with accounting for the acquisition of Crystal Decisions, we were required to exclude $8.7 million and $21.3 million, respectively, of certain maintenance revenues which would have otherwise been recognized from Crystal Decisions’ deferred maintenance revenues existing at the time of the acquisition. The remainder of the increase in our maintenance and technical support services revenues for both the three and six-month periods resulted primarily from an increase in our installed base relating to new and existing customers.
     Professional Services. Of the $32.5 million increase in total services revenues for the three months ended June 30, 2005, $7.5 million, or 23%, of the increase in total services revenues, related to professional services revenues including consulting and training (an increase of $6.5 million in constant currency). Of the $63.4 million increase in total services revenues for the six months ended June 30, 2005, $12.0 million, or 19%, of the increase in total services revenues, related to professional services revenues including consulting and training (an increase of $10.2 million in constant currency).
     We have committed and will continue to commit management time and financial resources to develop our professional services teams. We believe that enabling companies to deploy business intelligence solutions company-wide in an efficient and cost effective manner, as assisted by our professional services team, will promote customer satisfaction and ultimately drive license revenues in the future. The success of this strategy is in part reflected in professional services comprising a greater proportion of the increase in total services revenues during the three months ended June 30, 2005 compared to the six months ended June 30, 2005. In addition, during the three months ended June 30, 2005, new training programs and increased demand for our training services contributed to increased levels of training revenues over the comparative period for 2004.

Geographic Revenues Mix
     The following shows the geographic mix of our total revenues. For the three and six months ended June 30, revenues in all major geographies remained consistent as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Americas	$123.6	$104.3	$241.7	$208.4
Europe, Middle East and Africa (EMEA)	116.5	99.6	227.7	196.1
Asia Pacific, including Japan	22.3	18.3	41.8	35.0

Total revenues	$262.4	$222.2	$511.2	$439.5

     Total revenues from the Americas increased $19.5 million and $33.3 million in the three and six months ended June 30, 2005, respectively, from the three and six months ended June 30, 2004. The $19.5 million increase in Americas’ revenues was primarily attributable to increased license revenues driven by a greater number of large revenue transactions realized in the quarter. We also continued to strengthen our sales force in the Americas and saw increases in productivity measures. In addition, our new product releases contributed to the increased revenues. The $33.3 million increase in Americas’ revenues was attributable to increased license and services revenues, the majority of which was from increased maintenance and technical support revenues.
     Total revenues from EMEA increased $16.8 million (an increase of $11.6 million in constant currency) in the three months ended June 30, 2005 from the three months ended June 30, 2004, and increased $31.6 million (an increase of $20.6 million in constant currency) in the six months ended June 30, 2005 from the six months ended June 30, 2004. The increases in EMEA revenues in the three and six months ended June 30, 2005 were attributable to an increase in all revenues categories, led by an increase in maintenance and technical support revenues. In addition, we generally continued to see strong performance in our EMEA consulting business associated with large transactions and increases in training revenues associated with increased license fees.
     Total revenues from Asia Pacific, including Japan, increased $3.9 million and $6.8 million in the three and six months ended June 30, 2005, respectively, from the three and six months ended June 30, 2004. The increases in revenues were the result of increases in license, maintenance and consulting revenues, partially offset by a decrease in training revenues. Our existing and new operations in this region continue to contribute to our increased revenues.
Cost of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Cost of revenues:
Net license fees	$7.2	$6.0	$14.4	$13.7
Services	52.8	41.4	104.2	83.0

Total cost of revenues	$60.0	$47.4	$118.6	$96.7

     Cost of net license fees. Cost of net license fees increased by $1.3 million, or 21%, in the three months ended June 30, 2005 from the three months ended June 30, 2004 (an increase of $0.9 million in constant currency). Cost of net license fees increased by $0.7 million, or 5%, in the six months ended June 30, 2005 from the six months ended June 30, 2004 (no increase in constant currency).

     The majority of the cost of net license fees represented the amortization of developed technology of $5.3 million and $5.0 million for the three months ended June 30, 2005 and 2004, respectively, and $10.7 million and $10.2 million for the six months ended June 30, 2005 and 2004, respectively. A large portion of the remaining costs in both the three and six months periods related to costs associated with shipping our products, including major product releases in January 2005 (BusinessObjects XI platform products) and January 2004 (Crystal Version 10 products), as well as third party royalties. We continued to ship a large volume of orders of BusinessObjects XI products in the three months ended June 30, 2005. Gross margins on net license fees were 94% for the three months ended June 30, 2005 compared to 95% for the three months ended June 30, 2004. Gross margins on net license fees were consistent at 94% for the six months ended June 30, 2005 and 2004.
     Cost of services revenues. Cost of services revenues increased $11.3 million, or 27%, in the three months ended June 30, 2005 from the three months ended June 30, 2004 (an increase of $9.7 million in constant currency). Cost of services revenues increased $21.1 million, or 25%, in the six months ended June 30, 2005 from the six months ended June 30, 2004 (an increase of $17.9 million in constant currency). During the three months ended June 30, 2005, we continued our investment in supporting our customers in the deployment of our products, including the addition of headcount to increase our overall professional services capacity. During the three months ended June 30, 2005, the cost increase was primarily attributable to three items: $4.5 million for headcount, associated benefits and travel costs, $3.9 million for professional fees primarily related to third-party consultants to support our consulting business and approximately $2.0 million in facilities and information technology costs. During the six months ended June 30, 2005, the cost increase was primarily attributable to three items: $8.1 million for headcount, associated benefits and travel costs, $8.7 million for professional fees, the majority of which related to third-party consultant fees and approximately $3.0 million in facilities and information technology costs.
     Gross margins on services revenues were 62% for the three months ended June 30, 2005 compared to 61% for the three months ended June 30, 2004. Gross margins on services revenues were 62% for the six months ended June 30, 2005 compared to 60% for the six months ended June 30, 2004. Taking into consideration the adjustment for deferred revenues previously discussed, gross margins decreased in relative terms from the comparative year periods by 2% for each of the three and six months ended June 30, 2005. These decreases were attributable to: (i) a slight shift to professional services revenues in the three months ended June 30, 2005, which yield lower margins; and (ii) the mix of outsourcing used for specific consulting engagements. Our consulting and training margins increased in the three months ended June 30, 2005 from the three months ended March 31, 2005, which we believe is a reflection of our investment in this area; however, these margins have not returned to levels of the previous year. We expect that services revenues will generally increase in the future and our margins will increase as a result.
Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Sales and marketing	$104.8	$99.3	$208.5	$196.5
Research and development	40.4	36.5	80.7	76.2
General and administrative	22.2	19.2	47.0	40.9
Restructuring costs	—	1.5	—	1.5

Total operating expenses	$167.4	$156.5	$336.2	$315.1

     Total operating expenses increased by $10.9 million, or 7%, (an increase of $5.9 million in constant currency), in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Total operating expenses increased by $21.1 million, or 7%, (an increase of $9.0 million in constant currency) in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The absolute dollar increases in each period are described by line item below.

In the three and six months ended June 30, 2005, total operating expenses as a percentage of total revenues decreased by 7% and 6%, respectively, from the three and six months ended June 30, 2004. The decrease as a percentage of total revenues was the result of: (i) cost synergies realized in the three and six months ended June 30, 2005; (ii) the absence of material integration costs associated with our acquisition of Crystal Decisions; (iii) lower stock-based compensation expense related to assumed options from Crystal Decisions; and (iv) a reduction in bad debt expenses. These cost decreases were partially offset by increases in overall facilities and information technology costs as we continue to expand worldwide.
     Sales and Marketing Expenses. Sales and marketing expenses increased by $5.5 million, or 6%, in the three months ended June 30, 2005 from the three months ended June 30, 2004 (an increase of $1.9 million in constant currency). Sales and marketing expenses increased by $12.1 million, or 6%, in the six months ended June 30, 2005 from the six months ended June 30, 2004 (an increase of $4.1 million in constant currency). Sales and marketing expenses decreased as a percentage of total revenues in both the three and six months ended June 30, 2005 compared to the comparable period due to revenue growing at a faster rate than spending on sales activities, and increased operational efficiencies resulting in part from reduced turnover, especially in the Americas. The increase in sales and marketing expenses were associated with increases in headcount and related benefits costs, costs associated with the January 2005 launch and advertising campaign for BusinessObjects XI, new marketing campaigns during the three months ended June 30, 2005 and increased facilities and information technology costs.
     Research and Development Expenses. Research and development expenses increased by $3.9 million, or 11%, in the three months ended June 30, 2005 from the three months ended June 30, 2004 (an increase of $1.6 million in constant currency). Research and development expenses increased by $4.5 million, or 6%, in the six months ended June 30, 2005 from the six months ended June 30, 2004 (an increase of $0.1 million in constant currency). Research and development expenses decreased by 1% of total revenues in each of the three and six months ended June 30, 2005 compared to 2004, mainly due to the result of the consolidation of locations since the acquisition of Crystal Decisions. In the three and six months ended June 30, 2005, cost increases were primarily associated with increased headcount costs, including an increase in our off-shore operations in India, and increased facilities and information technology costs.
     General and Administrative Expenses. General and administrative expenses increased by $3.0 million, or 16%, in the three months ended June 30, 2005 from the three months ended June 30, 2004 (an increase of $2.4 million in constant currency). General and administrative expenses increased by $6.1 million, or 15%, in the six months ended June 30, 2005 from the six months ended June 30, 2004 (an increase of $4.8 million in constant currency). The increase in the three months ended June 30, 2005 was primarily the result of $2.9 million in additional headcount costs, including temporary personnel and travel costs, $3.0 million of additional legal and accounting related professional fees, which were partially offset by a net decrease in bad debt expense of $1.6 million. The increase in the six months ended June 30, 2005 was attributable to all of these factors, including a $5.0 million increase in headcount, partially offset by a net decrease in bad debt expense of $3.6 million. The large decreases in bad debt expense were primarily attributable to collections of older accounts receivable balances which were reserved against in prior periods, but which we collected during the six months ended June 30, 2005.
     Restructuring Costs. Restructuring costs decreased by $1.5 million, or 100%, in each of the three and six months ended June 30, 2005 from the three and six months ended June 30, 2004. Restructuring costs in the three and six months ended June 30, 2004 were associated with the planned facility abandonment or closure of specific office locations occupied by us prior to the acquisition of Crystal Decisions.

Interest and Other Income (Expense), Net
     Interest and other income (expense), net were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Net interest income	$1.9	$0.8	$3.7	$1.7
Patent infringement settlement income	—	1.8	—	3.6
Net foreign exchange gains (losses)	1.8	(2.3)	4.4	(9.1)
Other income (expense)	(0.5)	—	(0.5)	—

Interest and other income (expense), net	$3.2	$0.3	$7.6	$(3.8)

     Net interest income. Net interest income for both the three and six months ended June 30, 2005 increased as the average interest earning balances of invested cash and cash equivalents were higher for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. Excess cash is invested in short-term vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our banking policies. As our worldwide cash position allows, we intend to invest in short-term investments that typically yield greater rates of return.
     Patent infringement settlement income. During the six months ended June 30, 2004, patent infringement settlement income consisted of quarterly payments from Cognos related to our U.S. Patent No. 5,555,403. Quarterly payments of $1.8 million commenced in September 2002 and concluded with a final quarterly payment in the three months ended June 30, 2004. We received no similar payments in the three or six months ended June 30, 2005.
     Net foreign exchange gains (losses). During the three months ended June 30, 2005, the majority of the $1.8 million net foreign exchange gains resulted from transactions by our Irish subsidiary, which was impacted by the continued strength of the U.S. dollar against the euro. The gains resulted primarily from cash transactions and the revaluation of certain receivables and unhedged intercompany loans. These gains were unrelated to the $2.6 million of net foreign exchange gains recorded during the three months ended March 31, 2005, the majority of which represented gains on the settlement of certain fourth quarter intercompany balances, which were settled in January 2005 and not hedged. The gains related to the settlement of intercompany balances at favorable terms as a result of currency fluctuation.
     During the six months ended June 30, 2004, we recognized $9.1 million of net foreign exchanges losses, $6.8 million of which were recognized in the three months ended March 31, 2004. The majority of the net foreign exchange loss for the three months ended March 31, 2004 represented non-operating net currency exchange losses which were primarily caused by the effect of a stronger U.S. dollar on our euro-denominated intercompany U.S. dollar loans, which arose as part of the Crystal Decisions Acquisition and integration process. These intercompany loans and the interest thereon were eliminated on consolidation; however, we incurred mark-to-market non-cash foreign exchange losses on the revaluation of these loans from U.S. dollars to euros on the euro-denominated statutory books. The majority of the $2.3 million net foreign exchange loss for the three months ended June 30, 2004 was attributable to the reversal of the March 31, 2004 unrealized gain of $3.4 million, partially offset by a gain on settlement of forward contracts.
     Since April 2004, we have mitigated the majority of the impact on our statements of income by entering into forward contracts whereby the mark-to-market adjustments on the forward contracts generally offset the gains or losses on the revaluation of the intercompany loans. In January 2005, we expanded our hedging strategy to include quarterly forecasted foreign-currency denominated intercompany transactions. While we believe we have covered the majority of our foreign exchange exposure by either being naturally hedged or with the use of forward or option contracts, the large variation in world currencies may result in unexpected gains or losses in future periods. We continue to assess our exposures on an ongoing basis.

Income Taxes
     We provide for income taxes for each interim period based on our estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three and six months ended June 30, 2005, we recorded discrete charges related to changes in estimates, partially offset by the provision to return true up recognized in association with filing certain of our income tax returns. As a result of these discrete charges, our effective tax rate increased to 39% for the three months ended June 30, 2005 from 38% for the three months ended June 30, 2004, and to 40% for the six months ended June 30, 2005 from 38% for the six months ended June 30, 2004.
Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Six Months Ended
(in millions)	June 30,
	2005	2004
Cash flow provided by operating activities	$71.3	$12.5
Cash flow used in investing activities	(13.9)	(16.3)
Cash flow provided by (used in) financing activities	16.0	(33.3)
Effect of changes in foreign currency exchange rates on cash and cash equivalents	(0.9)	4.3

Net increase (decrease) in cash and cash equivalents	$72.5	$(32.8)

     Cash and cash equivalents totaled $366.0 million at June 30, 2005, an increase of $72.5 million from December 31, 2004. In addition to the cash and cash equivalents balance at June 30, 2005, we held $17.9 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.
     While our cash and cash equivalents increased in the six months ended June 30, 2005, the overall balance decreased by $8.5 million from March 31, 2005. This decrease was primarily the result of: (i) less cash collected from accounts receivable in the three months ended June 30, 2005 in comparison to the large inflow of accounts receivable payments in the three months ended March 31, 2005 attributable to the strong revenues recognized in the three months ended December 31, 2004; (ii) additional payments of taxes due when we filed our tax returns in the three months ended June 30, 2005; (iii) fewer proceeds from stock option exercises; and (iv) the net payment of U.S. dollar equivalent $11.6 million on the settlement of forward contracts to purchase U.S. dollars, Canadian dollars and British pounds against the euro in the three months ended June 30, 2005. These forward contracts related to the hedging of intercompany loan liabilities in the records of our Irish subsidiary, and the net outflow of cash resulted in the reduction in the cumulative mark-to-market balance of the forward contract liabilities.
     Operating Activities. During the six months ended June 30, 2005, we generated more cash than we used from operations. These cash resources resulted primarily from net income excluding non-cash items of $76.9 million and net receipts of $29.0 million from accounts receivables, partially offset by cash payments of approximately $32.6 million for normal course tax liabilities, net payments of $14.4 million in accrued payroll and related expense accruals, and $11.6 million paid on the settlement of various forward contracts.
     The net decrease in accounts receivables from December 31, 2004 was due to the high level of collections during the six months ended June 30, 2005 and especially during the three months ended March 31, 2005. Given our strong fourth quarter of 2004, the significant amount of billings for maintenance renewals which generally are billed in the fourth quarter of the year, and efforts by our accounts receivable teams to collect receivables, our days sales outstanding decreased to 72 days at June 30, 2005 from 84 days at December 31, 2004, and decreased from 81 days at June 30, 2004.

Cash collected from accounts receivable was $43.9 million greater for the six months ended June 30, 2005 over the six months ended June 30, 2004, resulting in a reduction in days sales outstanding. Given the seasonality of our revenues and related collection of receivables, we expect the number of days sales outstanding will vary in future quarters but will generally remain within our target range of 60 to 75 days.
     During the six months ended June 30, 2004, we generated greater cash resources than we used from operations. The major uses of cash in the six months ended June 30, 2004 include: cash payments of approximately $13.0 million for restructuring charges; a net cash payment of $21.5 million in accrued payroll and related expense accruals which included severance payments to former employees, and cash payments of approximately $11.9 million for normal course tax liabilities. As a result of the integration of the two companies and the consolidation of certain portions of our collections teams in the three months ended June 30, 2004, our days sales outstanding increased to 81 days at June 30, 2004 from 66 days at December 31, 2003.
     Investing Activities. Net cash used in investing activities of $13.9 million in the six months ended June 30, 2005 primarily related to the purchase of computer hardware and software and related infrastructure costs to support our growth, and to a lesser extent, costs associated with facilities improvements. Net cash used in investing activities of $16.3 million in the six months ended June 30, 2004 related to capital expenditures and other equipment costs, including costs related to the continued implementation of financial systems and information technology infrastructure and the continued expansion of our facilities.
     Financing Activities. Net cash provided by financing activities of $16.0 million in the six months ended June 30, 2005 was attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans. During the six months ended June 30, 2004, the net use in cash of $33.3 million for financing activities included: (i) the transfer of $33.3 million of cash to a restricted account in accordance with a pledge and security agreement to collateralize forward contracts, (ii) the payment of $3.1 million against the escrow payable balance and resulting offsetting reduction of $3.3 million in restricted cash; (iii) the repurchase of 1 million of our shares for $21.0 million in the open market at a weighted average price per share of $20.95, partially offset by (iv) cash received of $20.7 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. We did not repurchase any shares on the open market during the six months ended June 30, 2005 or enter into any banking or credit agreements. We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans and/or the impact the change in our stock price will make on their decisions.
Future Liquidity Requirements
     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including, but not limited to, working capital, capital expenditures and operating lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a €100.0 million credit agreement in the three months ended December 31, 2004, which can be drawn in euros, U.S. dollars or Canadian dollars, with €60.0 million to satisfy general corporate financing requirements and a €40.0 million bridge loan for the purpose of acquiring companies and/or for medium- and long-term financing. The credit agreement restricts certain of our activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At June 30, 2005 there were no drawings against or balances due related to this credit agreement.

     Under the terms of an agreement and plan of merger dated July 20, 2005, by and among us, Sodium Acquisition Corporation, a Delaware corporation and an indirect, wholly owned subsidiary of the Company, SRC Software, Inc. (“SRC”), Vista Equity Fund II LP, and Andrew Ferguson, Stephen Reiff and Philip Sandstrom, an indirect, wholly owned subsidiary of the Company will merge with and into SRC and SRC will become an indirect, wholly owned subsidiary of ours. As a result of the merger, former stockholders of SRC will be entitled to receive the merger consideration and SRC options outstanding immediately prior to consummation of the merger will be assumed. The merger consideration will consist of $90.0 million in cash, subject to certain adjustments as set forth in the purchase agreement. Of the cash to be paid, $15.0 million will be held in escrow. The parties currently expect the transaction to close in September 2005; although, there can be no assurances that the transaction will close in that time period. We expect to finance this proposed transaction from our existing cash balances.
     The completion of the merger is subject to various closing conditions, including, among others, (i) obtaining the approval of the stockholders of SRC; (ii) the absence of any legal or regulatory restraint or prohibition preventing the consummation of the merger; (iii) expiration or termination of the applicable Hart-Scott-Rodino waiting period; (iv) certain exceptions, including the accuracy of the representations and warranties; and (v) the absence of any material adverse effect on SRC.
Contractual Obligations
     Our contractual obligations have not changed materially from those presented as of December 31, 2004 in our Annual Report on Form 10-K, except for an amendment to a lease agreement which we entered into on March 29, 2005 for our Paris, France facility. The lease amendment will result in an increase of approximately $13.8 million of operating lease commitments over the duration of the lease. The increase in operating lease commitments resulted from the three-year term extension to July 2012, partially offset by a decrease in annual rent effective April 2005. At December 31, 2004, our estimated commitment related to operating leases was $245.3 million, which included rent commitments related to our Paris, France facility through the original lease termination date of July 2009.
Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of June 30, 2005 or December 31, 2004. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
     We entered into a guarantee agreement to guarantee the obligations of two of our subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At June 30, 2005, there were five option contracts with the bank under this guarantee in the aggregate notional amount of Canadian $26.3 million. In addition, there were three forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $8.7 million as converted at the period end exchange rate. There was no liability under this guarantee as our subsidiaries were not in default of any contract.

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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, we measured and recorded the fair value of these obligations at June 30, 2005 and December 31, 2004 and such amounts were included in other current liabilities in the condensed consolidated balance sheets. These liabilities are not associated with the Crystal Decisions restructuring plan.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of June 30, 2005 or December 31, 2004. In accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), our French pension plan which is managed by a third party is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan which was less than $0.1 million at June 30, 2005 and approximately $0.1 million at December 31, 2004. In accordance with FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the interpretation provisions of FIN 46 to their employee benefit plans that are accounted for under FAS 87. We have not provided the full disclosure under FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement benefit – an amendment of FASB Statements No. 87, 88, and 106” as this plan is not material to our operations.
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
•	Recognition of revenues

•	Business combinations

•	Restructuring accruals

•	Impairment of goodwill, intangible assets and long-lived assets

•	Derivative financial instruments

•	Contingencies and litigation

•	Accounts receivable, including allowances for doubtful accounts

•	Consolidated tax provision, including accruals, and deferred income tax assets and liabilities

•	Accounting for stock-based compensation
     There have been no significant changes in our critical accounting policies during the six months ended June 30, 2005 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Recent Pronouncements
     Share Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R is effective for annual periods beginning after June 15, 2005 and for the interim periods thereafter. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or a modified-retrospective transition method, either of which effectively dictates in which period the actual expense will be reported in the statements of income. We currently intend to apply the modified-prospective transition method when we adopt FAS 123R on January 1, 2006, which will result in the recognition of an expense in the statement of income in periods after January 1, 2006.
     Commencing with the three months ending March 31, 2006, a pro rata portion of the actual expense determined at January 1, 2006 will be expensed to the statements of income over the remaining requisite service period of the applicable stock-based awards, which is on average three years for stock awards currently outstanding. The actual expense reported in the statements of income will be impacted by factors which may include, but are not limited to: (i) individuals leaving us who forfeited unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as our options were issued in euros (other than those assumed in the Crystal Decisions Acquisition) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after June 30, 2005, including the potential issue of restricted stock awards or units.
     At December 31, 2004, we estimated the anticipated cost associated with past grants on the adoption of FAS 123R to be approximately $72 million. We decreased this cost estimate to approximately $50 million at March 31, 2005. The decrease in the estimate was the result of: (i) the six-month delay in implementation of FAS 123R, which effectively reduced the number of unvested options outstanding on which the expense will be calculated; (ii) stock option and share warrant cancellations during the period, which resulted in fewer outstanding stock options and share warrants and (iii) the impact of currency changes. We are in the process of determining a revised estimate of stock-based compensation cost under FAS 123R.
     We are in the process of determining the impact FAS 123R will have on our effective tax rate and cash flow from operations. We cannot currently estimate the amount of stock-based compensation expense or the amount of associated tax benefit, if any, which will relate to stock-based awards granted or issued subsequent to June 30, 2005.

     In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides the SEC staff position regarding the application of FAS 123R. SAB 107 contains interpretive guidance related to the interaction between FAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation and disclosure of share-based payment arrangements for public companies. We continue to evaluate SAB 107.
     Accounting Changes and Error Corrections. In May 2005, the FASB Issued FAS No. 154, "Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, "Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application of the standard. We will adopt this standard on January 1, 2006 and currently do not anticipate that it will have a material impact on our financial statements or disclosures.

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
     Historically, our quarterly operating results varied substantially from quarter to quarter, and we anticipate that this will continue. This fluctuation occurs principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:
•	we typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchasing decisions in anticipation of changes to our product line, other new products, product enhancements or platforms or in response to announced pricing changes by us or our competitors;

•	we expect our revenues to continue to vary based on the mix of products and services and the amount of consulting services that our customers order;

•	we depend, in part, on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we expect our revenues to continue to be sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise.
     General market conditions and other domestic or international macroeconomic and geopolitical factors unrelated to our performance also affect our quarterly revenues and operating results. For these reasons, quarter to quarter comparisons of our revenues and operating results may not be meaningful and you should not rely on them as an indication of our future performance.

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
     In the past, customers have deferred purchase decisions as the expected release date of our new products have approached, and have delayed making purchases of the new product to permit them to undertake a more complete evaluation or until industry analysts have commented upon the products. We released the Microsoft Windows version of BusinessObjects XI in December 2004, and by the end of June 2005, had released all related products on this platform in all supported languages. BusinessObjects XI could be particularly susceptible to deferred or delayed orders, since it represents the integration of our former stand-alone Business Objects and Crystal Decisions product lines. Some customers may delay purchasing BusinessObjects XI until this product is available in their desired configuration, until later releases or until third party opinion is widely available.
     Any customer hesitation could result in purchase delays from one quarter to the next, causing quarterly orders and associated shipments and revenues to vary more significantly during this transition than we have previously experienced. The impact on revenues of the introduction of BusinessObjects XI may be exacerbated or reduced by normal seasonal spending patterns. Our customers can elect to continue to use stand-alone products for some time and we may not be able to convince them to adopt our combined product. As a result, we may have to continue to support multiple products for a period of time.
     In addition, we anticipate that the pattern of adoption of BusinessObjects XI by existing customers, and the related impact on our revenues, may not be consistent with the patterns we have previously experienced because we have announced that the old Business Objects and Crystal Decisions’ products will transition to end of life over the next 18 months. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI product, which may be viewed by them as a more significant decision about how to manage their BI platform. We cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.
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
     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. Until and including 2004, we also prepared financial statements in accordance with French GAAP according to French law. Effective January 1, 2005, our statutory and consolidated French financial statements will be prepared in conformity with International Financial Reporting Standards (“IFRS”). The International Accounting Standards Board, which is the body formed to create the international standards, has undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS applicable to us relate to the treatment of stock-based compensation expense and the accounting for treasury shares related to a prior acquisition. For our consolidated financial statements prepared in accordance with IFRS, our previously reported results were required to be restated in accordance with IFRS. The opening balance sheet as of January 1, 2004 in accordance with IFRS was filed on April 26, 2005 with the Autorité des Marchés Financiers in France in our 2004 Document de Référence. Our accounting policies that recently have been or may in the future be affected by the changes in the accounting rules are as follows:
•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities; and

•	accounting for goodwill and other intangible assets.
     Changes in these or other rules, or the scrutiny of current practices, may have a significant adverse effect on our reported operating results or the way in which we conduct our business.
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
     Additionally, we may face competition from many companies with whom we have strategic relationships, including Hyperion Solutions Corporation, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation and SAP AG, all of whom offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products will be specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.
Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, acquisitions of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.
     Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, some of these competitors may enjoy greater name recognition and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. Moreover, some of our competitors, particularly companies that offer relational database management software systems, enterprise resource planning software systems and customer relationship management systems may have well established relationships with some of our existing and targeted customers. This competition could harm our ability to sell products and services effectively, which may lead to lower prices for our products, reduced revenues and market share, and ultimately, reduced earnings.
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
     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. For example, in July 2005, we agreed to acquire SRC Software, Inc., a privately held maker of financial planning and analysis software. It is possible that the contemplated benefits of an acquisition may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If our integration of future acquisitions is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

We have strategic relationships with Microsoft and SAP which, if terminated, could reduce our revenues and harm our operating results.
     We have strategic relationships with Microsoft, SAP and Oracle that enable us to bundle our products with those of Microsoft, SAP and Oracle, and we are also developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, SAP or Oracle will devote adequate resources to promoting and selling our products. In addition, Microsoft, SAP or Oracle have designed their own BI software. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. If Microsoft, SAP or Oracle reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or increases its selling efforts of its own business intelligence software, our reputation as a technology partner with them could be damaged and revenues and operating results may be reduced. For example, Microsoft is actively marketing its reporting product for its SQL server BI platform.
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
     Our products and platforms are internally complex and may contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered after commercial release of either new versions or enhancements of our products and platforms:
•	potential customers may delay purchases;

•	customers may react negatively, which could reduce future sales;

•	our reputation in the marketplace may be damaged;

•	we may have to defend product liability claims;

•	we may be required to indemnify our customers, distributors, original equipment manufacturers or other resellers;

•	we may incur additional service and warranty costs; and

•	we may have to divert additional development resources to correct the defects and errors, which may result in the delay of new product releases or upgrades.
     If any or all of the foregoing occur, we may lose revenues, incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.
We may have difficulties providing and managing large scale deployments, which could cause a decline or delay in recognition of our revenues and an increase in our expenses.
     We may have difficulty managing the timeliness of our large scale deployments and our internal allocation of personnel and resources. Any such difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services, which could cause a decline in or delay in recognition of revenues, and could cause us to increase our research and development and technical support costs, either of which could adversely affect our operating results.
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
     It may be difficult to design and implement effective internal control over financial reporting for combined operations. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Crystal Decisions with our existing systems in 2004 and, if our acquisition of SRC is completed, we will be required to integrate SRC’s systems with ours. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems at all. In either case, the effectiveness of our internal control may be impaired. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls; especially when such systems and controls are tested by increased scale of growth or the impact of acquisitions.
     If we fail to maintain an effective system of internal control or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems we may be unable to produce reliable financial reports or prevent fraud and it could harm our results of operations and financial condition. This could result in a negative perception of our ability to operate in compliance with existing internal control rules and regulations and subsequently a decline in our stock price.
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
     If we are unable to respond quickly and successfully to these developments and changes, we may lose our competitive position. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Further, if we do not appropriately time the introduction or the announcement of new products or enhancements to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements, our customers may defer or forego purchases of our existing products. In addition, we will have expended substantial resources without realizing the anticipated revenues, which would have an adverse effect on our results of operations and financial condition.
We are currently a party to several lawsuits with MicroStrategy. The prosecution of these lawsuits could have a substantial negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.
     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7.0i. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the District Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to claim in U.S. Patent No. 5,555,403. The District Court heard summary judgment motions on June 10, 2005. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We intend to appeal this ruling. We cannot reasonably estimate at this time whether a monetary settlement will be reached.
     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software products, BusinessObjects Broadcast Agent Publisher, BusinessObjects Broadcast Agent Scheduler and BusinessObjects Infoview, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. Trial on U.S. Patent No. 6,260,050 was scheduled to begin June 14, 2004. On June 7, 2004, the Court informed the parties that the Court was of the opinion that summary judgment should be granted in our favor as to non-infringement of MicroStrategy’s Patent No. 6,260,050 and canceled the trial. On August 6, 2004, the Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. We expect a ruling in late 2005 or in 2006.
     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004 MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. We expect a ruling by the Court of Appeals in late 2005 or early 2006.
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
     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, that alleged that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. We became a party to this action when we acquired Crystal Decisions. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English High Court. In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal.
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
     On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are engaged in discovery. On August 2, 2005, the Court issued its claim construction order. The Court had previously vacated the August 16, 2004 trial date and no new trial date has been set. We are defending the action vigorously. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.
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

We are a party to litigation with Decision Warehouse. The prosecution of this lawsuit could have a substantial negative impact on our business. Should Decisions Warehouse prevail, we may be required to pay substantial monetary damages.
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
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. Our complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting. No trial date has been set.
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
     Although our name, when used in combination with our previous logo, is registered as a trademark in France, the United States and a number of other countries, we may have difficulty asserting our trademark rights in the name “Business Objects” because some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police the unauthorized use of our name or otherwise prevent our name from becoming a part of the public domain. We are registering a new trademark associated with our name “Business Objects” in numerous jurisdictions. We may have difficulty registering the new trademark because it may be considered generic or descriptive, or may conflict with pre-existing marks in some jurisdictions. We also have other trademarks or service marks in use around the world, and we may have difficulty registering or maintaining these marks in some countries, which may require us to change our marks or obtain new marks.

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
     The potential effects on our business operations resulting from third party infringement claims that have been filed against us and may be filed against us in the future include the following:
•	we would need to commit management resources in defense of the claim;

•	we may incur substantial litigation costs in defense of the claim;

•	we may have to expend significant development resources to redesign our products;

•	we may be required to enter into royalty and licensing agreements with such third party under unfavorable terms; and

•	we could be forced to cease selling or delay shipping our products should an adverse judgment be rendered against us.
     We may also be required to indemnify customers, distributors, original equipment manufacturers and other resellers for third-party products incorporated in our products if such third party’s products infringe upon the intellectual property rights of others. Although many of these third parties who are commercial vendors will be obligated to indemnify us if their products infringe the intellectual property rights of others, any such indemnification may not be adequate.
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
     No customer accounted for 10% or more of our total revenues in the three or six months ended June 30, 2005 or in any quarter in 2004. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.
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
     Our success depends upon a number of key management, sales, technical and other critical personnel, including our co-founder, Bernard Liautaud, who is our chairman of the board of directors and chief executive officer, the loss of whom could adversely affect our business. The loss of the services of any key personnel or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives and the results of our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.
We have multinational operations that are subject to risks inherent in international operations.
     We have significant operations outside of France and the United States including development facilities, sales personnel and customer support operations. For example, as of June 30, 2005 we relied on approximately 390 software developers in India through a contract development agreement. Our international operations are subject to certain inherent risks including:
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

FAS 123R requires that such transactions be accounted for using a fair-value based method. FAS 123R is effective for annual periods beginning after June 15, 2005 and for interim periods thereafter. In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment”, we are required for our French consolidated and statutory financial reporting requirements to report the expense associated with stock-based compensation in our statements of income commencing on January 1, 2005.
     We continue to assess the impact that the adoption of FAS 123R will have on our results of operations and financial position. In addition, our effective tax rate will be adversely affected by the adoption of the final standard to the extent to which we are unable to record a tax benefit on the stock-based compensation expense. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards will impact all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.
Fluctuations in exchange rates between the euro, the U.S. dollar and the Canadian dollar, as well as other currencies in which we do business, may adversely affect our operating results.
     We transact business in an international environment. As a result, we may experience substantial foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. We incur Canadian dollar expenses that are substantially larger than our Canadian dollar revenues, and we generate a substantial portion of our revenues and expenses in currencies other than the U.S. dollar, including the euro and the British pound. We may experience foreign exchange gains and losses on a combination of events, including revaluation of foreign denominated amounts to the local currencies, gains or losses on forward or option contracts settled during and outstanding at period end and other transactions involving the purchase of currencies.
     As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. For example, for the six months ended June 30, 2005, if income from operations were translated based at the currency exchange rates that were in effect for the six months ended June 30, 2004, we would have had $2.7 million greater income from operations than reported. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.
     While we believe we have put strategies in place to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict the change in currency exchange rates in the future.
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
     As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions may be challenged and that we may not succeed in realizing the anticipated tax benefit. We establish specific reserves when it is our belief that may not be likely to succeed in realizing a tax benefit. We also evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. Although we believe our estimates are reasonable, that our tax positions comply with applicable tax law, and that we have adequately provided for any known tax contingencies, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results for either the period of our original estimate or for the period in which the determination of an unfavorable outcome is made.
     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded as part of goodwill as part of the price purchase allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a Protest Letter. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and are included in the income taxes payable balance on the condensed consolidated balance sheets at June 30, 2005 and December 31, 2004. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill.

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
     Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against us and certain of our current and former officers and directors. The actions commenced in the courts for the Southern District of California and the Southern District of New York were transferred to the Northern District of California. All four actions were consolidated into one action in the Northern District of California and a consolidated amended complaint (“CAC”) was filed in January 2005 seeking unspecified damages. The CAC alleged violations of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in our American depositary receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaint alleged that during that Class Period, we and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, our acquisition of Crystal Decisions, our Enterprise 6 product and our forecasts and financial results for the three months ended March 31, 2004. In February 2005, we and other defendants moved to dismiss the CAC. On July 27, 2005, the Court granted defendants’ motion to dismiss and granted plaintiffs 30 days to file an amended complaint. We are unable to predict the outcome of these actions; however, were an unfavorable outcome to arise, such outcome could have a material adverse effect on our results of operations, liquidity or financial position.
     On July 23, 2004, two purported shareholder derivative actions were filed in Santa Clara County Superior Court against certain of our current and former officers and directors, styled Bryan Aronoff, et al. v. Bernard Liautaud, et al. and Ken Dahms v. Bernard Liautaud, et al. We are named as a nominal defendant. These actions were consolidated into one action August 16, 2004 and in September 2004, derivative plaintiffs filed the consolidated complaint. The complaint is based on the same facts and events alleged in the class action complaints and alleged violations of California Corporations Code Sections 25402 and 25502.5, breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment by certain of our current and former officers and directors. The derivative plaintiffs seek damages, disgorgement of profits, equitable, injunctive, restitutionary and other relief. In December 2004, defendants filed a motion to dismiss the complaint. On April 28, 2005, plaintiffs voluntarily dismissed the case without prejudice and this matter was concluded.
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
     New SAC and certain of its affiliates own a significant percentage of our company as a result of our acquisition of Crystal Decisions. As of July 31, 2005, New SAC and certain of its affiliates owned approximately 17.6% of our voting rights. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.
Additional sales of our shares by New SAC and certain of its affiliates, our employees or issuances by us in connection with future acquisitions could adversely affect the market price of our shares.
     New SAC and certain of its affiliates have rights, subject to specified conditions, to require us to file a registration statement on its behalf to register for resale shares in us that they currently hold or to include such shares in registration statements we may file independently. In addition, New SAC can unilaterally distribute its shares in us to its shareholders. In October 2004, we filed a registration statement on Form S-3 with the SEC on behalf of New SAC, registering for resale up to 14,365,339 of our shares held by New SAC. In June 2005, we amended this registration statement and increased the number of shares eligible for resale thereunder from 14,365,339 to 15,887,329. If New SAC or, after any distribution by New SAC to its shareholders of the shares it holds in us, certain of its affiliates, resell a substantial number of these shares in a short period of time, this could cause the market price of our shares to decline. The perception among investors that these sales may occur could produce the same effect. In addition, if we were to include New SAC’s shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our shares. Furthermore, any resale by New SAC or its affiliates of a large number of its shares in us pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), such as through Rule 144, may cause the price of our common shares to decline.
Provisions of our articles of association and French law could have anti-takeover effects and could deprive shareholders who do not comply with such provisions of some or all of their voting rights.
     Provisions of our articles of association and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over our company. For example, French law provides that any individual or entity (“person”), acting alone or in concert with others, that becomes the owner or ceases to be the owner, holding more than 5%, 10%, 20%, 33 1/3%, 50% or 66 2/3% of the share capital or voting rights of our company is required to notify us and the AMF within five trading days of crossing any of the applicable percentage thresholds, of the number of shares and voting rights held by it. The AMF makes any such notice public. Additionally, any person acquiring more than 10% or 20% of the share capital or voting rights of our company must notify us and the AMF within 10 trading days of crossing any of these thresholds, and file a statement of their intentions relating to future acquisitions or participation in the management of our company for the following 12 month period, including whether or not this person is acting alone or in concert and whether or not they intend to continue their purchases to acquire control of our company or to seek nominations to our board of directors. This person may amend their stated intentions, provided that they do so on the basis of significant changes in their own situation or stockholding. Upon any change of intentions, they must file a new statement. The AMF makes these statements public. Any shareholder who fails to comply with these requirements shall have voting rights for all shares in excess of the relevant threshold suspended for two years following the completion of the required notification. Moreover this shareholder may have all or part of its voting rights within our company suspended for up to five years by the relevant commercial court at the request of our chairman, any of our shareholders or the AMF. In addition, such shareholders may be subject to a fine of €18,000 for violation of the share ownership notification requirement and up to €1,500,000 for violation of the notification requirement regarding the statement of intentions.
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
     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,203,194 ordinary shares based on our share capital as of July 31, 2005. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,806,561 ordinary shares based on our company’s voting rights as of July 31, 2005, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.
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
     Our operating results may be below the expectations of public market analysts and investors’ and therefore, the market price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations in recent periods, which have particularly affected the market prices of many technology companies and often are unrelated and disproportionate to the operating performance of these particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our shares. The market fluctuations have affected our stock price in the past and could continue to affect our stock price in the future. The market price of our shares may be affected by the following factors:
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
     The closing price of our ADSs on the Nasdaq National Market for the period of January 1, 2004 to July 31, 2005 ranged from a low of $17.43 to a high of $38.34.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the six months ended June 30, 2005 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2004. Further information on the impact of foreign currency exchange rate fluctuations is further described in Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.

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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding this Item may be found in Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This information is incorporated by reference to this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the six months ended June 30, 2005, we did not repurchase any of our ordinary shares or American depositary shares. At June 30, 2005, a maximum of 3,306,754 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase program. On June 14, 2005, our shareholders approved the proposal to authorize our Board of Directors to renew the existing repurchase program for the repurchase of up to 8.4 million ordinary shares at a price not to exceed €30.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 14, 2005, also requires that the total number of treasury shares may not exceed 10% of our share capital.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 20, 2005, the Company filed a Current Report on Form 8-K, which included the information required by Item 4. Submission of Matters to a Vote of Security Holders. The information provided under Item 8.01 of the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2005 is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

10.24	French Employee Savings Plan, as amended June 14, 2005.
10.52	2004 International Employee Savings Plan, as amended June 14, 2005.
10.63	Stock Subscription Warrant Agreement for Carl S. Pascarella.
10.64	Stock Subscription Warrant Agreement for Gerald Held.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
100.INS*	XBRL Instance Document
100.SCH*	XBRL Taxonomy Extension Schema Document
100.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
100.LAB*	XBRL Taxonomy Extension Label Linkbase Document
100.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

* Attached as Exhibit 100 to this Form 10-Q for the three months ended June 30, 2005, are the: (i) condensed consolidated balance sheets at June 30, 2005 and December 31, 2004, (ii) condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2004, and (iii) condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and these are not official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, Exhibit 100 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
     The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of our condensed consolidated financial statements included in Part I, Financial Information to this Form 10-Q and not rely on the XBRL format documents in making investment decisions.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A.
(Registrant)

Date: August 9, 2005	By:	/s/ Bernard Liautaud

Bernard Liautaud
Chairman of the Board and
Chief Executive Officer

Date: August 9, 2005	By:	/s/ James R. Tolonen

James R. Tolonen
Chief Financial Officer and
Senior Group Vice President

EXHIBIT INDEX

Exhibit No.	Description

10.24	French Employee Savings Plan, as amended June 14, 2005.
10.52	2004 International Employee Savings Plan, as amended June 14, 2005.
10.63	Stock Subscription Warrant Agreement for Carl S. Pascarella.
10.64	Stock Subscription Warrant Agreement for Gerald Held.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
100.INS*	XBRL Instance Document
100.SCH*	XBRL Taxonomy Extension Schema Document
100.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
100.LAB*	XBRL Taxonomy Extension Label Linkbase Document
100.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

* Attached as Exhibit 100 to this Form 10-Q for the three months ended June 30, 2005, are the: (i) condensed consolidated balance sheets at June 30, 2005 and December 31, 2004, (ii) condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2004, and (iii) condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and these are not official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, Exhibit 100 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
     The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of our condensed consolidated financial statements included in Part I, Financial Information to this Form 10-Q and not rely on the XBRL format documents in making investment decisions.