Form 10-Q
period 2005-09-30
BUSINESS OBJECTS S.A.
filed 2005-11-09
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, the number of issued ordinary shares was 94,010,222, €0.10 nominal value, (including 31,396,035 American depositary shares, each corresponding to one ordinary share, 124,698 treasury shares and 2,858,140 shares held by Business Objects Option LLC). As of October 31, 2005, we had issued and outstanding 91,152,082 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	September 30,	December 31,
	2005	2004 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$332,464	$293,485
Restricted cash	32,044	14,043
Short-term investments	4,801	3,831
Accounts receivable, net	200,929	248,957
Prepaid and other current assets	62,775	54,903

Total current assets	633,013	615,219
Goodwill	1,139,014	1,067,694
Other intangible assets, net	114,566	124,599
Property and equipment, net	63,144	64,053
Deposits and other assets	39,849	51,363

Total assets	$1,989,586	$1,922,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,709	$40,939
Accrued payroll and related expenses	68,215	84,918
Income taxes payable	77,823	85,000
Deferred revenues	190,707	194,366
Other current liabilities	71,461	83,544
Escrows payable	24,657	6,654

Total current liabilities	473,572	495,421
Other long-term liabilities	13,038	14,047
Long-term deferred revenues	5,401	6,316

Total liabilities	492,011	515,784

Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.12 at September 30, 2005 and $0.14 at December 31, 2004): authorized 122,386 and 122,334; issued 96,930 and 95,922; issued and outstanding 94,012 and 92,220; respectively at September 30, 2005 and December 31, 2004	10,535	10,312
Additional paid-in capital	1,200,662	1,167,336
Treasury and Business Objects Option LLC shares: 5,986 shares at September 30, 2005 and 6,769 shares at December 31, 2004	(53,335)	(53,335)
Retained earnings	307,432	249,720
Unearned compensation	(4,720)	(8,079)
Accumulated other comprehensive income	37,001	41,190

Total shareholders’ equity	1,497,575	1,407,144

Total liabilities and shareholders’ equity	$1,989,586	$1,922,928

See accompanying notes to Condensed Consolidated Financial Statements

(1)	The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Net license fees	$120,308	$105,705	$360,317	$337,380
Services	141,073	113,765	412,248	321,563

Total revenues	261,381	219,470	772,565	658,943

Cost of revenues:
Net license fees	7,169	7,117	21,586	20,770
Services	54,854	42,470	159,016	125,544

Total cost of revenues	62,023	49,587	180,602	146,314

Gross profit	199,358	169,883	591,963	512,629

Operating expenses:
Sales and marketing	103,622	96,543	312,131	292,995
Research and development	42,849	35,339	123,550	111,583
General and administrative	22,799	21,366	69,830	62,312
Restructuring costs	—	—	—	1,492

Total operating expenses	169,270	153,248	505,511	468,382

Income from operations	30,088	16,635	86,452	44,247
Interest and other income (expense), net	2,895	1,137	10,473	(2,670)

Income before provision for income taxes	32,983	17,772	96,925	41,577
Provision for income taxes	(13,416)	(6,743)	(39,213)	(15,800)

Net income	$19,567	$11,029	$57,712	$25,777

Basic net income per ordinary share and ADS	$0.22	$0.12	$0.64	$0.29

Diluted net income per ordinary share and ADS	$0.21	$0.12	$0.63	$0.28

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	90,552	88,495	90,005	88,745

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	93,455	89,792	92,286	91,210

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
Operating activities:
Net income	$57,712	$25,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,016	25,224
Amortization of other intangible assets	23,865	23,085
Stock-based compensation expense	3,922	5,309
Acquired in-process research and development	2,384	—
Loss on retirement of property and equipment	831	—
Deferred income taxes	4,030	(17,456)
Tax benefits from employee stock plans	—	2,517
Changes in operating assets and liabilities:
Accounts receivable, net	40,331	3,549
Prepaid and other current assets	(13,340)	(6,755)
Deposits and other assets	11,379	(16,873)
Accounts payable	1,616	(11,411)
Accrued payroll and related expenses	(15,645)	(21,444)
Income taxes payable	(1,270)	3,925
Deferred revenues	3,237	32,671
Other liabilities	(13,111)	(7,672)
Short-term investments classified as trading	(970)	(290)

Net cash provided by operating activities	128,987	40,156

Investing activities:
Purchases of property and equipment	(22,477)	(24,161)
Business acquisitions, net of acquired cash	(95,858)	—

Net cash used in investing activities	(118,335)	(24,161)

Financing activities:
Issuance of shares	30,095	28,191
Purchase of treasury shares	—	(40,231)
Transfer of cash (to) from restricted cash	2	(17,861)
Payments on escrows payable	—	(3,083)

Net cash provided by (used in) financing activities	30,097	(32,984)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,770)	4,225

Net increase (decrease) in cash and cash equivalents	38,979	(12,764)
Cash and cash equivalents, beginning of the period	293,485	235,380

Cash and cash equivalents, end of the period	$332,464	$222,616

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
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

Ordinary Shares, Treasury Shares and Business Objects Option LLC Shares
     At September 30, 2005, the difference between the 96.930 million issued ordinary shares and the 94.012 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represents the 2.918 million shares held by Business Objects Option LLC. Shares held by Business Objects Option LLC to be relinquished upon the exercise of options assumed in connection with the Crystal Decisions or SRC Software, Inc. acquisitions are not deemed to be outstanding, they will not be entitled to voting rights, and will not be included in the calculation of basic net income per ordinary share and ADS until such time as the option holders exercise their options.
     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist by Euronext Paris S.A. (Compartment A) and the ADSs are traded on the Nasdaq National Market. For the convenience of the reader in this document, net income (loss) per ordinary share and ADS will be referenced as net income (loss) per share, as applicable, in the remainder of this document.
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
     For those contracts that consist solely of licenses and maintenance, the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. Vendor-specific objective evidence of the fair value of maintenance is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals).
     Services consist of maintenance, consulting and training. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and services revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether: (i) the services are available from other vendors; (ii) the services involve a significant degree of risk or unique acceptance criteria; and (iii) whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting and training services is based upon average daily rates. When the Company provides services only, the contracts are typically structured on a time and materials basis.
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
     Deferred revenues represent amounts under license and services arrangements for which the earnings process has not been completed. Deferred revenues primarily relate to maintenance contracts, which are amortized ratably to revenues over the term of the maintenance contracts. In addition, deferred revenues also include amounts relating to term-based licenses as well as license arrangements where there are unspecified future deliverables or where specified customer acceptance has not yet occurred.
Accounting for Stock-based Compensation
     The Company grants stock options to its employees pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock purchase plans. The Company also grants warrants to purchase shares to its nonemployee directors. With the exception of the stock options assumed in the Crystal Decisions acquisition which are denominated in U.S. dollars, the awards granted by the Company are denominated in euro. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
     The Company is required to provide pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the fair-value based method had been applied in measuring stock-based compensation expense. The fair-value based method is in accordance with Statement of Financial Accounting Standards (“FAS”) No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which was amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”). FAS 148 sets forth the requirement to provide prominent disclosure of pro forma information regarding net income (loss) and net income (loss) per share as calculated under the provisions of FAS 123. For purposes of the pro forma disclosure, through the end of 2004, management estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes option-pricing valuation model by applying various weighted average assumptions. In the assessment of the application of the International Financial Reporting Standards (“IFRS”) on “Share-Based Payment” (“IFRS 2”), for its international reporting requirements, and the expected adoption of a revised FAS 123 standard under U.S. GAAP on January 1, 2006, the Company changed to a binomial-lattice option-pricing model to value its stock options and warrants for all grants issued after January 1, 2005. The binomial-lattice option-pricing model is an acceptable method under both U.S. GAAP and IFRS 2. The Company has retained the Black-Scholes option-pricing valuation model for the calculation of the fair value of options under each of its 1995 International Employee Stock Purchase Plan (“1995 IESPP”) and its 2004 International Employee Stock Purchase Plan (“2004 IESPP”). The grant date fair value of stock awards is amortized on a straight line basis over the requisite service period. The Company is unable to reasonably estimate the fair value of shares issued under its French Employee Stock Purchase Plan (“ESPP”) because the measurement date is not established until the end of the purchase period. In accordance with FASB Technical Bulletin No. 97-1, the Company has valued shares issuable under this plan using the intrinsic value method at the end of the purchase period.

     The following table provides pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if the fair-value based method had been applied in measuring stock-based compensation expense.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	Revised 2004	Revised 2005	Revised 2004
	(in thousands, except per share amounts)
Net income – as reported	$19,567	$11,029	$57,712	$25,777
Add: Amortization of stock-based compensation expense included in reported net income, net of estimated tax related benefits of $389 and $1,232 for the three and nine months ended September 30, 2005 and $578 and $2,017 for the three and nine months ended September 30, 2004	708	944	2,224	3,292
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of estimated tax related benefits of $1,077 and $3,159 for the three and nine months ended September 30, 2005 and $1,679 and $5,870 for the three and nine months ended September 30, 2004	(10,676)	(14,419)	(31,336)	(49,686)

Net income (loss) – pro forma	$9,599	$(2,446)	$28,600	$(20,617)

Net income per share – as reported
Basic	$0.22	$0.12	$0.64	$0.29

Diluted	$0.21	$0.12	$0.63	$0.28

Net income (loss) per share – pro forma
Basic	$0.11	$(0.03)	$0.32	$(0.23)

Diluted	$0.10	$(0.03)	$0.31	$(0.23)

     The reported pro forma net income (loss) for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2005 have been decreased by $7.7 million, $32.1 million and $8.4 million, respectively, for options assumed in connection with the Crystal Decisions acquisition, options exchanged under stock option exchange programs, and the estimation of the potential tax benefit.
     The amortization of stock-based compensation expense included in reported net income for the three and nine months ended September 30, 2005 and 2004 primarily represented amortization of unearned compensation related to stock options assumed in the Crystal Decisions and SRC acquisitions which were unvested at the time of the related acquisitions. Amortization of stock-based compensation expense was tax-effected at the actual rates included in the computation of net income, which does not necessarily equate to the actual tax benefit which will be received.
     Pro forma net income (loss) includes the tax-effected stock-based compensation expense determined under the fair-value based method. The calculated tax benefit for three and nine months ended September 30, 2005 and 2004, may not be equal to, and could vary materially from, the actual tax deduction that the Company will be entitled to receive upon exercise of the stock options.

     The weighted average assumptions used in the calculation of the fair value of options, warrants and shares under IESPP granted or purchased during the three months ended September 30, 2005 and 2004 were as follows:

	Three Months ended
	September 30,
	Employee stock option plans		International Employee
	and warrants		Stock Purchase Plans
	2005	2004	2005	2004
Weighted average expected life (in years) (1)	4.73	3.00	0.50	0.50
Volatility	53%	60%	41%	56%
Risk-free interest rate	2.9%	2.9%	2.2%	1.0%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options, warrants/awards under IESPP granted or purchased during the period	$13.82	$8.07	$6.51	$8.26

(1)	The expected life of stock awards is an output of the binomial-lattice model versus an input for the Black-Scholes model.
     Options and warrants. For the nine months ended September 30, 2005, the change in the valuation model had no material impact on reported total expenses, net income or net income per share as stock-based compensation expense is currently only reported in the financial statement notes in accordance with APB 25. Commencing on January 1, 2006, the unvested portion of the options will be amortized into the statements of income over the remaining requisite service period. As the revaluation of prior period fair values is specifically precluded under FAS 123R, reported stock-based compensation costs will be calculated using fair values calculated under both the Black-Scholes and binomial-lattice option-pricing models. If the Company had continued to use the Black-Scholes model and the previous historical weighted average input assumptions, the total expense used in the calculation of pro forma net income (loss) related to stock options and warrants granted during the nine months ended September 30, 2005 would have been approximately $0.2 million lower, before the impact of taxes, than that calculated using the binomial-lattice option-pricing model.
     Employee Stock Purchase Plans. During the three months ended September 30, 2005 and 2004, 70,281 shares and 57,416 shares were purchased under the French ESPP which had intrinsic values of $11.39 and $5.66 per share, respectively. During the three months ended September 30, 2005 and 2004, approximately 200,000 shares were expected to be subscribed under the 2004 IESPP at the beginning of November 2005 and 187,284 shares were purchased under the 1995 IESPP, respectively. For pro forma presentation purposes, the stock-based compensation expense calculated for the French ESPP, the 1995 IESPP and the 2004 IESPP is amortized over the purchase period and included in the FAS 148 pro forma table presented above.
Recent Pronouncements
     Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R is effective for annual periods beginning after June 15, 2005 and for the interim periods thereafter. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or a modified-retrospective transition method, either of which effectively dictates in which period the actual expense will be reported in the statements of income. The Company currently expects to apply the modified-prospective transition method when it adopts FAS 123R on January 1, 2006, which will result in the recognition of an expense in the statement of income in periods commencing after January 1, 2006.

     Commencing with the three months ending March 31, 2006, the Company will expense in its statement of income the stock-based compensation for grants made prior to January 1, 2006 with the historical fair values and the straight-line prorated amortization schedules used for the purpose of the FAS 148. On the adoption of FAS 123R, the Company estimates that the anticipated expense (before tax benefit) associated with grants made prior to October 1, 2005 will be approximately $50 million, and will be recognized over an average remaining vesting period of 1.9 years. The actual expense reported in the statements of income will be impacted by factors which may include, but are not limited to: (i) individuals leaving the Company who forfeit unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as the Company’s options were issued in euros (other than those assumed in the Crystal Decisions and Infommersion acquisitions) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after September 30, 2005, including the potential issuance of restricted stock awards or units, in particular those expected to be granted to the Company’s new CEO and other officers and employees in the fourth quarter of 2005.
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
     Amortization Period for Leasehold Improvements. In June 2005, the FASB ratified the Emerging Issues Task Force Issue No. 05-06 “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of 2006. The Company does not believe the adoption of EITF 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.
2. Derivative Financial Instruments
     The Company conducts business globally in several currencies and as such, it exposed to adverse movements in foreign currency exchange rates. The Company uses derivative instruments to manage certain of these risks in accordance with the objectives to reduce earnings volatility (due to movements in the foreign currency markets) and to manage exposures related to foreign currency denominated assets and liabilities. The Company minimizes credit risk by limiting its counterparties to major financial institutions.
     The Company enters into foreign exchange forward contracts to reduce short-term effects of foreign currency fluctuations on certain foreign currency intercompany obligations. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations. These gains and losses are recognized in the statement of income as they do not qualify for hedge accounting. During the three and nine months ended September 30, 2005, a number of contracts were settled, which resulted in the net inflow of $1.1 million of cash and the net outflow of $10.5 million of cash, respectively, resulting in the reduction of the cumulative mark-to-market balance of the forward contracts. Certain of these contracts were swapped forward.
     The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS No 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), the Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At September 30, 2005, the forward and option contracts outstanding had maturity dates ranging from October 2005 to January 2006. At September 30, 2005, mark-to-market net gains of approximately $1.2 million before applicable taxes ($0.9 million after applicable taxes) on the revaluation of these forward and option contracts were recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net gains of $0.6 million and $1.0 million on the settlement of option contracts were recorded in the statement of income in interest and other income during the three and nine months ended September 30, 2005, respectively.
     At September 30, 2005, the Company had assessed that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges. On October 14, 2005, certain of the option contracts matured and the hedges were assessed to be effective.
     The Company’s derivative financial instruments as of September 30, 2005 are summarized in the table below.

	Notional Amount	Fair Value
	(in millions)
U.S. dollar equivalent of derivatives not designated as hedges	$103.0	$3.6

U.S. dollar equivalent of derivatives designated as cash flow hedges	$28.2	$1.2
     Forward and option contract assets in the amount of $4.9 million are included in prepaids and other current assets and forward and option contract liabilities in the amount of $0.1 million are included in other current liabilities.
3. Accounts Receivable
     Accounts receivable are stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $11.0 million at September 30, 2005 and $12.5 million at December 31, 2004. The allowance for doubtful accounts portion of the balance represented $7.7 million of the $11.0 million balance at September 30, 2005, and $8.0 million of the $12.5 million balance at December 31, 2004.

4. Acquisitions
SRC Software, Inc.
     On August 24, 2005, the Company acquired SRC Software, Inc. (“SRC”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 20, 2005, as amended, by and among the Company, Sodium Acquisition Corporation, a wholly owned, indirect subsidiary of the Company, SRC, Vista Equity Fund II LP, Andrew Ferguson, Stephen Reiff and Philip Sandstrom. The Company acquired all the outstanding capital stock and assumed options to purchase capital stock of SRC, a privately-held vendor specializing in financial planning, budgeting and performance management software. The results of SRC’s operations have been included in the Company’s consolidated financial statements since August 24, 2005. The SRC acquisition was accounted for under the purchase method of accounting.
     The total purchase price of $100.1 million for the SRC acquisition consisted of $94.9 million in cash, $4.2 million for the fair value of stock options assumed in connection with the transaction and $1.0 million of estimated transaction costs. The purchase price under the Merger Agreement was fixed and there was no contingent consideration.
     Of the total purchase price, $15.0 million has been placed in an escrow account. The funds are security for the indemnification obligations set forth in the Merger Agreement and will be available for release in August 2006, subject to any claims for indemnification. See Note 11 for a summary of the balance of outstanding escrows payable.
     The total purchase price was allocated as follows: $8.5 million to net tangible assets acquired; $22.0 million to the fair value of intangible assets, including $1.4 million of in-process research and development included in research and development expenses for the three and nine months ended September 30, 2005; $0.9 million to deferred compensation on unvested stock options assumed; and $68.7 million to goodwill. The fair value of amortizable intangible assets and their estimated useful lives were as follows:

		Estimated
	Fair Value	Useful Life
	(in millions)
Developed technology	$17.2	4-8 years
Maintenance contracts	3.2	5-9 years
Consulting relationships	0.2	2-3 years

Total amortizable intangible assets acquired	$20.6

     The purchase price allocation set forth above is preliminary and may change if information becomes available that results in a change in the transaction costs, assets acquired or liabilities assumed at the date of purchase.
     Deferred compensation, or unearned compensation cost, on assumed unvested stock options was based on the intrinsic value as calculated on August 24, 2005. The amortization of non-cash stock-based unearned compensation is reflected in the applicable operating expense lines on the statement of income.
Medience S.A.
     On September 16, 2005, the Company acquired all the outstanding shares of Medience S.A. (“Medience”), an enterprise information integration company. The results of Medience’s operations have been included in the Company’s consolidated financial statements since that date. The Medience acquisition was accounted for under the purchase method of accounting.
     The total purchase price of $10.9 million consisted of $10.6 million in cash and $0.3 million of estimated transaction costs. In addition, an earn-out payment of $2.9 million will be due to former Medience shareholders in two equal installments on September 2006 and 2007 subject to the satisfaction of certain milestones as described in the purchase agreement. The earn-out payments to be made under this agreement, if any, will be recorded as an additional cost of the acquisition.
     Of the total purchase price, $2.9 million has been placed in an escrow account to secure the indemnification obligations contained in the agreement and will be available for release in September 2007, subject to any claims for indemnification. See Note 11 for a summary of the balance of outstanding escrows payable.

     The total purchase price was allocated as follows: $1.1 million to net liabilities acquired; $2.7 million to the fair value of intangible assets, including $1.0 million of in-process research and development included in research and development expenses for the three and nine months ended September 30, 2005; and $9.3 million to goodwill. The fair value of amortizable intangible assets and their estimated useful lives were as follows:

		Estimated
	Fair Value	Useful Life
	(in millions)
Developed technology	$1.5	5 years
Maintenance contracts	0.2	5 years

Total amortizable intangible assets acquired	$1.7

     The purchase price allocation set forth above is preliminary and may change if information becomes available that results in a change in the transaction costs, assets acquired or liabilities assumed at the date of purchase.
5. Goodwill and Other Intangible Assets
     In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2005. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization, occurred through September 30, 2005 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of September 30, 2005.
     The change in the carrying amount of goodwill was as follows (in thousands):

	September 30,	December 31,
	2005	2004
Balance, beginning of the year	$1,067,694	$1,051,111
Add: Goodwill acquired or adjusted during the period	71,326	16,567
Impact of foreign currency fluctuations on goodwill	(6)	16

Balance, end of the period	$1,139,014	$1,067,694

     During the three months ended September 30, 2005, the Company completed the acquisitions of SRC and Medience, resulting in goodwill of $68.7 million and $9.3 million, respectively, as described in Note 4. During the nine months ended September 30, 2005, the Company determined that $6.7 million of tax liability accruals, which comprised a component of the Crystal Decisions’ purchase price, were no longer required since they no longer represented specific identifiable liabilities. Therefore, goodwill was reduced by $6.7 million during the nine months ended September 30, 2005. This determination was made based on the passage of time, and other events, including the completion of certain tax audits.

     Other intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Developed technology	$117,337	$109,882
Maintenance and support contracts	50,037	46,440
Trade names	6,136	6,909

Total other intangible assets, at cost	$173,510	$163,231
Accumulated amortization on other intangible assets	(58,944)	(38,632)

Other intangible assets, net	$114,566	$124,599

     During the three months ended September 30, 2005, there were intangible asset additions in connection with the acquisitions of SRC and Medience totaling $20.6 million and $1.7 million, respectively. In addition, certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.
     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Amortization of:
Developed technology (included in cost of net license fees)	$5,158	$5,002	$15,891	$15,163
Maintenance and support contracts (included in cost of services revenues)	2,358	2,337	6,989	6,989
Trade names (included in operating expenses)	309	311	985	933

Total other intangibles amortization expense	$7,825	$7,650	$23,865	$23,085

     The estimated future amortization expense of other intangible assets existing at September 30, 2005 is presented in U.S. dollars based on the September 30, 2005 period-end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

Remainder of 2005	$8,271
2006	33,044
2007	31,570
2008	29,090
2009	2,840
Thereafter	9,751

Total	$114,566

6. Net Income per Share
     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$19,567	$11,029	$57,712	$25,777

Denominator:
Weighted average shares outstanding	90,552	88,495	90,005	88,745

Net income per share – basic	$0.22	$0.12	$0.64	$0.29

Diluted net income per share:
Numerator:
Net income	$19,567	$11,029	$57,712	$25,777

Denominator:
Weighted average shares outstanding	90,552	88,495	90,005	88,745
Incremental shares attributable to shares under employee stock option plans and share warrants (treasury stock method)	2,903	1,297	2,281	2,465

Weighted average shares outstanding	93,455	89,792	92,286	91,210

Net income per share – diluted	$0.21	$0.12	$0.63	$0.28

     For the three and nine months ended September 30, 2005, approximately 0.7 million and 1.4 million stock options were exercised, respectively, of which approximately 0.4 million and 0.8 million represented exercises of options held by Business Objects Option LLC. For the three and nine months ended September 30, 2005, approximately 0.1 million and 0.4 million shares were issued to employees under employee stock purchase plans, respectively. At September 30, 2005 and 2004, respectively, 13.3 million and 14.8 million stock options and share warrants were outstanding in aggregate.
     For the three months ended September 30, 2005 and 2004, respectively, 3.3 million and 9.2 million outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share because the option or warrant exercise prices of those options and warrants during the respective periods was greater than the average market price of the ordinary shares or ADSs and therefore, the effect would have been anti-dilutive. For the nine months ended September 30, 2005 and 2004, respectively, 5.8 million and 7.3 million outstanding options and warrants were anti-dilutive and excluded from the calculation.
7. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three and nine months ended September 30, 2005, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized gains (losses) on cash flow hedges settled in the period. For the three and nine months ended September 30, 2004, other comprehensive income included only foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$19,567	$11,029	$57,712	$25,777
Other comprehensive income:
Foreign currency translation adjustments	(190)	1,374	(5,081)	3,185
Unrealized net gains on cash flow hedges, net of tax	740	—	1,602	—
Realized net gains on cash flow hedges, net of tax, reclassified into earnings	(542)	—	(710)	—

Total comprehensive income	$19,575	$12,403	$53,523	$28,962

8. Business Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net license fees:
Business Intelligence Platform	$104,866	$96,356	$315,053	$305,557
Enterprise Performance Management Applications	7,884	3,749	25,054	18,442
Data Integration	7,558	5,600	20,210	13,381

Total net license fees	$120,308	$105,705	$360,317	$337,380
Total services revenues	141,073	113,765	412,248	321,563

Total revenues	$261,381	$219,470	$772,565	$658,943

     The following table summarizes the Company’s total revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Americas, including Canada and Latin America	$137,489	$113,833	$379,214	$322,275
Europe, Middle East and Africa	104,958	87,491	332,619	283,524
Asia Pacific, including Japan	18,934	18,146	60,732	53,144

Total revenues	$261,381	$219,470	$772,565	$658,943

9. Business Restructuring Charges
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
     The plan outlined the anticipated costs associated with the involuntary termination of certain employees and exiting certain facilities.
Restructuring Costs Expensed Related to Pre-acquisition Business Objects
     In accordance with FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”), the Company accrued $7.8 million of costs related to employee severance and other related benefits during the three months ended December 31, 2003. At December 31, 2004, the remaining liability balance of $0.9 million related to employee severance and other payments due to 20 previously terminated employees. The decrease in the liability of $0.8 million during the nine months ended September 30, 2005 resulted from the payment of approximately $0.7 million of severance and benefits and a reduction in the liability of less than $0.1 million associated with a change in estimate (which was charged to restructuring costs in the three months ended March 31, 2005 and included in general and administrative expenses). At September 30, 2005, the remaining liability balance totaled less than $0.1 million and related to payments due to two former employees.
     Commencing in the second quarter of 2004, the Company recorded approximately $2.2 million of charges related to costs incurred in connection with exiting eight facilities, of which $0.8 million was paid in 2004, resulting in a liability balance of $1.4 million at December 31, 2004. During the nine months ended September 30, 2005, the Company paid a total of approximately $1.1 million primarily comprised of exit costs totaling $0.9 million. The remaining liability balance at September 30, 2005 of $0.3 million was related to costs associated with exiting two facilities and is expected to be paid over the remaining lease term.
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
     The charge of $10.8 million related to employee severance and other related benefits for 194 employees across all functions worldwide. At December 31, 2004, the remaining liability balance of less than $0.1 million related to employee severance due to one previously terminated employee. There were no further obligations at September 30, 2005.
     The restructuring charge to abandon facilities of $2.7 million at December 31, 2003 related to estimated costs for future minimum lease payments associated with the planned closure of 11 facilities, net of estimated sublease income to be earned on these premises. At December 31, 2004, the remaining liability balance of $0.8 million related to two facilities the Company is subletting with lease terms extending through 2008. The decrease in the liability of $0.1 million in the nine months ended September 30, 2005 from December 31, 2004 primarily resulted from the payment of minimum lease payments which were offset by an increase resulting from the adjustment of various rents, the result of which was included in general and administrative expenses. At September 30, 2005, the remaining liability balance of $0.7 million is expected to be paid over the remaining lease term.
SRC Software, Inc.
     Restructuring costs of $0.5 million related to the SRC acquisition (less than $0.1 million related to employee severance and other related benefits for three employees and $0.5 million related to the cost to abandon facilities) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at August 24, 2005. No payments were made against these liabilities as of September 30, 2005.

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
10. Commitments and Contingencies
Legal matters
     On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed the Company’s U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7.0i. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and sought an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe the Company’s patent. On August 29, 2003, the District Court ruled that the Company’s patent was not literally infringed and that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to a claim in U.S. Patent No. 5,555,403. The District Court heard summary judgment motions on June 10, 2005. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. The Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached.
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
     In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeals refused this application for permission to appeal. Following hearings which took place on July 18, 2005 and October 12, 2005 in the High Court (Chancery Division), a case management conference scheduled for October 21, 2005 was adjourned. It is expected that a case management conference will be listed for later this year.

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
     Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against the Company and certain of its current and former officers and directors. The actions commenced in the courts for the Southern District of California and the Southern District of New York were transferred to the Northern District of California. All four actions were consolidated into one action in the Northern District of California and a consolidated amended compliant (“CAC”) was filed in January 2005 seeking unspecified damages. The CAC alleged violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The plaintiffs seek to represent a putative class of investors in the Company’s American depositary receipts (“ADRs”) who purchased the ADRs between April 23, 2003 and May 5, 2004 (the “Class Period”). The complaint alleged that during that Class Period, the Company and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, the Company’s acquisition of Crystal Decisions, its Enterprise 6 product and the Company’s forecasts and financial results for the three months ended March 31, 2004. In February 2005, the Company and other defendants moved to dismiss the CAC. On July 27, 2005, the Court granted defendants’ motion to dismiss and granted plaintiffs 30 days to file an amended complaint. On September 8, 2005, the Court, pursuant to the parties’ stipulation, entered an order dismissing the action with prejudice and the matter was concluded.
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. filed an action in the Superior Court for the State of California, County of Santa Clara against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. The parties are currently engaged in discovery. No trial date has been set. The Company intends to vigorously defend this action.
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and an award of sums found due after accounting. No trial date has been set.
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

Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2004, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $245.3 million in aggregate. During the three months ended March 31, 2005, the Company amended its lease agreement for its premises in Paris, France which resulted in an increase in the total operating lease commitment of approximately $13.8 million. The increase resulted from the three-year term extension of the lease from the original termination date in July 2009 to now July 2012, partially offset by a decrease in annual rent effective April 2005.
11. Escrows Payable, Restricted Cash and Credit Agreement
     On August 24, 2005, a total of $15.0 million included in the purchase price for the acquisition of SRC was retained in an escrow account which is payable to former common and preferred stockholders of SRC, subject to any indemnification claims at the end of the escrow period. On September 16, 2005, a total of $2.9 million included in the purchase price for the acquisition of Medience was retained in an escrow account which is payable to former Medience shareholders, subject to any indemnification claims at the end of the escrow period. These balances are classified as restricted cash and are subject to indemnification provisions.
     There were no other material changes in escrows payable, restricted cash or the terms or balances of our credit agreement from December 31, 2004.
12. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, the Company has not recorded any associated obligations at September 30, 2005 or December 31, 2004. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.
     The Company entered into a guarantee agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At September 30, 2005, there were three option contracts with the bank under this guarantee in the aggregate notional amount of CAD $11.3 million. In addition, there were four forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $11.3 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract.
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
     Other Liabilities and Other Claims. The Company is liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, the Company measured and recorded the fair value of these obligations at September 30, 2005 and December 31, 2004 and such amounts were included in other current liabilities in the condensed consolidated balance sheets. These liabilities were not associated with the Crystal Decisions or the SRC restructuring plans.
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
     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three and nine months ended September 30, 2005, the Company recorded discrete charges related to changes in estimates and provision to return true ups recognized in association with filing certain of the Company’s income tax returns. In addition, the Company did not record any tax benefit during the three and nine month periods ended September 30, 2005 on the $2.4 million of acquired in-process research and development charges recorded in connection with the acquisitions of SRC and Medience. In-process research and development is generally not deductible for tax purposes.
     As a result, the Company’s effective tax rate increased to 41% for the three months ended September 30, 2005 from 38% for the three months ended September 30, 2004, and to 40% for the nine months ended September 30, 2005 from 38% for the nine months September 30, 2004.
14. Subsequent Events
Acquisition of Infommersion, Inc.
     On October 31, 2005, the Company acquired Infommersion, Inc. (“Infommersion”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 3, 2005, between the Company, Lighthouse Acquisition Corporation, an indirect and wholly owned subsidiary of the Company, Infommersion, Inc., and Santiago Becerra, Sr. The Company acquired all of the outstanding capital stock and assumed options to purchase capital stock of Infommersion, a leading vendor of interactive visual analytics.
     The Infommersion acquisition consisted of approximately $40.0 million in cash. Of the total purchase price, $8.0 million has been placed in an escrow account. The funds are security for the indemnification obligations set forth in the Merger Agreement and will be available for release on October 2007, subject to any claims for indemnification.
Treasury shares
     In accordance with French Law, the Company is required to either allocate its treasury shares to a specific objective or cancel them before the end of the fiscal year. At the annual shareholders’ meeting on June 14, 2005, the Company’s shareholders authorized the allocation of 124,698 shares to future stock incentive grants and the cancellation of the remaining 2,942,977 treasury shares. On October 20, 2005, the board of directors of the Company approved the cancellation of 2,942,977 treasury shares.

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
Key Performance Indicators

(In millions, except for percentages and diluted net income per	Three Months Ended		Nine Months Ended
share)	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$261.4	$219.5	$772.6	$658.9
Growth in revenues (compared to prior year comparative period)	19%	70%	17%	75%
Income from operations	$30.1	$16.6	$86.5	$44.2
Income from operations as percentage of total revenues	12%	8%	11%	7%
Diluted net income per share	$0.21	$0.12	$0.63	$0.28
The key performance indicator for growth in revenues for the 2005 periods reflect increased license and services revenues, whereas the key performance indicator for growth in revenues for the 2004 periods reflect the increases from our acquisition of Crystal Decisions on December 11, 2003 and increases in license and services revenues.

Results of Operations
     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percentage):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net license fees:
Business Intelligence Platform	40%	44%	41%	46%
Enterprise Performance Management Applications	3	2	3	3
Data Integration	3	2	3	2

Total net license fees	46	48	47	51

Services revenues:
Maintenance and technical support	40	38	39	35
Professional services	14	14	14	14

Total services fees	54	52	53	49

Total revenues	100	100	100	100

Cost of net license fees	3	3	3	3
Cost of services	21	19	20	19

Total cost of revenues	24	22	23	22

Gross margin	76	78	77	78
Operating expenses:
Sales and marketing	40	44	41	44
Research and development	16	16	16	17
General and administrative	9	10	9	9
Restructuring costs	—	—	—	—

Total operating expenses	65	70	66	70

Income from operations (operating margin)	11	8	11	7
Interest and other income (expense), net	1	—	1	(1)

Income before provision for income taxes	12	8	12	6

Provision for income taxes	(5)	(3)	(5)	(2)

Net income	7%	5%	7%	4%

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations
     As we conduct a significant number of transactions in currencies other than the U.S. dollar, we have presented constant currency information, where meaningful, to provide information for assessing our underlying business performance excluding the effect of currency exchange rate fluctuations. As currency exchange rates change from quarter to quarter and year over year, our results of operations may be impacted. For example, our results may show an increase or decrease in costs for a period; however, when the portion of those costs denominated in other currencies is translated into U.S. dollars at the same rate as the comparative quarter or year, the results may indicate a different change in balance, with the change being principally the result of fluctuations in the currency exchange rates. In order to present changes to our operating results in constant currency, our operating results were calculated by translating the results for the three and nine months ended September 30, 2005 using the average monthly currency exchange rates in effect for the three and nine months ended September 30, 2004. Historically our revenues and our expenses have moved in the same direction, either both increasing or both decreasing, resulting in a relatively small net currency impact on income from operations.
     On a constant currency basis, our reported results for total revenues would have been $2.1 million lower for the three months ended September 30, 2005, and $17.1 million lower for the nine months ended September 30, 2005, if we translated revenues at prior period exchange rates. On a constant currency basis for the three and nine months ended September 30, 2005, respectively, our reported results for total cost of revenues and operating expenses in aggregate would have been $3.9 million and $21.6 million lower if translated at prior period exchange rates. At exchange rates consistent with those for the three and nine months ended September 30, 2004, we would have recognized greater income from operations of $1.8 million and $4.5 million for the three and nine months ended September 30, 2005, respectively.
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

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Net license fees:
Business Intelligence Platform	$104.9	$96.4	$315.1	$305.6
Enterprise Performance Management Applications	7.8	3.7	25.0	18.4
Data Integration	7.6	5.6	20.2	13.4

Total net license fees	$120.3	$105.7	$360.3	$337.4
Services revenues:
Maintenance and technical support	103.4	84.4	304.2	233.8
Professional services	37.7	29.4	108.1	87.7

Total services revenues	141.1	113.8	412.3	321.5

Total revenues	$261.4	$219.5	$772.6	$658.9

     Net License Fees. Net license fees increased by $14.6 million, or 14%, in the three months ended September 30, 2005 from the three months ended September 30, 2004 (an increase of $13.5 million in constant currency). Net license fees increased by $22.9 million, or 7%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 (an increase of $14.4 million in constant currency).
     The increases in the three and nine months ended September 30, 2005 were the result of increased revenues in all product families — business intelligence platform, enterprise performance management and data integration products. The increases were primarily attributable to: (i) strong demand for our newest platform, BusinessObjects XI, available only since the beginning of 2005, (ii) increased marketing and awareness of our enterprise performance management and data integration products, and (iii) favorable foreign currency impacts.
     During the three months ended September 30, 2005, we recognized 10 license transactions with revenues of more than $1.0 million, up from 4 license transactions in the three months ended September 30, 2004. During the nine months ended September 30, 2005, we recognized 32 license transactions with revenues of more than $1.0 million, up from 19 license transactions in the nine months ended September 30, 2004. We believe the increased number of transactions greater than $1.0 million in 2005 compared to 2004 and the general shift to larger transaction amounts in the $0.2 million to $1.0 million range indicate that an increasing number of customers are electing to expand their commitments or to standardize across the BusinessObjects product families.
     During the three and nine months ended September 30, 2005, respectively, we recognized approximately $65.1 million and $136.7 million in net license fees from products on the new BusinessObjects XI platform. We did not recognize any revenues from the BusinessObjects XI platform in 2004. We believe this level of license fees within nine months after release demonstrates increasing customer acceptance of this new platform and the migration to products on this platform.
     We expect the adoption of the newest releases of our core products on our new platform will be gradual and increase over time. While the revenues recognized to date from the BusinessObjects XI platform products clearly indicate demand, we believe that some customers may wait to purchase products on the BusinessObjects XI platform until further versions of products on this platform or an updated platform with new features have been released. We cannot predict whether revenues from our products other than those released on the BusinessObjects XI platform will be consistent with patterns we have previously experienced or whether customer acceptance of our current products will be similar to our prior product releases. While we believe that our success in bringing to market an integrated product has built customer confidence in our products, we anticipate that our net license fees and associated services revenues for 2005 will depend on the market’s adoption rate of our new products.

     For the nine months ended September 30, 2005, 48% of our net license fees were generated through our direct sales force and 52% were generated from channel partners, including original equipment manufacturers, value added resellers, distributors and system integrators. For the nine months ended September 30, 2004, 53% of our net license fees were generated through our direct sales force and 47% were generated from channel partners. Historically, net license fees from direct sales comprised a greater percentage of total net license revenues. During 2004, as a result of the strengthening of our independent distributors and channel partners, our direct sales revenues were approximately the same as our indirect sales revenues. No single customer or single channel partner represented more than 10% of total revenues during the periods presented.
     Services Revenues. Services revenues increased by $27.3 million, or 24%, in the three months ended September 30, 2005 from the three months ended September 30, 2004 (an increase of $26.3 million in constant currency). Services revenues increased by $90.8 million, or 28%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 (an increase of $82.2 million in constant currency).
     Maintenance and technical support. For the three months ended September 30, 2005, maintenance and technical support revenues increased $19.0 million, or 23%, compared to the three months ended September 30, 2004 (an increase of $18.3 million in constant currency). This increase in maintenance and technical support revenues accounted for 70% of the increase in total service revenues over the comparable periods. For the nine months ended September 30, 2005, maintenance and technical support revenues increased $70.4 million, or 30%, compared to the nine months ended September 30, 2004 (an increase of $63.9 million in constant currency). This increase in maintenance and technical support revenues accounted for 78% of the increase in total service revenues over the comparable periods. During the three and nine months ended September 30, 2004, and directly associated with accounting for the acquisition of Crystal Decisions, we were required to exclude $5.1 million and $26.4 million, respectively, of certain maintenance revenues which would have otherwise been recognized from Crystal Decisions’ deferred maintenance revenues existing at the time of the acquisition. The remainder of the increase in our maintenance and technical support services revenues for both the three and nine month periods in 2005 resulted primarily from an increase in our installed base relating to new and existing customers and from higher maintenance renewals.
     Professional Services. For the three months ended September 30, 2005, professional services revenues from consulting and training increased $8.3 million, or 28%, compared to the three months ended September 30, 2004 (an increase of $8.0 million in constant currency). This increase in professional services revenues accounted for 30% of the increase in total service revenues over the comparable periods. For the nine months ended September 30, 2005, professional services revenues from consulting and training increased $20.4 million, or 23%, compared to the nine months ended September 30, 2004 (an increase of $18.3 million in constant currency). This increase in professional services revenues accounted for 22% of the increase in total service revenues over the comparable periods.
     We have committed and will continue to commit management time and financial resources to develop our professional services teams. We believe that enabling customers to deploy business intelligence solutions company-wide in an efficient and cost effective manner, as assisted by our professional services team including both consulting and training, will promote customer satisfaction and ultimately drive license revenues in the future. The success of this strategy is, in part, reflected in professional services comprising a greater proportion of the increase in total services revenues during the three and nine months ended September 30, 2005. In addition, the increase in net license fees driven by BusinessObjects XI resulted in heavy migration activity, which resulted in greater consulting activity. During the three months ended September 30, 2005, new training programs and increased demand for our training services contributed to increased levels of training revenues over the comparable period for 2004. We also expect that, with the addition of the SRC product line, we will see a greater percentage of professional services revenues sold with license transactions.

     Geographic Revenues Mix
     The following shows the geographic mix of our total revenues. Because of growth in all of these regions, revenues in all major geographies remained consistent as a percentage of total revenues, for the comparative three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Americas	$137.5	$113.8	$379.3	$322.3
Europe, Middle East and Africa (EMEA)	105.0	87.6	332.6	283.5
Asia Pacific, including Japan	18.9	18.1	60.7	53.1

Total revenues	$261.4	$219.5	$772.6	$658.9

     Total revenues from the Americas increased $23.7 million and $57.0 million in the three and nine months ended September 30, 2005, respectively, from the three and nine months ended September 30, 2004. The increases were primarily attributable to increased maintenance and technical support revenues, and license fees.
     Total revenues from EMEA increased $17.4 million (an increase of $16.8 million in constant currency) and $49.1 million (an increase of $36.8 million in constant currency) in the three and nine months ended September 30, 2005, respectively, from the three and nine months ended September 30, 2004. The increases were primarily attributable to increased license fees and maintenance and technical support revenues. We continued to see strong performance in our EMEA consulting and training business associated with large license transactions.
     Total revenues from Asia Pacific, including Japan, increased $0.8 million and $7.6 million in the three and nine months ended September 30, 2005, respectively, from the three and nine months ended September 30, 2004. The increases were primarily attributable to increases in maintenance and consulting revenues, partially offset by a decrease in training and license revenues. Our existing and new operations in this region continue to contribute to our increased revenues.
Cost of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Cost of revenues:
Net license fees	$7.2	$7.1	$21.6	$20.8
Services	54.9	42.5	159.0	125.5

Total cost of revenues	$62.1	$49.6	$180.6	$146.3

     Cost of net license fees. Cost of net license fees increased by $0.1 million, or 1%, in the three months ended September 30, 2005 from the three months ended September 30, 2004 (an increase of $0.1 million in constant currency). Cost of net license fees increased by $0.8 million, or 4%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 (an increase of less than $0.1 million in constant currency).

     The majority of the cost of net license fees relates to the amortization of developed technology of $5.2 million and $5.0 million for the three months ended September 30, 2005 and 2004, respectively, and $15.9 million and $15.2 million for the nine months ended September 30, 2005 and 2004, respectively. The majority of the remaining costs in both the three and nine months ended September 30, 2005 and 2004 relate to costs associated with shipping our products worldwide, including the major product releases in January 2005 of the BusinessObjects XI platform and in January 2004 of the Crystal Version 10, and royalties paid to third parties. Gross margins on net license fees were 94% for the three months ended September 30, 2005 compared to 93% for the three months ended September 30, 2004. Gross margins on net license fees were consistent at 94% for the nine months ended September 30, 2005 and 2004.
     Cost of services revenues. Cost of services revenues increased $12.4 million, or 29%, in the three months ended September 30, 2005 from the three months ended September 30, 2004 (an increase of $11.7 million in constant currency). Cost of services revenues increased $33.5 million, or 27%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 (an increase of $29.5 million in constant currency). During the three months ended September 30, 2005, consulting expenses increased due to additional consultants required to provide direct customer services to support our existing products and new releases. The cost increase during the three months ended September 30, 2005 was primarily attributable to additional headcount, related benefits and travel costs. The cost increase during the nine months ended September 30, 2005 was also attributable to additional headcount, related benefits, and third party consulting fees coinciding with the increase in revenue and billable consultants, and increased facilities and information technology costs.
     Gross margins on services revenues were 61% and 63%, for the three months ended September 30, 2005 and 2004, respectively. Gross margins on services revenues were consistent at 61% for the nine months ended September 30, 2005 and 2004. Taking into consideration the adjustment for deferred revenues previously discussed, gross margins on service revenues decreased in relative terms from the comparative year periods by 3% for the three and nine months ended September 30, 2005, respectively. These decreases were primarily attributable to: (i) lower gross margins on maintenance revenues for the three months ended September 30, 2005 due to higher headcount and related benefits and higher facility allocations; (ii) higher growth rates of consulting revenues which have lower gross margins; and (iii) lower consulting gross margins due to increased headcount and related benefits. The gross margins on consulting revenues improved by 2% in the three months ended September 30, 2005 from the three months ended June 30, 2005 due to the use of fewer external contractors required to support the same activity levels. However, these gross margins have not returned to levels of the previous year. We expect that our gross margins on services revenues will increase in the future resulting from a lower level of external contractors utilized.
Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Sales and marketing	$103.6	$96.5	$312.1	$293.0
Research and development	42.8	35.3	123.6	111.6
General and administrative	22.8	21.4	69.8	62.3
Restructuring costs	—	—	—	1.5

Total operating expenses	$169.2	$153.2	$505.5	$468.4

     Total operating expenses increased by $16.0 million, or 10%, (an increase of $12.9 million in constant currency) in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Total operating expenses increased by $37.1 million, or 8%, (an increase of $21.9 million in constant currency) in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

     In the three and nine months ended September 30, 2005, total operating expenses as a percentage of total revenues decreased by 5% and 4%, respectively, from the three and nine months ended September 30, 2004. The decrease as a percentage of total revenues was the result of: (i) revenue growing at a faster rate than spending on sales activities; (ii) the absence of material integration costs associated with our acquisition of Crystal Decisions; (iii) lower stock-based compensation expense related to assumed options from Crystal Decisions due to vested and forfeited options; and (iv) a reduction in bad debt expenses. These cost decreases were partially offset by (i) the $2.4 million of in-process research and development charges recorded in the third quarter 2005 in connection with the acquisitions of SRC and Medience and (ii) increases in overall facilities and information technology costs as we continue to expand worldwide.
     Sales and Marketing Expenses. Sales and marketing expenses increased by $7.1 million, or 7%, in the three months ended September 30, 2005 from the three months ended September 30, 2004 (an increase of $5.3 million in constant currency). Sales and marketing expenses increased by $19.1 million, or 7%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 (an increase of $9.4 million in constant currency). Sales and marketing expenses decreased as a percentage of total revenues in both the three and nine months ended September 30, 2005, compared to the comparable periods in 2004 due to revenue growing at a faster rate than spending on sales and marketing activities and an improvement in sales productivity from larger deals. In the three and nine months ended September 30, 2005, the increase in sales expenses was associated with increases in headcount and related benefits costs, partially offset by a decrease in sales commissions due to a new compensation plan introduced in 2005. The increase in sales and marketing expenses is also attributable to increased marketing costs related to the January 2005 launch and advertising campaign for BusinessObjects XI, announcement costs for the acquisition of SRC, and increased facilities and information technology costs.
     Research and Development Expenses. Research and development expenses increased by $7.5 million, or 21%, in the three months ended September 30, 2005 from the three months ended September 30, 2004 (an increase of $6.4 million in constant currency). Research and development expenses increased by $12.0 million, or 11%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 (an increase of $6.4 million in constant currency). Research and development expenses decreased as a percentage of revenue by less than 1% for the three months ended September 30, 2005 and by 1% for the nine months ended September 30, 2005 compared to 2004 due to operating efficiencies, including the continued development of off-shore operations. In the three and nine months ended September 30, 2005, cost increases were primarily associated with increased headcount and related benefit costs, including the continued increase in our off-shore operations in India and China, the one-time charges of in-process research and development costs related to the acquisitions of SRC and Medience totaling $2.4 million, and increased facilities and information technology costs.
     General and Administrative Expenses. General and administrative expenses increased by $1.4 million, or 7%, in the three months ended September 30, 2005 from the three months ended September 30, 2004 (an increase of $1.3 million in constant currency). General and administrative expenses increased by $7.5 million, or 12%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004 (an increase of $6.1 million in constant currency). The increase in the three months ended September 30, 2005 was primarily the result of additional headcount and related benefit costs, including the acquisition of SRC and temporary personnel for information technology projects, and additional legal fees in 2005 relative to 2004 due to the reimbursement received from litigation insurance proceeds in 2004, partially offset by decreases in bad debt expense, consulting fees due to a specific consulting project which ended in 2004, and facilities and information technology allocation costs. The increase in the nine months ended September 30, 2005 was attributable to an increase in headcount and related benefit costs and building lease expenses, partially offset by a decrease in facilities and information technology allocation costs and in bad debt expense. The decrease in bad debt expense was primarily attributable to collections during the nine months ended September 30, 2005 of older accounts receivable balances which were reserved as uncollectible in prior periods.

     Restructuring Costs. Restructuring costs decreased by $1.5 million, or 100%, in the nine months ended September 30, 2005 from the nine months ended September 30, 2004. Restructuring costs in the nine months ended September 30, 2004 were associated with the planned facility abandonment or closure of specific office locations occupied by the Company prior to the acquisition of Crystal Decisions.
Interest and Other Income (Expense), Net
     Interest and other income (expense), net were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Net interest income	$2.5	$0.8	$6.2	$2.5
Patent infringement settlement income	—	—	—	3.6
Net foreign exchange gains (losses)	0.3	0.3	4.8	(8.7)
Other income	0.1	—	(0.5)	—

Interest and other income (expense), net	$2.9	$1.1	$10.5	$(2.6)

     Net interest income. Net interest income for the three months ended September 30, 2005 increased $1.7 million from the three months ended September 30, 2004 as a result of increased cash balances available for investment and higher interest rates in the U.S. Net interest income for the nine months ended September 30, 2005 increased $3.7 million from the nine months ended September 30, 2004 also as a result of increased cash balances available for investing. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we intend to invest in short-term investments that typically yield greater rates of return.
     Patent infringement settlement income. During the nine months ended September 30, 2004, patent infringement settlement income consisted of quarterly payments from Cognos related to our U.S. Patent No. 5,555,403. Quarterly payments of $1.8 million commenced in September 2002 and concluded with a final quarterly payment in the three months ended June 30, 2004. We received no similar payments in the three or nine months ended September 30, 2005.
     Net foreign exchange gains (losses). During the three months ended September 30, 2005, the majority of the $0.3 million net foreign exchange gain resulted from transactions by our subsidiaries in Ireland, Canada and France. In Ireland, gains were attributable primarily to the settlement of Canadian dollar hedges in place at favorable market rates to mitigate the risk associated with quarterly intercompany transactions. In Canada, gains were realized as a result of the strengthening Canadian dollar against the U.S. dollar. These gains were partially offset by losses in France resulting from stock options exercised in U.S. dollars during the third quarter of 2005, which were converted into euros at a weaker U.S. dollar rate. During the nine months ended September 30, 2005, we recognized $4.8 million of net foreign exchange gains primarily due to (i) our U.S. entity purchased euros and Canadian dollars to settle intercompany transactions at a time when the U.S. dollar had strengthened against the euro and the Canadian dollars, (ii) our Irish entity purchased Canadian dollars to settle intercompany balances at a time when the Canadian dollar had weakened against the euro, and (iii) transactions by our Irish entity which were impacted by the continued strength of the U.S. dollar primarily from cash transactions, the revaluation of certain receivables and unhedged intercompany loans.
     During the nine months ended September 30, 2004, we recognized $8.7 million of net foreign exchange losses. The majority of these losses were recognized in the three months ended March 31, 2004 and represented non-operating net currency exchange losses primarily caused by the effect of a stronger U.S. dollar on our euro-denominated intercompany U.S. dollar loans, which arose as part of the Crystal Decisions Acquisition and integration process.

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
Income Taxes
     We provide for income taxes for each interim period based on our estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three and nine months ended September 30, 2005, we recorded discrete charges related to changes in estimates, partially offset by the provision to return true ups recognized in association with filing certain of our income tax returns. In addition, the Company did not record any tax benefit during the three and nine months ended September 30, 2005 on the $2.4 million of acquired in-process research and development charges recorded in connection with the acquisitions of SRC and Medience. In-process research and development is not generally deductible for tax purposes. As a result, our effective tax rate increased to 41% for the three months ended September 30, 2005 from 38% for the three months ended September 30, 2004, and to 40% for the nine months ended September 30, 2005 from 38% for the nine months ended September 30, 2004.
Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Nine Months Ended
(in millions)	September 30,
	2005	2004
Cash flow provided by operating activities	$129.0	$40.2
Cash flow used in investing activities	(118.3)	(24.2)
Cash flow provided by (used in) financing activities	30.1	(33.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	4.2

Net increase (decrease) in cash and cash equivalents	$39.0	$(12.8)

     Cash and cash equivalents totaled $332.5 million at September 30, 2005, an increase of $39.0 million from December 31, 2004. In addition to the cash and cash equivalents balance at September 30, 2005, we held $36.8 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.
     Operating Activities. During the nine months ended September 30, 2005, we generated more cash than we used from operations. These cash resources resulted primarily from net income excluding non-cash items of $116.8 million and net receipts of $40.3 million from accounts receivables, partially offset by cash payments of approximately $32.9 million for normal course tax liabilities, net payments of $15.6 million in accrued payroll and related expense accruals, and $10.5 million paid on the settlement of various forward contracts.
     The net decrease in accounts receivables from December 31, 2004 was due to increased collections during the nine months ended September 30, 2005 and especially during the three months ended March 31, 2005. Given our strong fourth quarter of 2004, the significant amount of billings for maintenance renewals which generally are billed in the fourth quarter of the year, and efforts by our accounts receivable teams to collect receivables, our days sales outstanding decreased to 69 days at September 30, 2005 from 84 days at December 31, 2004 and from 75 days at September 30, 2004. Cash collected from accounts receivable was $36.8 million greater for the nine months ended September 30, 2005 over the nine months ended September 30, 2004, resulting from higher revenues and from a reduction in days sales outstanding. Given the seasonality of our revenues and related collection of receivables, we expect the number of days sales outstanding will vary in future quarters but will generally remain within our target range of 60 to 75 days.

     During the nine months ended September 30, 2004, we generated greater cash resources than we used from operations. These cash resources resulted primarily from net income excluding non-cash items totaling $64.5 million. The major uses of cash in the nine months ended September 30, 2004 include: cash payments of approximately $17.0 million for restructuring charges; cash payments of $21.4 million for accrued payroll and related expense accruals which included severance payments to former employees, and cash payments of approximately $41.8 million for normal course tax liabilities. As a result of the integration of Crystal Decisions and the consolidation of certain portions of our collections teams in the nine months ended September 30, 2004, our days sales outstanding increased to 75 days at September 30, 2004 from 66 days at December 31, 2003.
     Investing Activities. Net cash used in investing activities of $118.3 million in the nine months ended September 30, 2005 primarily related to the acquisition of SRC ($85.2 million in cash, net of acquired cash) and Medience ($10.6 million in cash, net of acquired cash) and, to a lesser extent, to the purchase of computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements. Net cash used in investing activities of $24.2 million in the nine months ended September 30, 2004 related to capital expenditures and other equipment costs, including costs related to the continued implementation of financial systems and information technology infrastructure and the continued expansion of our facilities.
     Financing Activities. Net cash provided by financing activities of $30.1 million in the nine months ended September 30, 2005 was attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans, During the nine months ended September 30, 2004, the net use in cash of $33.0 million for financing activities included: (i) the transfer of $21.1 million of cash to a restricted account in accordance with a pledge and security agreement to collateralize forward contracts and payment of $3.1 million related to the Acta escrow funded with $3.2 million out of restricted cash; (ii) the repurchase of 2.0 million of our ordinary shares for $40.2 million, partially offset by (iii) cash received of $28.2 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. We did not repurchase any shares on the open market during the nine months ended September 30, 2005 or enter into any banking or credit agreements. We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans and/or the impact the change in our stock price will make on their decisions.
Future Liquidity Requirements
     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including, but not limited to, working capital, capital expenditures and operating lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a €100.0 million credit agreement in the three months ended December 31, 2004, which can be drawn in euros, U.S. dollars or Canadian dollars, with €60.0 million to satisfy general corporate financing requirements and a €40.0 million bridge loan for the purpose of acquiring companies and/or for medium- and long-term financing. The credit agreement restricts certain of our activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At September 30, 2005 there were no drawings against or balances due related to this credit agreement.
     On October 31, 2005, we acquired Infommersion, Inc. (“Infommersion”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated October 3, 2005, between us, Lighthouse Acquisition Corporation, an indirect and wholly owned subsidiary of the Company, Infommersion, Inc., and Santiago Becerra, Sr. We acquired all of the outstanding capital stock and assumed options to purchase capital stock of Infommersion, a leading vendor of interactive visual analytics.

     The Infommersion acquisition consisted of approximately $40.0 million in cash. Of the total purchase price, $8.0 million has been placed in an escrow account. The funds are security for the indemnification obligations set forth in the Merger Agreement and will be available for release on October 2007, subject to any claims for indemnification.
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
Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of September 30, 2005 or December 31, 2004. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
     We entered into a guarantee agreement to guarantee the obligations of two of our subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At September 30, 2005, there were three option contracts with the bank under this guarantee in the aggregate notional amount of CAD $11.3 million. In addition, there were four forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $11.3 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as our subsidiaries were not in default of any contract at September 30, 2005.
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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, we measured and recorded the fair value of these obligations at September 30, 2005 and December 31, 2004 and such amounts were included in other current liabilities in the condensed consolidated balance sheets. These liabilities are not associated with the Crystal Decisions or the SRC restructuring plans.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of September 30, 2005 or December 31, 2004. In accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), our French pension plan which is managed by a third party is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan which represented $0.1 million at September 30, 2005 and approximately $0.1 million at December 31, 2004. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the interpretation provisions of FIN 46 to their employee benefit plans that are accounted for under FAS 87. We have not provided the full disclosure under FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement benefit – an amendment of FASB Statements No. 87, 88, and 106” as this plan is not material to our operations.
Critical Accounting Policies
     Our audited consolidated financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K and our unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Reports on Form 10-Q are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies and related disclosures, which appear in our 2004 Form 10-K, with our Audit Committee.
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
     There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2005 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Pronouncements
     Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R is effective for annual periods beginning after June 15, 2005 and for the interim periods thereafter. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or a modified-retrospective transition method, either of which effectively dictates in which period the actual expense will be reported in the statements of income. We currently intend to apply the modified-prospective transition method when we adopt FAS 123R on January 1, 2006, which will result in the recognition of an expense in the statement of income in periods after January 1, 2006.
     Commencing with the three months ending March 31, 2006, we will expense in our statement of income the stock-based compensation for grants made prior to January 1, 2006 with the historical fair values and the straight-line prorated amortization schedules used for the purpose of the FAS 148 disclosure. On the adoption of FAS 123R, we estimate that the anticipated expense (before tax benefit) associated with grants made prior to October 1, 2005 will be approximately $50 million, and will be recognized over an average remaining vesting period of 1.9 years. The actual expense reported in the statements of income will be impacted by factors which may include, but are not limited to: (i) individuals leaving the company who forfeit unvested stock options for which no charge will be taken; (ii) changes to the exchange rate between the U.S. dollar and the euro as our options were issued in euros (other than those assumed in the Crystal Decisions and Infommersion acquisitions) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after September 30, 2005, including the potential issuance of restricted stock awards or units, in particular those expected to be granted to the Company’s new CEO and other officers and employees in the fourth quarter of 2005.
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
     Accounting Changes and Error Corrections. In May 2005, the FASB Issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application of the standard. We will adopt this standard on January 1, 2006 and currently do not anticipate that it will have a material impact on our financial statements or disclosures.
     Amortization Period for Leasehold Improvements. In June 29, 2005, the FASB ratified the Emerging Issues Task Force Issue No. 05-06 “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of 2006. We do not believe the adoption of EITF 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

Factors Affecting Future Operating Results
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying condensed notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward looking statements based on circumstances or events which occur in the future. Our actual results may differ materially from those projected in any such forward looking statements due to a number of factors, including those set forth below and elsewhere in this Form 10-Q.
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
     Historically, our quarterly operating results varied substantially from quarter to quarter, and we anticipate that this will continue. This fluctuation occurs principally because our net license fees vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed and are based on anticipated levels of revenues. While the variability of our net license fees is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:
•	we typically receive a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchase decisions in anticipation of (i) changes to our product line, (ii) new products or platforms, (iii) product enhancements or (iv) in response to announced pricing changes by us or our competitors;

•	our revenues typically vary based on the mix of products and services and the amount of consulting services that our customers order, and we expect this trend to continue for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	our revenues are typically sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise, and we expect this trend to continue for the foreseeable future.
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
     While we were profitable in our most recent quarters and fiscal year, our ability to sustain or increase profitability on a quarterly or annual basis will be affected by changes in our business and the demand for our products. We expect our operating expenses to increase as our business grows, and we anticipate that we will make investments in our business. Therefore, our results of operations will be harmed if our revenues do not increase at a rate equal to or greater than the rate of our expenditures or if our revenues are insufficient for us to sustain profitability.
Our revenues may be unpredictable due to the recent release of our BusinessObjects XI product, which integrates our existing Business Objects and Crystal Decisions product lines, and the expected end of life of our separate, existing Business Objects and Crystal Decisions products.
     In the past, customers have deferred purchase decisions as the expected release date of our new products has approached. In addition, customers have generally delayed making purchases of the new product to permit them to undertake a more complete evaluation of the new product or until industry analysts have commented upon the products. We released the Microsoft Windows version of BusinessObjects XI in December 2004, and by the end of June 2005, had released all related products on this platform in all supported languages. We intend to launch BusinessObjects XI Release 2 in the three months ending December 31, 2005. BusinessObjects XI could be particularly susceptible to deferred or delayed orders, since it represents the integration of our former standalone Business Objects and Crystal Decisions product lines. Some customers may delay purchasing BusinessObjects XI until later releases or third party opinions regarding the product are widely available.
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
     We anticipate that the pattern of adoption of BusinessObjects XI by existing customers, and the related impact on our revenues, may not be consistent with the patterns we have previously experienced or whether customer acceptance of our current product will be similar to our prior product release. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI product, which may be viewed by them as a more significant decision about how to manage their Business Intelligence platform. We cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.
     Also, certain customers might delay migration to BusinessObjects XI Release 2 due to perceived complexity and duration of the migration process.
Charges to earnings resulting from our acquisitions of Crystal Decisions and SRC and additional restructuring and operating expenses may adversely affect the market value of our shares.
     We accounted for our acquisitions using the purchase method of accounting in accordance with U.S. GAAP. The portion of the estimated purchase price allocated to acquired in-process research and development was expensed.
     We expect to incur additional amortization expense over the useful lives of certain other intangible assets acquired in connection with the acquisitions, which will reduce our operating results through 2014. In addition, we recorded goodwill in connection with these acquisitions. If this goodwill, other intangible assets with indefinite lives or other assets acquired in these acquisitions become impaired, we may be required to incur material charges. Any significant impairment charges will have a negative effect on our operating results and could reduce the market price of our shares.

     We incurred $2.2 million in restructuring expenses during 2004, but have not incurred any significant additional restructuring expenses to date in 2005. These and any additional restructuring or operating expenses and charges could adversely affect our results of operations.
If we overestimate revenues, and are unable to sufficiently reduce our expenses in any quarter, our quarterly results of operations could be negatively impacted.
     Our revenues are difficult to forecast and are likely to fluctuate significantly from quarter to quarter. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could prevent us from planning or budgeting accurately, and any resulting variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues, which could harm our business, results of operations and financial condition.
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
     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. Until and including 2004, we also prepared financial statements in accordance with French GAAP, according to French law. Effective January 1, 2005, our consolidated French financial statements are prepared in conformity with International Financial Reporting Standards, or the IFRS, whereas our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create the international standards, has undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries and the accounting for business combinations. For our consolidated financial statements prepared in accordance with IFRS, our previously reported results were required to be restated in accordance with IFRS. The opening balance sheet as of January 1, 2004 and the balance sheet and income statement as of and for the year ended December 31, 2004 and, as of and for the six months ended June 30, 2005, prepared in accordance with IFRS, were filed on October 28, 2005 in the BALO (Bulletin des Annonces Légales Obligatoires) in France. The opening balance sheet as of January 1, 2004, prepared in accordance with IFRS was filed on April 26, 2005 with the Autorité des Marchés Financiers (“AMF”) in France in our 2004 Document de Référence under the No. R.05-049. Our accounting policies that recently may in the future be affected by the changes in the accounting rules are as follows:
•	software revenue recognition;

•	accounting for stock-based compensation;

•	accounting for variable interest entities;

•	accounting for business combinations;

•	accounting for goodwill and other intangible assets;

•	accounting for uncertain tax positions; and

•	earnings per share.
     Changes in these or other rules, or scrutiny of current practices, may have a significant adverse effect on our reported operating results or the way in which we conduct our business.

The requirement to expense stock options in our income statement could have a significant adverse effect on our reported results, and we do not know how the market will react to reduced earnings.
     In December 2004, the final statement FAS 123R, Share-Based Payment, was issued. This final standard replaces the existing requirements and requires that all forms of share-based payments to employees, including employee stock options, employee stock purchase plans, warrants and restricted stock be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R requires that such transactions be accounted for using a fair-value based method. FAS 123R is effective for annual periods beginning after June 15, 2005, and for interim periods thereafter. In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment”, we were required for our French consolidated financial statements to report the expense associated with stock-based compensation in our statements of income commencing on January 1, 2005.
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
     In addition, we have not yet determined how, if at all, our compensation policy will change as a result of FAS 123R and cannot determine the effects, if any, on our hiring and retention of employees. If companies with whom we compete for employees do not change their compensation policies, we may no longer be competitive and may have difficulty hiring and retaining employees.
Our market is highly competitive, which could harm our ability to sell products and services and could thereby reduce our market share.
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
     Additionally, we may face competition from many companies with whom we have strategic relationships, including Hyperion Solutions Corporation, International Business Machines Corporation, Microsoft Corporation, Oracle Corporation and SAP AG, all of whom offer business intelligence products that compete with our products. For example, Microsoft Corporation has extended its SQL server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products will be specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.

Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, acquisitions of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.
     Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, some of these competitors may enjoy greater name recognition and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers. Moreover, some of our competitors, particularly companies that offer relational database management software systems, enterprise resource planning software systems and customer relationship management systems may have well established relationships with some of our existing and targeted customers. This competition could harm our ability to sell our products and services effectively, which may lead to lower prices for our products, reduced revenues and market share, and ultimately, reduced earnings.
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
     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. For example, in August 2005, we acquired SRC, a privately held maker of financial planning and analysis software, and in October 2005, we acquired Infommersion, a privately held vendor of interactive visual analytics. It is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.
We have strategic relationships with Microsoft Corporation, SAP AG and Oracle Corporation which, if terminated, could reduce our revenues and harm our operating results.
     We have strategic relationships with Microsoft Corporation, SAP AG and Oracle Corporation that enable us to bundle our products with these companies and we are also developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft Corporation, SAP AG or Oracle Corporation will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, Microsoft Corporation, SAP AG and Oracle Corporation have designed their own Business Intelligence software and Microsoft Corporation is actively marketing its reporting product for its SQL server Business Intelligence platform. If Microsoft Corporation, SAP AG or Oracle Corporation reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or increases its selling efforts of its own Business Intelligence software, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.

We sell products only in the Business Intelligence software market; if sales of our products in this market decline, our operating results will be harmed.
     We generate substantially all of our revenues from licensing, support and services in conjunction with the sale of our products in the Business Intelligence software market. Accordingly, our future revenues and profits will depend significantly on our ability to further penetrate the Business Intelligence software market. If we are not successful in selling our products in our targeted market due to competitive pressures, technological advances by others or other reasons, our operating results will suffer.
If the market in which we sell Business Intelligence software does not grow as anticipated, our future profitability could be negatively affected.
     The Business Intelligence software market is still emerging, and our success depends upon the continued growth of this market. Our potential customers may:
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
Our software may have defects and errors that could lead to a loss of revenues or product liability claims.
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
     If any or all of the foregoing occur, our revenues may decline, we may incur higher operating expenses or we may lose market share, any of which could severely harm our financial condition and operating results.

We may have difficulties providing and managing large scale deployments, which could cause a decline or delay in recognition of our revenues and an increase in our expenses.
     We may have difficulty managing the timeliness of our large scale deployments, including the migration of our BusinessObjects classic customers to the new BusinessObjects XI Release 2 platform, and our internal allocation of personnel and resources. Any such difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services. This could cause a decline or delay in recognition of revenues, and could require us to increase our research and development and technical support costs, either of which could adversely affect our operating results.
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
     A number of factors, including natural disasters, computer viruses or failure to successfully upgrade and improve operational systems to meet evolving business conditions, could disrupt our business, which could seriously harm our revenues or financial condition and increase our costs and expenses. For example, some of our offices are located in potential earthquake or flood zones, which makes these offices, product development facilities and associated computer systems more susceptible to disruption.
     We currently have proprietary applications running key pieces of our manufacturing systems. These technologies were developed internally and we have only a small number of people who know and understand them. Should we lose those individuals before these systems can be replaced with non-proprietary solutions, we may experience business disruptions due to an inability to manufacture and ship product.
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
     We continually work to upgrade and enhance our computer systems and anticipate implementing several system upgrades during the coming years. Delay of such projects or the launch of a faulty application could harm our customer service levels. Failure to smoothly migrate existing systems to newer systems could cause business disruptions.
     Even short-term systems disruptions from any of the above mentioned or other causes could result in revenue disruptions, delayed product deliveries or customer service disruptions, which could result in decreases in revenues or increases in costs of operations.
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
     It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Crystal Decisions with our existing systems in 2004 and, as a result of our acquisitions of SRC and Infommersion in August 2005 and October 2005, respectively, are currently integrating SRC’s and Infommersion’s systems with ours. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by increased rate of growth or the impact of acquisitions.
     If we fail to maintain an effective system of internal control or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems, we may be unable to produce reliable financial reports or prevent fraud and it could harm our results of operations and financial condition. This could result in a negative perception of our ability to operate in compliance with existing internal control rules and regulations and subsequently a decline in our stock price.
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
     If we are unable to respond quickly and successfully to these developments and changes, our competitive position could decline. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Further, if we do not appropriately time the introduction or the announcement of new products or enhancements to our existing products, or if our competitors introduce or announce new products, platforms and product enhancements, our customers may defer or forego purchases of our existing products. In addition, we will have expended substantial resources without realizing the anticipated revenues, which would have an adverse effect on our results of operations and financial condition.

We are currently a party to several lawsuits with MicroStrategy. The prosecution of these lawsuits could have a substantial negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.
     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy infringed our U.S. Patent No. 5,555,403 by making, using, offering to sell and selling MicroStrategy Versions 6.0, 7.0 and 7.0i. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought an as-yet undetermined amount of damages. On June 27, 2003, MicroStrategy filed a motion for summary judgment that its products do not infringe our patent. On August 29, 2003, the District Court ruled that our patent was not literally infringed and that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to a claim in U.S. Patent No. 5,555,403. The District Court heard summary judgment motions on June 10, 2005. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. We cannot reasonably estimate at this time whether a monetary settlement will be reached.
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
     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code seeking injunctive relief and damages. On December 30, 2002 the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004 MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. We expect a ruling by the Court of Appeals in late 2005 or early 2006.

     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringed MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The trial, which was scheduled to begin on November 7, 2005, has been postponed to May 30, 2006. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.
     We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to vigorously defend the actions. However, because of the inherent uncertainty of litigation in general, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy.
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
     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, which alleged that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. We became a party to this action when we acquired Crystal Decisions. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the English High Court.

     In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. Following hearings which took place on July 18, 2005 and October 12, 2005 in the High Court (Chancery Division), a case management conference scheduled for October 21, 2005 was adjourned. It is expected that a case management conference will be listed for later this year.
     Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is meritless, the outcome cannot be determined at this time. If the mediated settlement were to be set aside, an ultimate damage award could adversely affect our results of operations, liquidity or financial position.
We are a party to litigation with Informatica and, in the event of an adverse judgment against us, we may have to pay damages or be prevented from selling some of our products, either of which could adversely affect our financial position and results of operations.
     On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. We have answered the suit, denying infringement and asserting that the patents are invalid and other defenses. The parties are currently engaged in discovery. On August 2, 2005, the Court issued its claim construction order. The Court had previously vacated the August 16, 2004 trial date and no new trial date has been set. We are defending the action vigorously. Were an unfavorable outcome to arise, there can be no assurance that such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.
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
We are a party to litigation with Decision Warehouse. The prosecution of this lawsuit could have a substantial negative impact on our business. Should Decision Warehouse prevail, we may be required to pay substantial monetary damages.
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
We have committed to undertake certain internal practices in connection with handling of employee information.
     We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We are taking steps to enhance our internal practices and training programs related to the handling of potential trade secrets and other competitive information. We will use an independent expert to monitor these efforts. If during the next two years, the Office of the U.S. Attorney concludes that we have not adequately fulfilled our commitments we could be subject to adverse regulatory action.
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
     Although our name, when used in combination with our previous logo, is registered as a trademark in France, the United States and a number of other countries, we may have difficulty asserting our trademark rights in the name “Business Objects” because some jurisdictions consider the name “Business Objects” to be generic or descriptive in nature. As a result, we may be unable to effectively police the unauthorized use of our name or otherwise prevent our name from becoming a part of the public domain. We are registering a new trademark associated with our name “Business Objects” in numerous jurisdictions. We may have difficulty registering our new trademark in some of these jurisdictions because it may be considered generic or descriptive, or may conflict with pre-existing marks in those jurisdictions. We also have other trademarks or service marks in use around the world, and we may have difficulty registering or maintaining these marks in some countries, which may require us to change our marks or obtain new marks.

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
     We may also be required to indemnify customers, distributors, original equipment manufacturers and other resellers for third-party products incorporated into our products if such third party’s products infringe upon the intellectual property rights of others. Although many of these third parties that are commercial vendors will be obligated to indemnify us if their products infringe the intellectual property rights of others, any such indemnification may not be adequate.
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
     Our development, marketing and distribution strategies depend on our success to create and maintain long-term strategic relationships with major vendors, many of whom are substantially larger than us. These business relationships often consist of joint marketing programs or partnerships with OEMs or value added resellers. Although certain aspects of these relationships are contractual in nature, many important aspects of these relationships depend on the continued cooperation of each party. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies might interfere with our ability to develop, market, sell or support our products, which in turn could harm our business.
     No customer accounted for 10% or more of our total revenues in the three or nine months ended September 30, 2005 or in any quarter in 2004. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.
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
     Our success depends upon a number of key management, sales, technical and other critical personnel, including our chief executive officer, John Schwarz, and co-founder, Bernard Liautaud, who is our chairman of the board of directors and chief strategy officer, the loss of either of whom could adversely affect our business. The loss of the services of any key personnel or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives and the results of our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.

We have multinational operations that are subject to risks inherent in international operations.
     We have significant operations outside of France and the United States, including development facilities, sales personnel and customer support operations. For example, as of September 30, 2005 we relied on approximately 400 software developers in India through a contract development agreement. Our international operations are subject to certain inherent risks including:
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
     While we believe we have implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict future currency exchange rate changes.
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
     Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period.

We are subject to frequent tax audits, where the ultimate resolution may result in additional taxes.
     As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in additional taxes. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions may be challenged and that we may not succeed in realizing the anticipated tax benefit. Income taxes are recorded based on our determination of the probable outcome and specific reserves are recorded as necessary. We also evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits. Although we believe our estimates are reasonable, that our tax positions comply with applicable tax law, and that we have adequately provided for any known tax contingencies, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results.
     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded through goodwill as part of the price purchase allocation and are adjusted in future periods to goodwill or intangibles instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a Protest Letter. The case is currently in Appeals for consideration. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and are included in the income taxes payable balance on the condensed consolidated balance sheets at September 30, 2005 and December 31, 2004. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect this to have a negative impact on our cash and cash equivalents balance as the result of the payment of income taxes, but no material impact on our net income.
We have been named as a party to several class action lawsuits and shareholder derivative actions which could result in significant management time and attention, result in significant legal expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Between June 2 and July 1, 2004, four purported class action complaints were filed in the United States District Courts for the Northern District of California, the Southern District of California, and the Southern District of New York against us and certain of our current and former officers and directors. These actions commenced in the courts for the Southern District of California and the Southern District of New York were transferred to the Northern District of California. All four actions were consolidated into one action in the Northern District of California and a consolidated amended complaint, or CAC, was filed in January 2005 seeking unspecified damages. The CAC alleged violations of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiffs sought to represent a putative class of investors in our American depositary receipts, or ADRs, who purchased the ADRs between April 23, 2003 and May 5, 2004, referred to as the Class Period. The complaint alleged that during the Class Period, we and the individual defendants made false or misleading statements in press releases and SEC filings regarding, among other things, our acquisition of Crystal Decisions, our Enterprise 6 product and our forecasts and financial results for the three months ended March 31, 2004. In February 2005, we and other defendants moved to dismiss the CAC. On July 27, 2005, the Court granted defendants’ motion to dismiss and granted plaintiffs 30 days to file an amended complaint. On September 8, 2005, the Court, pursuant to the parties’ stipulation, entered an order dismissing the action with prejudice and the matter was concluded.

Risks Related to Ownership of Our Ordinary Shares or ADSs
New SAC and certain of its affiliates own a substantial percentage of our shares and their interests could conflict with those of our other shareholders.
     New SAC and certain of its affiliates own a significant percentage of our company as a result of our acquisition of Crystal Decisions. As October 31, 2005, New SAC and certain of its affiliates owned approximately 17.5% of our voting rights. The interests of these shareholders could conflict with those of our other shareholders. As a result of their ownership position, New SAC and these other parties collectively are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.
Additional sales of our shares by New SAC and certain of its affiliates, our employees or issuances by us in connection with future acquisitions could adversely affect the market price of our shares.
     New SAC and certain of its affiliates have rights, subject to specified conditions, to require us to file a registration statement on its behalf to register for resale shares in us that they currently hold or to include such shares in registration statements we may file independently. In addition, New SAC can unilaterally distribute its shares in us to its shareholders. In October 2005, a registration statement on Form S-3 for the sale of up to 15,887,329 shares was filed with the SEC on behalf of New SAC and was declared effective by the SEC. If New SAC or, after any distribution by New SAC to its shareholders of the shares it holds in us, certain of its affiliates, resell a substantial number of these shares in a short period of time, this could cause the market price of our shares to decline. The perception among investors that these sales may occur could produce the same effect. In addition, if we were to include New SAC’s shares in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell our shares. Furthermore, any resale by New SAC or its affiliates of a large number of its shares in us pursuant to an exemption from the registration requirements of the Securities Act of 1933, such as through Rule 144, may cause the price of our common shares to decline.
Provisions of our articles of association and French law could have anti-takeover effects and could deprive shareholders who do not comply with such provisions of some or all of their voting rights.
     Provisions of our articles of association and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over our company. For example, French law provides that any individual or entity (including a holder of ADSs) acting alone or in concert that becomes the owner of more than 5%, 10%, 15%, 20%, 25%, 33 1/3%, 50%, 66 2/3%, 90% or 95% of our share capital outstanding or voting rights or that increases or decreases its shareholding or voting rights above or below by any of the foregoing percentages, is required to notify us within five trading days, of the number of shares and ADSs it holds individually or in concert with others and the voting rights attached to the shares and the number of securities giving access to shares and voting rights. The individual or entity must also notify the AMF within five trading days of crossing any of the foregoing percentages. The AMF then makes the information available to the public. In addition, any individual or legal entity acquiring more than 10% or 20% of our outstanding shares or voting rights must file a notice with us and the AMF within 10 trading days. The AMF makes such notice available to the public. This report must state whether the acquirer acts alone or in concert with others and must indicate the acquirer’s intention for the following 12-month period, including whether or not it intends to continue its purchases, to acquire control of us or to seek nomination (for itself or for others) to our board of directors. The acquirer must also publish a press release stating its intentions in a financial newspaper of national circulation in France. The AMF makes the notice public. The acquirer may amend its stated intentions by filing a new report, provided that it does so on the basis of significant changes in its own situation or stockholdings.

     Any shareholder who fails to comply with these requirements will have the voting rights for all shares in excess of the relevant thresholds suspended until the second anniversary of the completion of the required notifications and may have all or part of such voting rights suspended for up to five years by the relevant commercial court at the request of our chairman, any of our shareholders or the AMF and may be subject to a €18,000 fine.
     Our articles of association provide that any individual or entity (including a holder of ADSs) acting alone or in concert who acquires a number of shares equal to or greater than 2% or a multiple thereof, of our share capital or voting rights, shall within five trading days of crossing such holding threshold inform us of the total number of shares or voting rights that such person holds by a registered letter with a proof of delivery slip addressed to our headquarters or by an equivalent means in accordance with applicable foreign law. When the threshold is crossed as a result of a purchase or sale on the stock market, the period of five trading days allowed for disclosure begins to run on the trading date of the securities and not the delivery date. This notification obligation also applies, as set forth above, whenever a new threshold of 2% is reached or has been crossed (whether an increase or decrease), for whatever reason, up to and including a threshold of 50%. In determining the threshold referred to above, both shares and/or voting rights held indirectly and shares and/or voting rights associated with shares and/or voting rights owned as defined by the French Commercial Code will be taken into account.
     Furthermore, our articles of association provide that should this notification obligation not be complied with and should one or more shareholders who holds at least 2% of the share capital or voting rights so request, shares in excess of the fraction which should have been declared are deprived of voting rights at any subsequent shareholders’ meeting convened until two years following the date of making the required notification. Any request of the shareholders shall be recorded in the minutes and will involve the legal penalty referred to above.
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
     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,117,603 ordinary shares based on our share capital as of October 31, 2005. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,820,548 ordinary shares based on our voting rights as of October 31, 2005, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

Interests of our shareholders will be diluted if they are not able to exercise preferential subscription rights for our shares.
     Under French law, shareholders have preferential subscription rights (droits préférentiels de souscription) to subscribe for cash for issuances of new shares or other securities with preferential subscription rights, directly or indirectly, to acquire additional shares on a pro rata basis. Shareholders may waive their rights specifically in respect of any offering, either individually or collectively, at an extraordinary general meeting. Preferential subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offering of shares and may be quoted on the exchange for such securities on Eurolist by Euronext. Holders of our ADSs may not be able to exercise preferential subscription rights for these shares unless a registration statement under the Securities Act is effective with respect to such rights or an exemption from the registration requirements is available.
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

The market price of our shares is susceptible to changes in our operating results and to stock market fluctuations.
     Our operating results may be below the expectations of public market analysts and investors’ and therefore, the market price of our shares may fall. In addition, the stock markets in the United States and France have experienced significant price and volume fluctuations in recent periods, which have particularly affected the market prices of many technology companies and often are unrelated and disproportionate to the operating performance of these particular companies. These broad market fluctuations, as well as general economic, political and market conditions, may negatively affect the market price of our shares. The market fluctuations have affected our stock price in the past and could continue to affect our stock price in the future. The market price of our shares may be affected by one or more of the following factors:
•	quarterly variations in our results of operations;

•	announcements of technological innovations or new products by us, our customers or competitors;

•	announcements of our quarterly operating results and expected results of the future periods;

•	our failure to achieve the operating results anticipated by analysts or investors;

•	sales or the perception in the market of possible sales of a large number of our shares by our directors, officers, employees or principal shareholders;

•	announcements of our competitors or customers’ quarterly operating results, and expected results of future periods;

•	addition of significant new customers or loss of current customers;

•	international political, socioeconomic and financial instability, including instability associated with military action in Afghanistan and Iraq or other conflicts;

•	releases or reports by or changes in security and industry analysts’ recommendations; and

•	developments or disputes concerning patents or proprietary rights or other events.
     The sale price of our ADSs on the Nasdaq National Market for the period of January 1, 2004 to September 30, 2005 ranged from a low of $17.15 to a high of $38.85.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the nine months ended September 30, 2005 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2004. Further information on the impact of foreign currency exchange rate fluctuations is further described in Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding this Item may be found in Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. This information is incorporated by reference to this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the nine months ended September 30, 2005, we did not repurchase any of our ordinary shares or American depositary shares. At September 30, 2005, a maximum of 3,700,079 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase program. On June 14, 2005, our shareholders approved the proposal to authorize our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of the share capital of the Company, at a price not to exceed €30.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 14, 2005, also requires that the total number of treasury shares may not exceed 10% of our share capital.

Item 6. Exhibits

Exhibit
No.	Description

2.1 [1]	Agreement and Plan of Merger dated July 20, 2005 by and among Business Objects S.A., Sodium Acquisition Corporation, SRC Software, Inc., Vista Equity Fund II LP, Andrew Ferguson, Stephen Reiff and Philip Sandstrom.

2.1.1[2]	SRC Software, Inc. Form of Retention Bonus Plan.

3.1 [3]	Amended and Restated Bylaws of Business Objects S.A., as amended November 2, 2005.

10.1 4 +	Business Objects S.A. 2001 Stock Incentive Plan, adopted on February 6, 2001 and amended on August 26, 2003, December 11, 2003, June 10, 2004, August 20, 2004, August 12, 2005, and October 20, 2005 (English translation).

10.65 + *	Employment Agreement of John G. Schwarz dated September 9, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

[1]	Incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed with the SEC on July 25, 2005.

[2]	Incorporated by reference to Exhibit 2.1.1 filed with our Current Report on Form 8-K filed with the SEC on July 25, 2005.

[3]	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on November 8, 2005.

[4]	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2005.

+	Denotes a management contract or compensatory plan or arrangement.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A. (Registrant)
Date: November 9, 2005	By:	/s/ John G. Schwarz
John G. Schwarz
Chief Executive Officer

Date: November 9, 2005	By:	/s/ James R. Tolonen
James R. Tolonen
Chief Financial Officer and Senior Group Vice President

EXHIBIT INDEX

Exhibit
No.	Description

2.1 [1]	Agreement and Plan of Merger dated July 20, 2005 by and among Business Objects S.A., Sodium Acquisition Corporation, SRC Software, Inc., Vista Equity Fund II LP, Andrew Ferguson, Stephen Reiff and Philip Sandstrom.

2.1.1[2]	SRC Software, Inc. Form of Retention Bonus Plan.

3.1 [3]	Amended and Restated Bylaws of Business Objects S.A., as amended November 2, 2005.

10.1 4 +	Business Objects S.A. 2001 Stock Incentive Plan, adopted on February 6, 2001 and amended on August 26, 2003, December 11, 2003, June 10, 2004, August 20, 2004, August 12, 2005, and October 20, 2005 (English translation).

10.65 + *	Employment Agreement of John G. Schwarz dated September 9, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

[1]	Incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed with the SEC on July 25, 2005.

[2]	Incorporated by reference to Exhibit 2.1.1 filed with our Current Report on Form 8-K filed with the SEC on July 25, 2005.

[3]	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on November 8, 2005.

[4]	Incorporated by reference to Exhibit 10.1 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2005.

+	Denotes a management contract or compensatory plan or arrangement.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.