Form 10-K
period 2005-12-31
BUSINESS OBJECTS S.A.
filed 2006-03-16
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-24720

BUSINESS OBJECTS S.A.
(Exact name of Registrant as specified in its charter)

Republic of France	98-0355777
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

157-159 rue Anatole France, 92300 Levallois-Perret, France
(Address of principal executive offices)

(408) 953-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

American depositary shares, each representing one ordinary share*	Nasdaq National Market Eurolist by Euronexttm, France

*	Ordinary shares are not traded in the United States, but rather they are deposited with The Bank of New York, as Depositary. Each American depositary share represents one ordinary share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2005, the last business day of its most recently completed second fiscal quarter, there were 96,505,485 ordinary shares of €0.10 nominal value issued (including 31,537,414 American depositary shares each corresponding to one ordinary share and 3,067,675 treasury shares). The aggregate market value of the registrant’s common equity held by non-affiliates, based upon the closing sale price of its American depositary shares on June 30, 2005 as reported on the Nasdaq National Market, was $1,590,662,974. Ordinary shares and American depositary shares held by each of our officers and directors and by each person owning, to our knowledge, 5% or more of its common equity were excluded because such persons may be deemed to be affiliates of Business Objects. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2006, the number of issued ordinary shares was 95,604,302 of €0.10 nominal value (including 28,116,580 American depositary shares, 145,098 treasury shares of which 20,400 shares are owned by the Business Objects Employee Benefit Sub Plan Trust, 2,383,376 shares held by Business Objects Option LLC and 403,715 held by Business Objects Employee Benefit Sub-Plan Trust). As of February 28, 2006, the registrant had issued and outstanding 92,672,113 ordinary shares of €0.10 nominal value (including 28,116,580 American depositary shares). Of the number of issued shares 2,383,376 represented shares issued by the registrant on December 11, 2003 to Business Objects Option LLC, the registrant’s indirectly, wholly owned subsidiary. These shares represent shares issuable upon exercise of the stock options held by former Crystal Decisions’ optionees. Since Business Objects Option LLC is an indirect, wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights. In the event any such shares are not needed to satisfy obligations under stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or to be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the stock options.

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

BUSINESS OBJECTS S.A.

PART I

This Annual Report on Form 10-K contains forward-looking statements based on our expectations, assumptions, estimates and projections about Business Objects and our industry as of the filing date of this Form 10-K. These statements include, but are not limited to, statements concerning: our strategy, including our expected financial performance, continued sales of our existing products and services as well as sales of our Business Objects XI product offering, the impact of exchange rates on our operations, the integration by us and acceptance by the market of companies we acquire and their products, the impact of stock compensation expense on our financial results and our ability to continue to maintain effective internal controls over financial reporting . Actual events or results may differ materially from those described in this document due to a number of risks and uncertainties. The potential risks and uncertainties include, among others, our ability to attract and retain customer support for Business Objects XI; our ability to recognize revenues from new OEM and reseller agreements; the introduction of new products by competitors or the entry of new competitors into the markets for Business Objects’ products; the impact of the pricing of competing technologies; and economic and political conditions in the U.S. and abroad. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in Part I, Item 1A in “Risk Factors” and elsewhere in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.	Business

Our Company

We are the world’s leading independent provider of business intelligence software and services, which we refer to in this document as “business intelligence” or “BI” solutions. We develop, market, distribute, and provide services for software that enables organizations to track, understand, and manage enterprise performance within and beyond the enterprise. Organizations use our software to gain better insight into their business, improve decision making, and optimize enterprise performance. Our business intelligence platform, BusinessObjects XI, offers a single platform for performance management, reporting, query and analysis, and data integration. We have also built one of the industry’s largest partner communities, with more than 3,000 partners worldwide. In addition, we offer consulting and education services to help customers effectively deploy their business intelligence projects.

In 2005, we acquired privately held SRC Software, Inc. (“SRC”), a leading vendor of financial planning and performance management software; privately held Infommersion, Inc. (“Infommersion”), a leading vendor of interactive visual analytics; and privately held Medience S.A. (“Medience”), an enterprise information integration company.

In February 2006, we entered into a definitive agreement to acquire privately held Firstlogic, Inc., a global provider of enterprise data quality solutions and services. Building on our enterprise information management (“EIM”) strategy, this acquisition is intended to provide customers with a single, consistent view of their business, improve the trust and confidence in the information needed to make better decisions, and accelerate compliance initiatives. The acquisition will be an all-cash transaction of approximately $69 million. The transaction will be accounted for under the purchase method of accounting. The acquisition is subject to regulatory approvals and other customary closing conditions, and is expected to be completed in the second quarter of 2006.

We were incorporated in France in 1990. Our principal executive offices are located at 157-159, rue Anatole France, Levallois-Perret, France and 3030 Orchard Parkway, San Jose, California. Our website is www.businessobjects.com.

Industry Background

Business Strategy

Our business strategy is focused on five areas of growth; extending our lead in the Enterprise market segment, expanding into the analytic solutions market, expanding into the enterprise information management market, expanding our position in the mid-market and growing our services business.

Extending our lead in the Enterprise market

Increasingly, enterprises (organizations with over $1 billion in annual revenue or more than 5,000 employees) are selecting a single business intelligence solution to replace multiple instances of disparate BI technologies. As enterprises realize the business benefits from business intelligence, they look to standardize on a single vendor that offers an enterprise-wide solution. This standardization allows them to reduce their overall cost of ownership, drive adoption, and reduce complexity. To meet this demand, we design software that caters to the needs of all users throughout the enterprise and provides a single platform to standardize on.

Furthermore, we believe that adoption of business intelligence within the enterprise is low as it pertains to the number of business users. This significant untapped part of the market for business intelligence solutions can be reached by business solutions that are specific to the users’ roles and easy to use and operate. An example of this is BusinessObjects Intelligent Question; a new solution we introduced in November 2005 that allows end-users to easily get answers to complex business questions without the need to understand the underlying data. We also believe that user expansion can be achieved by making business intelligence solutions part of the work environment that end-users are comfortable with, such as browsers, portals and Microsoft Office. Our software is designed to be part of this environment, further lowering the barrier to entry.

We have thousands of enterprise customers using prior versions of our product. Our new product, BusinessObjects XI, offers great benefits in functionality, performance, connectivity, ease of use, and cost of deployment. We are actively assisting our customers in the migration to this new software as we see future revenue opportunities stemming from additional license revenue, professional services revenue, and customer education revenue.

Expanding into the Analytic Solutions market

Analytic solutions allow organizations to improve their performance by using software and services around critical areas such as planning, budgeting, consolidations, metrics, and industry-specific processes. Our analytic offerings — also known as Enterprise Performance Management solutions — give us access to the Office of the CFO as well as to the line-of-business. Our analytic solutions cater to a functional audience across a variety of industries. These include financial planning and budgeting applications, such as the ones we acquired through the acquisition of SRC in 2005, as well as dashboarding and scorecarding solutions. Our analytic solutions also cater to a functional audience in specific industries. These include operational applications in areas such as inventory management, store assortment management, and customer loyalty management for retail organizations, trade promotion management and supply chain management for consumer packaged goods organizations, and customer loyalty management for financial services organizations.

Our analytic solutions further help our customers to standardize on Business Objects are their sole provider of business intelligence.

Expanding into the Enterprise Information Management market

Enterprise Information Management is a rapidly expanding market as it provides critical data integration and data quality components to successful business intelligence implementations. It allows our customers to use accurate, timely, and integrated data when they make their decisions. By offering a complete solution that caters to these needs, we become an even stronger part of our customers’ infrastructure. Our own developments as well as acquisitions, such as Medience in 2005, have allowed us to develop a complete solution that is unmatched among our competitors.

Our Enterprise Information Management solutions help us improve our competitive capabilities as we grow, reach new sources of revenue from enterprise and mid-market customers, and further increase our standardization capabilities. We expect that our intended acquisition of First Logic, if completed, will further improve our position in the Enterprise Information Management Market.

Expanding our position in the Mid-market

We believe there is significant opportunity to offer business intelligence solution to companies in the mid-market (companies with revenue less than $1 billion annually or less than 5,000 employees). While we already have thousands of customers in this segment, we believe it is still significantly underpenetrated. In 2005 we introduced new products, including Crystal Reports Server XI, specially designed and priced for mid-market companies. We also introduced special bundles and pricing structures for both our direct and indirect sales channels to further penetrate this market. Our products for the mid-market are branded under the Crystal name, including the well known Crystal Reports and the new Crystal Xcelsius, which came to Business Objects through the acquisition of Infommersion in 2005. These products are easy to use by end users, and easy to deploy for mid-market organizations which often have fewer IT resources.

Going forward in the mid-market, we will focus on:

•	Channel development: increase number of partners, new vertical areas of expertise, and channel-focused marketing initiatives

•	Pricing and packaging: to fit the requirements of our customers and partners while responding to market needs

•	Product innovation: additional products under the Crystal brand to meet the needs of mid-market organizations

Growing our Services Business

A very large and growing services industry exists around business intelligence and data warehousing that represents a key growth area for the Company. Our customers demand end to end solutions that include not just product, but also education and consulting services. Our services strategy caters to the demand of our customers and aligns our expert resources with their needs. Our differentiation stems from our deep expertise in the areas of business intelligence and data warehousing, our focus on the quality of our solutions, and unique knowledge of our product offerings.

Products

We have two major categories of products; those that target enterprise customers (companies with revenues larger than $1 billion annually or more than 5,000 employees), and those that target mid-market companies.

Enterprise customers

For enterprise companies, we deliver products under the BusinessObjects XI brand. This includes the newest release of that platform, BusinessObjects XI Release 2, which shipped in November 2005. The BusinessObjects XI platform delivers a complete set of BI capabilities: performance management, reporting, query and analysis, and data integration. BusinessObjects XI completed the integration of the Crystal and BusinessObjects product lines (Crystal Decisions was acquired in 2003). We believe that significant enhancements and new capabilities in BusinessObjects XI Release 2 will improve simplicity for end users, trusted information, and the ability standardize on a single BI platform.

This platform provides a set of common services to simplify deployment and management of BI tools, reports and applications. The platform powers the management and secure deployment of specialized end user tools for performance management, reporting, and query and analysis — on a proven, scalable, and open services-oriented architecture.

Mid-market customers

For mid-market customers, we deliver products under the Crystal brand. This includes the award-winning, market-leading reporting product Crystal Reports, as well as newer products such as Crystal Xcelsius for interactive visual analytics. This product came to us through the acquisition of Infommersion in 2005. We intend to continue extending the Crystal line of products, aimed at the mid-market, throughout 2006 and beyond.

Our software helps customers track performance, understand business information, and manage their organizations. We participate in 3 major segments of the software market — core business intelligence, enterprise information management (EIM), and enterprise performance management (EPM.)

Core Business Intelligence

Core business intelligence is based on our business intelligence platform, and includes a range of software for solving the reporting and analysis needs of customers to make better decisions. This includes:

•	Our business intelligence platform which provides customers with the technology to enable them to support users inside and outside of the organization. This includes the ability to deploy, control, and manage their deployments from departmental to enterprise-level communities of customers.

•	Reporting tools facilitate accessing data, formatting it, and delivering it as information to users inside and outside the organization.

•	Our query and analysis products allow end users to interact with business information and answer ad-hoc questions themselves without advanced knowledge of the underlying data sources and structures. A range of users — from experienced data analysts to mainstream business users — can create queries and perform calculations without having to understand complex database languages or structures. Users can then share the information they create with others across the organization and beyond.

Enterprise Information Management

Enterprise information management (EIM) includes tools and technologies to help customers extract and cleanse data from disparate sources, transform it, and load it into data marts and warehouses. EIM is critical for customers to deliver accurate, timely, and integrated data that BI software users trust. Our data integration software is critical to this market segment, and we are strengthening that with the products we intend to acquire from FirstLogic fit in this category, as does the technology we acquired from Medience in 2005.

Enterprise Performance Management

Performance management allows customers to plan for success and access the achievement of their strategies and company goals. Customers can model their business and perform “what if” analysis, create capital plans and strategic forecasts, improve general budgeting, payroll planning, and sales planning, manage financial consolidations and employee productivity. Once plans are made and goals are set, customers can then track and analyze key business metrics and goals via management dashboards, scorecards and alerts. The planning products we acquired from SRC Software in 2005 fit in this category, as do BusinessObjects Dashboard Manager and BusinessObjects Performance Manager.

Services

Post-Sales Customer Support and Software Maintenance

Our networks of customer support centers around the world are staffed by trained support engineers who answer customer inquiries by telephone, the web, and email. Our value-added resellers, systems integrators, consulting partners, and distributors, supported by our regional support centers, may also provide technical support. In 2005 we invested in the technical infrastructure behind our support systems, and will continue to do so in the coming years.

Online support provides customers with access to up to date technical information and helps customers independently resolve inquiries. Customers can query our online knowledge base to find a solution to their inquiries, participate in online forums to discuss their BI strategies or issues with other users, download service packs and documentation or log a case directly to their local support center. We have additional levels of support for customers who need additional assistance, especially with large deployments. These customers are assigned a specific team of support engineers who focus on the customer’s individual deployment and provide extended service hours for telephone support.

Software maintenance releases, on an unspecified or “when and if available” basis, and post-sales technical support are provided to customers for an annual maintenance fee, which is an additional charge to the initial product license fee.

Global Services

We have a wide range of services focused on ensuring our customers receive rapid delivery of measurable business value. Leveraging our proven methods and knowledge, we work with our clients to help them lower the total cost of ownership and more effectively use their BI solution. Our services organization consisted of a global network of more than 500 skilled consultants, trainers, systems integrators, and support specialists working to one single goal, helping our customers get the most out of their BI solution.

By working with our services organization, customers can accelerate their time to benefit, and reduce their risks. We offer flexible consulting, education and support to fit the BI needs of any organization.

•	Consulting Services. Committed to delivering business performance improvement to our customers, we collaborate with our clients to enable their success through the innovative use of business, technology, and information assets. With consulting resources versed in the latest BI technologies and in-depth industry knowledge, our focus is on providing complete business intelligence solutions that are critical to our clients’ success.

Business Objects Consulting Services is the primary, global source of BI consulting solutions for our enterprise customers. Our range of proven offerings built on a BI centric methodology enables us to engage with clients on global initiatives that drive true business advantage. Our ability to leverage the intellectual property accumulated over years of delivering enterprise scale BI solutions, is the foundation on which we are able to consistently deliver business results for our customers.

•	Customer Education. Business Objects Education Services offers training from certified experts, with authorized curriculums and course materials. Our team and network of authorized education partners focus on helping customers achieve better business value via training plan development services, comprehensive offerings, and flexible delivery.

As users become proficient with our products, they can benefit from continuous learning on a variety of topics to keep up with the enhancements to the products and continue to maximize the value they get from BI. These courses are offered as a series of webcasts on specific topics such as technical updates, migration training, optimization best practices, and custom sessions.

Sales & Marketing

The sales structure at Business Objects utilizes multiple channels and seeding strategies which focus on creating the greatest opportunities for market penetration; global alliances and customer success. Our sales channels are organized to provide direct enterprise and mid-market sales, as well as to partner with our network of thousands of System Integrators, VARs, Distributors, OEMs, and other channel partners to drive revenue and support customers.

To support our sales efforts, we conduct global marketing programs, including advertising, demand creation, public relations, web-based and face-to-face seminars and demonstrations at customer sites and at our offices, appearances at trade shows, and ongoing customer communications programs and events.

We also engage with industry analysts to ensure that they have accurate information on our capabilities and solutions and thus can advise customers with full and educated analysis.

Strategic Relationships

With more than 3,000 partners and 120 Education and consulting partners as of December 31, 2005, we have successfully established a strong and complete partner community within the business intelligence industry, including Global Alliance partnerships with leading technology companies such as Accenture, IBM, SAP AG, Microsoft Corporation, Oracle Corporation, Cap Gemini, and Bearing Point.

We develop Global Alliance partnerships with ISVs, hardware vendors, and system integrators to create new revenue opportunities and to further extend our deployment capacity. Our Global Alliance partners incorporate our technology within their own product solutions and/or sell it or recommend it, along with their own products and services.

By maximizing awareness and education about Business Objects within the system integrator community, we believe we are creating incremental revenue opportunities through these partners. Working with systems integrators, our goal is to create world class BI practices, promote enterprise standardization and develop joint market driven solutions.

Our technology integrations with our ISV / OEM partners, which numbered over 750 as of December 31, 2005, expands our market reach by incorporating our licenses within third party software deployments. Once our software is used by a customer, we can then expand our presence by up selling from one department to enterprise-wide deployment within an organization. OEM partners integrate and/or resell business intelligence solutions within their own applications which provided us with a stream of revenue as well.

Our partnering strategy is instrumental in meeting and delivering on our overall corporate revenue objectives by generating mutual, incremental business, increasing our deployment capacity and enhancing our products’ technology.

Industry Focus

We are committed to understanding our customers’ businesses and providing solutions based on their specific BI needs. We work to anticipate their needs by having a deep knowledge of the unique challenges and opportunities particular to their market. Our industry-focused products include those for:

•	Retail: We provide the world’s top retailers with software to improve purchasing, profitability, marketing efforts, inventory and store management, customer service, and financial reporting.

•	Consumer Packaged Goods: We provide a comprehensive set of BI solutions to improve performance in the consumer product goods (CPG) industry. Our CPG customers include makers of fine apparel, personal and household care products, food and beverages, paper and business forms, and pet products.

•	Financial Services: We provide a comprehensive set of business intelligence solutions to improve performance in the banking, brokerage, consumer credit, investment banking, and insurance industries.

•	Government: We are a leading provider of business intelligence solutions to governments, educational organizations, and defense agencies.

•	Healthcare: Our BI solutions help healthcare professionals provide higher quality customer care while keeping costs down.

•	Communications: We provide solutions to the leading wire line, wireless, broadband, internet service provider, and satellite carriers around the world, which help them increase revenue and customer retention while reducing operational costs.

As of December 31, 2005, we had sold licenses for our products to more than 35,000 customers in over 80 countries. Our customers represent a wide cross industry spectrum of corporations and governmental and educational institutions. During each of the last three years, no customer accounted for 10% or more of our consolidated revenues.

Product Development

We believe that innovation, timeliness of product releases, and high product quality are essential to maintain a competitive position. Consequently, we dedicate considerable resources to development efforts to enhance existing products, develop new products, and integrate products and technologies that we purchase through acquisition. The product development group is responsible for the design, development, and release of product enhancements, upgrades and new products and has two large development centers located in Levallois-Perret, France and Vancouver, Canada. We also have development teams located in California, Oregon, China and the United

Kingdom, as well as a site in India that is facilitated by an independent third party. Research and development expenses were $162.5 million in 2005, $150.6 million in 2004, and $95.4 million in 2003.

Competition

The market for our BI software and services is highly competitive, constantly evolving and subject to rapidly changing technology. We compete principally with providers in three areas of the market: large, pure-play business intelligence vendors; larger companies whose core business is primarily applications or databases; and small and/or BI niche vendors.

•	Large, pure-play business intelligence vendors. Our direct competitors here are Cognos Inc. and Hyperion Solutions Corp.

•	Larger companies whose core business is primarily applications (ERP, CRM, and SCM) or databases. Our competitors here include IBM, Microsoft Corporation, Oracle Corporation, and SAP AG.

•	Small and/or niche business intelligence vendors. These companies include Actuate Corporation, Informatica Corporation, Information Builders, MicroStrategy, Inc., and the SAS Institute.

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

We believe that the principal competitive factors that impact the market we serve include: performance, scalability, ease of use, functionality, product architecture, product quality, reliability, price, scope of distribution, services capability, customer support, and name recognition. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face continuing competitive pressures from both current and future competitors in the markets we serve.

Patents and Intellectual Property Protection

Our success depends in part on our ability to protect our property rights in our intellectual property. To protect our proprietary information, we use a combination of patents, copyrights and trademark laws, trade secret laws, employee and third party nondisclosure agreements and licensing arrangements, including confidentiality provisions.

We currently have 9 patents issued in the United States including those acquired from Crystal Decisions. In addition, we have 59 patent applications pending in the United States, including 8 provisional and 51 utility filings, 5 filings pursuant to the Patent Cooperation Treaty and 6 foreign patent applications pending. In January 2005, we adopted a new logo, and we have filed applications to register a trademark that incorporates the new logo in the United States, France, and Argentina, Australia, Bahrain, Bolivia, Canada, China, Costa Rica, European Union, India, Indonesia, Israel, Japan, Kuwait, Malaysia, Norway, the Philippines, Puerto Rico, Romania, Russia, South Africa, Vietnam, Ukraine, and Venezuela. We have registrations published for opposition in the following countries and territories: Brazil, Colombia, Guatemala, Kenya, Saudi Arabia, Korea, New Zealand, Thailand, and the United States. We have registered our new trademark in the following countries and territories: Andorra, Brunei, Chile, El Salvador, Hong Kong, Iceland, Jordan, Lebanon, Liechtenstein, Macao, Mexico, Monaco, Peru, Singapore, Switzerland, Taiwan, and the United Arab Emirates. However, despite our efforts, our registration may not be successful or may be rejected by applicable patent or trademark offices. We also have an ongoing trademark registration program. Despite our efforts, we may not successfully protect our proprietary rights from misappropriation. While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition and ongoing product support and enhancement may be more significant in maintaining our competitive position.

Litigation may be necessary to defend and protect our proprietary rights. From time to time we may use the courts to protect our intellectual property. We are currently involved in patent litigation with each of MicroStrategy Incorporated and Informatica Corporation, each of which is further described below. Litigating claims relating to our intellectual property can be very expensive in terms of management time, resources and professional fees for litigation.

We filed a lawsuit against a competitor, MicroStrategy Incorporated (“MicroStrategy”), on October 17, 2001 in the United States District Court for the Northern District of California, which alleged patent infringement under U.S. patent number 5,555,403. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that our patent was not literally infringed, that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to a claim in our patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and is being briefed by the parties. We cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.

On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the District Court dismissed MicroStrategy’s claim of infringement of U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the District Court advised the parties that it was of the opinion that summary judgment should be granted in our favor as to non infringement of MicroStrategy’s U.S. Patent No. 6,260,050 and that the trial scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the District Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that we are not infringing MicroStrategy’s patent.

In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. We filed our opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only claim remaining pertaining to interference with a non-solicitiation clause in MicroStrategy’s employment will be remanded to the District Court for further proceedings.

On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal

Decisions. The complaint alleged that Crystal Decisions’ software products Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications infringed MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claims that we infringed these three patents have all been dismissed and will not proceed to trial.

We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to vigorously to defend the actions. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to certain of these suits is ongoing, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy.

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

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. (“Acta Technology” or “Acta”). We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta Technology software products infringed Informatica’s U.S. Patent No. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the District Court issued its claim construction order. The parties are currently engaged in discovery and no trial date has been set. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

Although we believe that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation is ongoing, we cannot be assured that we will prevail. Should Informatica ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and be required to pay damages.

Employees

As of December 31, 2005, we had 4,418 employees including:

•	915 in research and development;

•	1,740 in sales and marketing;

•	1,209 in customer service and support, including 658 in professional services; and

•	554 in finance and administration.

Our employees in France have been represented by the CFDT Union — Confédération Francaise Démocratique du Travail — since October 2002 and by the CGT Union — Confédération Générale du Travail — since November 2002. Our employees in France represented 15% of our labor force at December 31, 2005. The collective bargaining agreements we have entered into with the unions have been renewed annually. We have never experienced any work stoppage.

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

Our newly hired employees may complete a one to three week orientation course presented by Business Objects Learning and Development, our internal education program. We believe this emphasis on training yields highly qualified employees and promotes camaraderie among all of our staff.

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

Executive Officers of the Registrant

Information required by this item regarding Directors and Executive Officers is incorporated by reference to the information set forth in the section titled “Directors and Executive Officers of the Registrant” in Part III, Item 10 of this Annual Report on Form 10-K.

Where You Can Find Additional Information

The reports and other information we file with the U.S. Securities and Exchange Commission (the “SEC”) can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 158D, Washington D.C. 20549. Copies of these materials can be obtained at prescribed rates from the Public Reference Section of the SEC at the principal offices of the SEC, 100 F Street, N.E., Room 158D, Washington D.C. 20549. You may obtain information regarding the operation of the public reference room by calling 1(800) SEC-0330. The SEC also maintains a website at (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

In addition, as a French company quoted on the Eurolist by Euronext TM, we are subject to periodic information disclosures about our annual financial statements and our quarterly results which are published in the

Bulletin des Announces Légales Obligatoires, a French legal website. Such publications are available in the French language only on the French Journal Official website at (http://balo.journal-officiel.gouv.fr/). Moreover, since 2003, we file our annual report with the Autorité des Marches Financiers (“AMF”) under a “Document de Référence” format. The document is available in the French language on the AMF website www.amf-france.org, as soon as it has received the approval from the AMF.

We file further press releases and prospectus relating to special operations impacting the securities with the AMF. Such filings are available in the French language only on the AMF website. Our press releases and our French annual reports are available in French without charge through our website, www.france.businessobjects.com.

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Before you invest in any of our securities, you should be aware of various risks to which we may be subject, including those described below. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K, before you decide whether to purchase any of our securities. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our quarterly operating results have been and will continue to be subject to fluctuations.

Historically, our quarterly operating results have varied substantially from quarter to quarter, and we anticipate that this will continue. This fluctuation occurs principally because our revenues vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed in the short-term and are based on anticipated levels of revenues. While the variability of our revenues is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we typically record a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe generally slows during the summer months;

•	customers may delay purchase decisions in anticipation of (i) changes to our product line, (ii) new products or platforms, (iii) product enhancements or (iv) in response to announced pricing changes by us or our competitors;

•	our revenues typically vary based on the mix of products and services and the amount of consulting services that our customers order, and we expect this trend to continue for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	our revenues are typically sensitive to the timing of offers of new products that successfully compete with our products on the basis of functionality, price or otherwise, and we expect this trend to continue for the foreseeable future.

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

Our revenues may be unpredictable due to the recent release of our Business Objects XI product, which integrates our existing Business Objects and Crystal Decisions product lines, and the expected end of life of our separate, existing Business Objects and Crystal Decisions products.

In the past, customers have deferred purchase decisions as the expected release date of our new products has approached. In addition, customers have generally delayed making purchases of the new product to permit them to undertake a more complete evaluation of the new product or until industry analysts have commented upon the products. We released the Microsoft Windows version of Business Objects XI in January 2005. By late 2005, we also released BusinessObjects XI, release 2, for all supported languages. Business Objects XI could be particularly susceptible to deferred or delayed orders, since it represents the integration of our former stand-alone Business Objects and Crystal Decisions product lines. Some customers may delay purchasing Business Objects XI until later releases or until third party opinions regarding the product are widely available.

Any customer hesitation could result in purchase delays from one quarter to the next, causing quarterly orders and associated shipments and revenues to vary more significantly during this transition than we have previously experienced. The impact on revenues of the introduction of Business Objects XI and release 2, may be exacerbated or reduced by normal seasonal spending patterns. Our customers can elect to continue to use stand-alone products for some time and we may not be able to convince them to adopt our combined product. As a result, we may have to continue to support multiple products for a period of time.

In addition, we anticipate that the pattern of adoption of Business Objects XI and release 2, by existing customers, and the related impact on our revenues, may not be consistent with the patterns we have previously experienced because we have announced that the old Business Objects and Crystal Decisions’ products will transition to end of life over the next 18 months. Existing customers will be deciding whether and when to transition to the integrated Business Objects XI product, which may be viewed by them as a more significant decision about how to manage their business intelligence platform. We cannot anticipate whether the product transition will result in a prolonged adoption cycle for Business Objects XI and release 2, or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.

If we overestimate revenues, and are unable to sufficiently reduce our expenses in any quarter, this could have a negative impact on our quarterly results of operations.

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

We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. Until and including 2004, we also prepared financial statements in accordance with French GAAP, according to French law. Effective January 1, 2005, our consolidated French financial statements are prepared in conformity with International Financial Reporting Standards, or the IFRS, whereas our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create the international standards, and the Financial Accounting Standards Board, have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries and the accounting for business combinations. For our consolidated financial statements prepared in accordance with IFRS, our previously reported results were required to be restated in accordance with IFRS. The opening balance sheet as of January 1, 2004 and the balance sheet and income statement as of and for 2004 and, as of and for the six months ended June 30, 2005, prepared in accordance with IFRS, were filed on October 28, 2005 in the BALO in France. The opening balance sheet as of January 1, 2004, prepared in accordance with IFRS was filed on April 26, 2005 with the AMF in France in our 2004 Document de Référence under the No. R.05-049.

Some of our more significant accounting policies that may in the future be affected by the changes in the accounting rules are as follows:

•	accounting for stock-based compensation;

•	accounting for business combinations;

•	accounting for goodwill and other intangible assets

•	accounting for uncertain tax positions;

•	earnings per share; and

•	software revenue recognition

Changes in these or other rules, or scrutiny of current practices, may have a significant adverse effect on our reported operating results or the way in which we conduct our business.

The requirement to expense stock options in our income statement could have a significant adverse effect on our reported results, and we do not know how the market will react to reduced earnings

In December 2004, the final statement FAS 123R, Share-Based Payments, was issued. This final standard replaces the existing requirements and requires that all forms of share-based payments to employees, including employee stock options, employee stock purchase plans, warrants and restricted stock be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R requires that such transactions be accounted for using a fair-value based method. FAS 123R became effective for us commencing with our fiscal periods beginning January 1, 2006.

In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment”, we have been required for our French consolidated financial statements to report the expense associated with stock-based compensation in our statements of income commencing on January 1, 2004.

We anticipate our reported tax rate will be adversely affected by the adoption of the final standard to the extent to which we are unable to record a tax benefit on the stock-based compensation expense, other than the tax benefit for non qualified options of the US based employees. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards will impact all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.

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

As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. For example, in August 2005 and October 2005, we acquired SRC and Infommersion, respectively. In February 2006, we agreed to acquire FirstLogic. It is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

We have strategic relationships with Microsoft, SAP and Oracle which, if terminated, could reduce our revenues and harm our operating results.

We have strategic relationships with Microsoft, SAP and Oracle that enable us to bundle our products with those of Microsoft, SAP and Oracle, and we are also developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, SAP or Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, Microsoft, SAP and Oracle have designed their own business intelligence software and Microsoft is actively marketing its reporting product for its SQL server business intelligence platform. If Microsoft, SAP or Oracle reduces its efforts on our behalf or discontinues its relationship with us and instead develops a relationship with one of our competitors or increases its selling efforts of its own business intelligence software, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.

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

The business intelligence software market is still evolving, and our success depends upon the continued growth of this market. Our potential customers may:

•	not fully value the benefits of using business intelligence products;

•	not achieve favorable results using business intelligence products;

•	experience technical difficulty in implementing business intelligence products;

•	decide to use other technologies, such as search engines, to obtain the required business intelligence for their users.

These factors may cause the market for business intelligence software not to grow as quickly or become as large as we anticipate, which may adversely affect our revenues.

Our software may have defects and errors that could lead to a loss of revenues or product liability claims.

Our products and platforms use complex technologies and may contain defects or errors, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, we may not detect errors in our new products, platforms or product enhancements until after we have commenced commercial shipments. If defects and errors are discovered after commercial release of either new versions or enhancements of our products and platforms:

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

We may have difficulty managing the timeliness of our large scale deployments and our internal allocation of personnel and resources. Any such difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services. This could cause a decline in or delay in recognition of revenues, and could cause us to increase our research and development and technical support costs, either of which could adversely affect our operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This requirement first became effective for the year ended December 31, 2004.

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

It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Crystal Decisions with our existing systems in 2004 and, as a result of our acquisition of SRC in August 2005, are currently integrating SRC’s systems with ours. Similarly, as a result of our acquisition of Infommersion, in October 2005, we are integrating Infommersion’s systems with ours. We also anticipate integrating First Logic’s systems with ours after that acquisition is completed in 2006. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired. Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by increased rate of growth or the impact of acquisitions.

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

The market for business intelligence software is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The emergence of new industry standards in related fields may adversely affect the demand for our products. To be successful, we must develop new products, platforms and enhancements to our existing products that keep pace with technological developments, changing industry standards and the increasingly sophisticated requirements of our customers. Introducing new products into our market has inherent risks including those associated with:

•	adapting third party technology, including open source software;

•	successful education and training of sales, marketing and consulting personnel;

•	effective marketing and market acceptance;

•	proper positioning and pricing; and

•	product quality, including possible defects.

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

We are currently a party to several lawsuits with MicroStrategy. The prosecution of these lawsuits could have a negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.

On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed our U.S. Patent No. 5,555,403. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that our patent was not literally infringed, that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to a claim in our patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and is being briefed by the parties. We cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.

On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the District Court advised the parties that it was of the opinion that summary judgment should be granted in our favor as to non infringement of MicroStrategy’s patent No. 6,260,050 and that the trial scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the District Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that we are not infringing MicroStrategy’s patent.

In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. We filed our opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only claim remaining pertaining to interference with a non-solicitiation clause in MicroStrategy’s employment will be remanded to the District Court for further proceedings.

On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that Business Objects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStragegy’s U.S. patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that we infringed these three patents have all been dismissed and will not proceed to trial.

We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to vigorously to defend the actions. However, because of the inherent uncertainty of litigation in general, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy.

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

In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial.

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

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s United States Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe United States Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and no trial date has been set. We are vigorously defending this action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

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

From time to time, companies in the industry in which we compete receive claims that they are infringing upon the intellectual property rights of third parties. We believe that software products that are offered in our target markets will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and product functionalities begin to overlap. For example, we are defending one patent infringement suit brought by Informatica.

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

No customer accounted for 10% or more of our total revenues in 2003, 2004 or 2005. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.

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

Our success depends upon a number of key management, sales, technical and other critical personnel, including our chief executive officer, John Schwarz, and Bernard Liautaud, who is our chairman of the board of directors and chief strategy officer, the loss of either of whom could adversely affect our business. The loss of the services of any key personnel or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives and the results of our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.

We have multinational operations that are subject to risks inherent in international operations.

We have significant operations outside of France and the United States, including development facilities, sales personnel and customer support operations. Our international operations are subject to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed development centers;

•	potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights;

•	lack of experience in certain geographic markets;

•	longer payment cycles for sales in certain foreign countries;

•	seasonal reductions in business activity in the summer months in Europe and certain other countries;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs;

•	foreign laws and other government controls, such as trade and employment restrictions;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political instability in the countries where we are doing business; and

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions.

•	Less well developed business practices and regulations, leading to potential need to defer the recognition of revenue earned in these areas

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

While we have implemented certain strategies to mitigate risks related to the impact of fluctuations in currency exchange rates, we cannot ensure that we will not recognize gains or losses from international transactions, as this is part of transacting business in an international environment. Not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict future currency exchange rate changes.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may increase or fluctuate for a variety of reasons, including:

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

In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a Protest Letter. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and are included in the income taxes payable balance on the consolidated balance sheets at December 31, 2005 and 2004. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect this to have a negative impact on our cash and cash equivalents balance as the result of the payment of income taxes, but as this relates to a matter addressed in purchase price accounting, will have no impact on our net income.

Risks Related to Ownership of Our Ordinary Shares or ADSs

Additional sales of our shares by New SACs shareholders, our employees or issuances by us in connection with future acquisitions could adversely affect the market price of our shares.

In November 2005, we registered for resale 6,301,767 of our ADS held by New SAC, which until January 3, 2006 was our largest shareholder. On January 3, 2006, New SAC distributed all these shares to its shareholders. These shareholders can resell our shares in the public market at any time. If the New SAC shareholders or our employees resell a substantial number of these shares in a short period of time, this could cause the market price of our shares to decline. In addition, although as of the date of this filing we have no plans to issue additional shares, if we were to do so in a public offering, acquisition or otherwise, the sales prices of our shares in the public markets may decline.

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

In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and is equal to 2,193,544 ordinary shares based on our share capital as of February 28, 2006. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,853,443 ordinary shares based on our voting rights as of February 28, 2006, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.

Interests of our shareholders will be diluted if they are not able to exercise preferential subscription rights for our shares.

Under French law, shareholders have preferential subscription rights (droits préférentiels de souscription) to subscribe for cash for issuances of new shares or other securities with preferential subscription rights, directly or indirectly, to acquire additional shares on a pro rata basis. Shareholders may waive their rights specifically in respect of any offering, either individually or collectively, at an extraordinary general meeting. Preferential subscription rights, if not previously waived, are transferable during the subscription period relating to a particular offering of shares and may be quoted on the exchange for such securities on Eurolist by Euronext. Holders of our ADSs may not be able to exercise preferential subscription rights for these shares unless a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), is effective with respect to such rights or an exemption from the registration requirements is available.

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

The sale price of our ADSs on the Nasdaq National Market for the period of January 1, 2005 to December 31, 2005 ranged from a low of $22.49 to a high of $41.50.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our U.S. corporate headquarters are in San Jose, California. We lease approximately 126,000 square feet of office space pursuant to a lease which terminates in 2011. We have a right to extend the lease term for one additional six-year period.

Our European corporate headquarters are in Levallois-Perret, France, a suburb of Paris. We lease approximately 159,000 square feet of office space pursuant to a lease which terminates in 2012. We are subleasing approximately 29,000 square feet of this facility to third parties until June 2006. Once this sublease terminates, we will lease 129,100 square feet at this site.

We also lease approximately 292,000 square feet of office space in Vancouver, Canada under various leases expiring between 2014 and 2015.

We lease a facility in Maidenhead, England, consisting of approximately 54,000 square feet, under a lease expiring in 2020. We have additional smaller leased field sales and software development offices in the Americas, Europe, and Asia Pacific regions, including Japan.

We believe that our existing facilities are adequate for our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed our U.S. Patent No. 5,555,403. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that our patent was not literally infringed, that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to a claim in our patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and is being briefed by the parties. We cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.

On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the District Court advised the parties that it was of the opinion that summary judgment should be granted in our favor as to non infringement of MicroStrategy’s patent No. 6,260,050 and that the trial scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the District Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that we are not infringing MicroStrategy’s patent.

In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. We filed our opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only claim remaining pertaining to interference with a non-solicitiation clause in MicroStrategy’s employment will be remanded to the District Court for further proceedings.

On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that Business Objects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that we infringed these three patents have all been dismissed and will not proceed to trial.

We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to vigorously to defend the actions. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to certain of these suits is ongoing, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy.

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

In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. We became party to the action when it acquired Crystal Decisions in

December 2003. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The High Court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received a notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in the Crystal Decisions’ consolidated financial statements. In April 2003, Crystal Decisions filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding. In connection with this request for declaratory relief Crystal Decisions paid the agreed settlement amount into the High Court.

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

In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial.

Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is without merit, the outcome cannot be determined at this time. If the mediated settlement were to be set aside an ultimate damage award could adversely affect our financial position, liquidity and results of operations.

On July 15, 2002, Informatica filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s United States Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe United States Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and no trial date has been set. We are vigorously defending this action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

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

We are also involved in various other legal proceedings in the ordinary course of business and none are believed to be material to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Pursuant to the requirements of the French Commercial Code and generally accepted business practices in France, our charter documents provide that the presence in person or by proxy or by any means of telecommunications of shareholders holding not less than 20%, in the case of an ordinary general meeting, or 25%, in the case of an extraordinary general meeting, of the shares entitled to vote is necessary for a quorum on first call. If a quorum is not present, then the meeting is postponed. There is no quorum requirement in the case of a reconvened ordinary general meeting; however, the presence in person or by proxy or by any means of telecommunications of shareholders holding not less than 20% of the shares entitled to vote is necessary for a quorum in the case of a reconvened extraordinary general meeting. At an ordinary general meeting, a simple majority of the votes cast is required to pass a resolution. At an extraordinary general meeting, a two-thirds majority of the votes cast is required. A simple majority of shareholders’ vote present may pass a resolution concerning a capital increase by incorporation of reserves, profits or premiums at an extraordinary general meeting. However, a unanimous vote is required to increase the liabilities of shareholders. Abstention by those present or represented by proxy is deemed a vote against the resolution submitted to a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

U.S. Market Information

We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of ADSs. Each ADS represents one ordinary share placed on deposit with The Bank of New York, as Depositary, and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the Depositary, the ordinary shares corresponding to the outstanding ADSs are deposited on the custody account of the Depositary with BNP Paribas Securities Services, as Custodian, or any successor or successors to such Custodian. Our ADSs have been quoted on the Nasdaq National Market since September 1994 under the symbol “BOBJ.”

French Market Information

Our ordinary shares are traded on Compartment A of the “Eurolist by Euronext” which is operated by Euronext Paris S.A. Our ordinary shares are listed under the ISIN code FR0004026250, symbol “BOB”. Our shares have been traded on various Euronext exchanges since November 1999. Securities listed on Euronext Paris S.A. are placed in one of two categories (Continu or Fixing) depending on the volume of transactions. Our ordinary shares are listed in the category known as Continu, which includes the most actively traded securities. The minimum yearly trading volume required for a security to be placed in Continu is 2,500 trades.

All trading on the Eurolist market is performed on a cash settlement basis on the third trading day following the trade. However, market intermediaries are also permitted to offer investors a Deferred Settlement Service (Service à Règlement Différé or “SRD”) for a fee. The SRD allows investors who elect this service to benefit from leverage and other special features of the previous monthly settlement market. The service is only available for trades in securities which have both a total market capitalization of at least €1.0 billion and represent a minimum daily average trading volume of €1.0 million and which are normally cited on a list published by Euronext Paris S.A.. Investors in shares eligible for SRD can elect on the determination date (date de liquidation), which is, at the latest, the fifth trading day before the last trading day of the month included, either to settle the trade by the last trading day of the month or to pay an additional fee and postpone the settlement decision to the determination date of the following month. Our ordinary shares are eligible for the SRD.

Ownership of equity securities traded on a deferred settlement basis is considered to have been transferred only after they have been registered in the purchaser’s account. In accordance with French securities regulations, any sale of securities executed on a deferred settlement basis during the month of a dividend payment is deemed to occur after the dividend has been paid. The account of the purchaser having purchased the securities prior to the date of the dividend payment, but during the month of a dividend payment date, is credited with an amount equal to the dividend paid and the seller’s account is debited by the same amount.

Prior to any transfer of securities held in registered form on Eurolist by Euronexttm, the securities must be converted into bearer form and accordingly inscribed in an account maintained by an accredited intermediary with Euroclear France S.A., a registered clearing agency. Transactions in securities are initiated by the owner giving instructions (through an agent, if appropriate) to the relevant accredited intermediary. Trades of securities listed on Eurolist by Euronexttm are cleared by LSH Clearnet S.A. via Clearing 21 and settled by Euroclear France S.A. using a continuous net settlement system. A fee or a commission is payable to the broker-dealer or other agent involved in the transaction.

High and Low Price Ranges

The following table sets forth the range of quarterly high and low closing sales prices in U.S. dollars for our ADSs on the Nasdaq National Market and in euros for our ordinary shares on the Eurolist by EuronextTM, Paris (or its predecessor) for each quarterly period within the two most recent fiscal years.

			Price per Ordinary
	Price per ADS		Share
	High	Low	High	Low

2005:
Fourth Quarter	$41.50	$32.82	€34.78	€27.60
Third Quarter	$36.09	$26.30	€29.03	€22.08
Second Quarter	$28.79	$25.23	€23.45	€19.57
First Quarter	$28.07	$22.49	€21.42	€17.05
2004:
Fourth Quarter	$25.78	$21.07	€20.69	€16.25
Third Quarter	$23.79	$17.43	€19.00	€14.19
Second Quarter	$31.00	$18.89	€25.40	€15.97
First Quarter	$38.34	$27.40	€30.68	€22.16

As of December 31, 2005, there were 95,303,749 ordinary shares of €0.10 nominal value, issued (including 29,414,204 ADSs, 145,098 treasury shares (of which 20,400 shares are owned by the Business Objects Employee Benefit Sub-Plan Trust, 2,521,747 shares held by Business Objects Option LLC and 375,000 shares held in the Employee Benefit Sub-Plan Trust). Of these issued shares, there were 92,261,904 ordinary shares outstanding (including 29,414,204 ADSs). Of the number of issued shares, 2,521,747 represented shares issued by us on December 11, 2003 to Business Objects Option LLC, our indirectly, wholly owned subsidiary. These shares represent shares issuable upon exercise of the stock options held by former Crystal Decisions’ optionees. As Business Objects Option LLC is an indirect, wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and are not entitled to voting rights. In the event any such shares are not deemed to satisfy obligations under stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the stock options. At February 28, 2006, there were 156 shareholders of record holding our ordinary shares registered by our French Depositary, BNP Paribas and 142 shareholders of record holding ADSs registered by our U.S. Depositary, The Bank of New York. The number of shareholders of record does not include stock held in street name, which represents the majority of our shareholders.

Dividends.  We have not declared or distributed any cash dividends on our ordinary shares or ADSs. Payment of potential dividends is fixed by the ordinary general meeting of shareholders at which the annual accounts are approved following recommendations of the board of directors. Net income in each fiscal year after deduction for legal reserves is available for distribution to our shareholders as dividends, subject to the requirements of French law and our bylaws. We currently intend to retain our earnings to finance future growth and, therefore, do not anticipate paying any cash dividends on our ordinary shares or ADSs in the foreseeable future.

Issuer Purchases of Equity Securities

During 2005, we did not repurchase any of our ordinary shares or ADSs. On October 20, 2005, we cancelled 2,942,977 treasury shares in compliance with our approved stock repurchase program. As of December 31, 2005, we held 145,098 treasury shares, of which 20,400 shares are owned by the Business Objects Employee Benefit Sub-Plan Trust, and an aggregate of 6,488,529 ordinary shares and ADSs were eligible for repurchase under our approved stock repurchase program. On June 14, 2005, our shareholders approved the proposal to authorize our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of our share capital of the Company, at a price not to exceed €30.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 14, 2005, also requires that the total number of treasury shares may not exceed 10% of our share capital.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and December 31, 2004 from the Consolidated Audited Financial Statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 were derived from the consolidated audited financial statements that are not included in this Form 10-K. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have not declared or distributed any cash dividends on our ordinary shares or ADSs. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2005	2004	2003(1)	2002	2001
	(In thousands, except per ordinary share and ADS data)

Statement of Income Data
Revenues:
Net license fees	$515,637	$473,373	$275,261	$243,955	$249,594
Services	561,514	452,258	285,564	210,844	166,200

Total revenues	1,077,151	925,631	560,825	454,799	415,794
Cost of revenues:
Net license fees	29,715	28,272	5,951	3,102	2,155
Services	216,626	172,133	89,005	71,489	63,497

Total cost of revenues	246,341	200,405	94,956	74,591	65,652

Gross profit	830,810	725,226	465,869	380,208	350,142
Operating expenses:
Sales and marketing	434,432	406,796	250,870	222,243	203,655
Research and development	162,540	150,562	95,399	74,991	55,246
General and administrative	97,910	83,947	44,655	29,387	24,256
Acquired in-process research and development	3,584	—	27,966	2,000	—
Restructuring costs	150	2,169	7,782	3,871	—
Amortization of goodwill(2)	—	—	—	—	4,492

Total operating expenses	698,616	643,474	426,672	332,492	287,649

Income from operations	132,194	81,752	39,197	47,716	62,493
Interest and other income (expense), net	14,304	(4,220)	14,334	18,959	10,460

Income before provision for income taxes	146,498	77,532	53,531	66,675	72,953
Provision for income taxes	(53,873)	(30,409)	(30,969)	(26,095)	(28,075)

Net income	$92,625	$47,123	$22,562	$40,580	$44,878

Basic net income per ordinary share and ADS	$1.02	$0.53	$0.35	$0.66	$0.74

Diluted net income per ordinary share and ADS	$1.00	$0.52	$0.34	$0.63	$0.70

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	90,405	88,748	64,584	61,888	60,879

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	93,036	91,077	66,168	63,933	64,361

	At December 31,
	2005	2004	2003(1)	2002	2001
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$380,443	$311,359	$257,955	$301,509	$251,509
Total Assets	2,123,358	1,922,928	1,775,062	551,808	421,469
Working capital	195,199	112,844	49,513	225,513	193,150
Long-term liabilities	29,360	20,363	4,950	17,441	3,174

(1)	We acquired Crystal Decisions on December 11, 2003 for a total purchase price of approximately $1.2 billion. The purchase price consisted of the payment of $307.6 million in cash to former shareholders of Crystal Decisions, which was paid out of general cash reserves, and the issue of 23.3 million ADSs. We acquired the fair value of the net tangible and intangible assets on purchase, including $978.0 million of goodwill and $142.7 million of amortizable intangible assets. The statement of income for 2003 includes the revenues and expenses of Crystal Decisions for the 20 days ended December 31, 2003. Our acquisition of Crystal Decisions had a $38.0 million negative impact on operating income for 2003 due to the $28.0 million write-off of acquired in-process research and development, $2.2 million in amortization of acquired intangible assets and deferred stock-based compensation expense, $7.5 million in integration related costs and $7.8 million in restructuring costs. These costs were partially offset by the $7.4 million of operating income earned by Crystal Decisions during the 20 days in 2003 that we operated as a combined company.

(2)	We no longer amortize goodwill effective January 1, 2002 with our adoption of Statement of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our Business

We are the world’s leading independent provider of business intelligence solutions. We develop, market and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. We believe that data provided by the use of a BI solution allows organizations to make better and more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries and reports, access catalogs of reports and do simple or complex analysis of data. We have one reportable segment — BI software products.

On December 11, 2003, we acquired Crystal Decisions. Our acquisition of Crystal Decisions did not result in any new reportable segments. In 2005, we acquired SRC, Medience and Infommersion, none of which resulted in any new reportable segments.

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

Costs of Revenues

Our cost of net license fees consists primarily of the amortization of intangible assets. Additional costs include materials, product packaging, distribution costs, related fulfillment personnel and third party royalties. Our cost of services revenues consists primarily of personnel and related overhead costs for technical support, consulting, training, materials delivered with product upgrades, enhancements, professional services and the related portion of stock-based compensation related to the recognition of unearned compensation expense for stock options assumed in connection with the acquisitions of Crystal Decisions, SRC and Infommersion.

Operating Expenses

Sales and marketing expenses include salaries, benefits, commissions and bonuses earned by sales and marketing personnel, advertising, product promotional campaigns, promotional materials, travel, facilities and other related costs. Research and development expenses are expensed as incurred and consist primarily of personnel and related costs associated with the development of new products, the enhancement of existing products, quality assurance and testing and facilities and other related costs. General and administrative expenses consist primarily of personnel costs for finance, legal, human resources, third party professional services and other administrative costs. Acquired in-process research and development expenses represents the fair value of projects of acquired companies that had not reached technological feasibility and had no future alternative use as assessed at the time of the acquisition and thus were written-off. Restructuring expenses include costs to involuntarily terminate employees and exit facilities in accordance with approved restructuring plans. Operating expenses also include costs associated with the recognition of unearned compensation expense for stock options assumed in connection with the acquisitions of Crystal Decisions, SRC and Infommersion and with restricted stock not subject to performance conditions.

Commencing in the quarter ending March 31, 2006, we will also record non-cash compensation charges to the statement of income as a result of the adoption of FAS No. 123R, “Share-based Payments” (“FAS 123R”). FAS 123R requires that all forms of share-based payments to employees be treated the same as other forms of compensation by recognizing the related cost in the statements of income. We expect that the adoption of FAS 123R will have a material, negative impact on our reported operating results. See “Recent Accounting Pronouncements” for more information.

Key Performance Indicators

	Year Ended December 31,
	2005	2004	2003
	(In millions, except for % and EPS)

Revenues	$1,077.2	$925.6	$560.8
Revenues growth	16%	65%	23%
Operating income	$132.2	$81.8	$39.2
Income from operations as percentage of total revenues	12%	9%	7%
Diluted earnings per share	$1.00	$0.52	$0.34

We have now completed our second full year since the Crystal Decisions acquisition and our product lines and platforms have expanded. In 2005, our BusinessObjects XI platform generated $234 million in license revenue and was primarily responsible for the 9% increase in license revenue from 2004. Service revenues increased 24% as both the maintenance and consulting revenues increased over 2004. Operating expenses for 2005 were $698.6 million, a 9% increase over 2004. These increased expenses were primarily related to salary and related benefits as we have increased our headcount in 2005 to 4,418 as of December 31, 2005 from 3,834 as of December 31, 2004. Operating income was $132.2 million in 2005, up $50.4 million or 62% over 2004.

As a result of the acquisition of Crystal Decisions, our operating income in 2003 was reduced by $38.0 million, which was the result of a $28.0 million write-off of acquired in-process technology, $2.2 million in amortization of acquired intangible assets and deferred stock-based compensation expense and $7.8 million in restructuring costs for the combined company.

New Products

BusinessObjects XI merged the former Business Objects and Crystal Decisions’ product lines into a single platform with new features and functionality. Given that we will transition other Business Objects and Crystal Decisions’ products to end of life over the next 18 months, we believe that some customers may not purchase those products or may wait before purchasing Business Objects XI until reviews on the product have been established. We cannot predict whether our revenues from our products other than BusinessObjects XI will be consistent with patterns we have previously experienced or whether BusinessObjects XI customer acceptance and purchasing will be similar to our prior product releases.

In August 2005, Business Objects launched its planning products. Our planning products, the result of our acquisition of SRC, combine strategic planning, capital planning, budgeting, state of the art reporting tools, scorecarding, and a powerful consolidation engine — with multiple access options that deliver unrivaled visibility into the business. We are increasing our sales presence in the finance organizations of our current and potential customers.

In October 2005, we released BusinessObjects XI Release 2. We believe that significant enhancements and new capabilities in BusinessObjects XI Release 2 improve simplicity for end users, provide trusted information, and provide the ability to standardize on a single BI platform.

As part of the launch of BusinessObjects XI Release 2, we released BusinessObjects Intelligent Question, an innovation that allows anyone to ask intuitive business questions and receive meaningful answers, without the need to build a query or know the underlying systems or data.

In November 2005, we released Crystal Xcelsius, providing interactive visual analytics. It enables users to easily transform Excel spreadsheets into sophisticated data presentations that include unique visual components, and then share such presentations within PowerPoint, Adobe PDF, Outlook, and the web.

Seasonality

Our strongest quarter each year is typically our fourth quarter, as the sales organization is ending their fiscal year and many of our customers are at the end of their annual budget cycle. Consequently, our revenues are seasonally lower in our first quarter. In addition, our third quarter is a relatively slow quarter primarily due to lower economic activity throughout Europe during the summer months.

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations

The translated U.S. dollar value of our revenues and expenses are impacted by changes in currency exchange rates because we conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our U.S. GAAP financial statements. We generate a significant portion of our revenues and also incur a significant portion of our research and development and sales expenses in euros, British pounds, Japanese yen and Australian dollars. Prior to 2004, this structure resulted in a natural hedge of our foreign exchange exposure at an operating income level. As a result of our acquisition of Crystal Decisions, however, in 2004 and 2005 we incurred a significant portion of our expenses in Canadian dollars without offsetting Canadian dollar revenues. In 2005, we began a program to reduce the risk of currency exchange rate fluctuations in our Canadian dollar expenses. As a result, we have mitigated, but not eliminated the risk associated with U.S. dollar versus Canadian dollar exposures.

As currency rates change from quarter to quarter and year over year, our results of operations may be impacted as a result of these changes. Our operating results, excluding the effect of translation of local currency transactions into U.S. dollars (also referred to as constant currency), was calculated by translating current year results at comparative year average currency exchange rates.

The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year’s currency exchange rates (in millions):

	Year Ended December 31,
	2005	2004	2003

Total revenues	$4.5	$49.1	$43.3
Total cost of revenues	3.4	10.5	6.6
Sales and marketing expenses	7.0	22.3	17.6
Research and development expenses	4.1	11.8	12.1
General and administrative expenses	0.9	3.9	3.2

Our revenues and expenses are incurred in multiple currencies. While our exposure is mitigated through our hedging activities, a negative impact on income from operations occurs when more expenses than revenue are recognized in countries where the currency fluctuation is negative against the U.S. dollar. In 2005, this was the case in our Canadian operations.

In 2004 and 2003, the substantial changes in currency exchange rates contributed to revenue growth associated purely with the change in currency exchange rates. Concurrently, our expenses, on a converted to U.S. dollars basis, increased with almost an equal and offsetting impact.

Because our subsidiaries in other countries transact in local currencies, we may also experience mark to market exchange gains or losses on consolidation that result in increases or decreases to assets or liabilities which are recorded in other income.

Results of Operations

Revenues

The following table shows the change in revenues (in millions, except percent change):

	2005	% Change	2004	% Change	2003

Net license fees:
Business intelligence platform	$447.6	5	$427.2	81	$235.5
Enterprise performance management applications	40.7	45	28.0	9	25.7
Data Integration	27.4	51	18.2	30	14.0

Total net license fees	$515.7	9	$473.4	72	$275.2

Services revenues:
Software license updates and support	411.7	24	330.7	57	210.8
Professional services and other	149.8	23	121.5	62	74.8

Total services revenues	$561.5	24	$452.2	58	$285.6

Total revenues	$1,077.2	16	$925.6	65	$560.8

Net License Fees

We derive the largest portion of our net license fees from our BI platform products. We expect that the BI platform products will continue to represent the largest portion of our net license fees. In 2005, 2004 and 2003, our BI platform products represented 87%, 90% and 86% of total net license fees, respectively. Net license fees increased in 2005 by $42.3 million to $515.7 million from $473.4 million in 2004. The primary reason for this increase was our BusinessObjects XI platform. We began recognizing revenue on this product line in 2005 and it generated $234 million, or 45% of license revenues in 2005. Revenues from our acquisitions contributed approximately $8.7 million in total revenue in 2005.

Net license fees increased in 2004 by $198.1 million to $473.4 million from $275.2 million in 2003. The increase was the result of the combination of our first full year of revenues from Crystal Decisions’ products, which included both existing products and new version releases of the Crystal Decisions product suite and growth in our other pre-acquisition Business Objects product families.

Our net license fees from direct sales have historically comprised a greater percentage of our net license fees than indirect sales. In 2005, direct revenues represented 51% of total net license fees, whereas direct revenues represented 52% in 2004 and 59% in 2003. The decline in direct revenues was due in part to our acquisition of Crystal Decisions, which contributed a strong base of independent distributors in addition to channel partner relationships including original equipment manufacturers, value added resellers and system integrators.

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

Services Revenues

Services revenues increased in 2005 by 24% or $109.3 million to $561.5 million from $452.2 million in 2004. Within this total, maintenance and technical support revenues increased by $81.0 million to $411.7 million in 2005, an increase of 24% from 2004. This increase primarily resulted from the larger number of installed customers and from higher maintenance renewals. Additionally, in 2004, due to our application of business combination accounting rules, we were not able to recognize $28.0 million of maintenance and technical support revenue related to support contracts assumed in the Crystal Decisions business combination. These amounts would have been otherwise recorded by the acquired entity in 2004. Professional services and other revenues in 2005 increased by $28.3 million to $149.8 million, or 23%, from 2004. Our continued investment in our professional services teams, with the view to expanding the breadth and depth of solutions we offer our customers, resulted in increased revenues.

Services revenues increased in 2004 by $166.6 million to $452.2 million from $285.6 million in 2003. The majority of the increase was the result of our first full year of revenues from Crystal Decisions’ services and support products. Within this total, maintenance and technical support revenues increased in 2004 by $119.9 million, or 57%, from 2003 and professional services and other revenues in 2004 increased by $46.7 million, or 62%, from 2003. Our maintenance renewal rates increased in 2004 and 2003.

As a percentage of total revenues, services revenues increased to 52% of total revenues for 2005 as compared to 49% and 51% in 2004 and 2003, respectively. In 2004, the shift to a lower percentage of total revenues from services revenues was primarily attributable to the addition of revenues from Crystal Decisions’ products, which had a lower professional services mix. As our installed base expanded in 2005, our services revenues once again represent a higher percentage of total revenues when compared to net license fees.

Geographic Revenues Mix

The following shows the geographic mix of our total revenues by major geographic location in millions of dollars, as a percentage of total revenues and as a percentage change between years:

	2005	% Change	2004	% Change	2003

Europe, Middle East and Africa (EMEA)(1)	$450.3	13	$397.7	45	$273.7
Percent of total revenues	42%		43%		49%
Americas(2)	546.0	20	453.3	87	241.9
Percent of total revenues	51%		49%		43%
Asia Pacific	80.9	8	74.6	65	45.2
Percent of total revenues	7%		8%		8%
Total revenues	$1,077.2		$925.6		$560.8

(1)	Includes the following total revenues in France: $95.2 million in 2005, $85.9 million in 2004 and $72.1 million in 2003.

(2)	Includes the following total revenues in the United States: $503.8 million in 2005, $408.7 million in 2004 and $227.0 million in 2003.

Revenues in 2005 increased across each geography when compared to 2004. We closed 46 deals over $1 million in 2005 compared to 33 deals over $1 million in 2004. Revenue from these deals was $86.0 million, a 50% increase from 2004. Further, mid-range deals between $0.2 and $1 million increased 25% to $156.6 million in 2005 when compared to 2004.

In the Americas for 2005, total revenues increased sequentially every quarter and increased year over year every quarter when compared to 2004. In 2005, total revenues increased 20% to $546.0 million from $453.3 million in 2004. The Americas closed 21 deals over $1 million in 2005 compared to 19 deals over $1 million in 2004, with one deal in 2005 being over $4.6 million. Mid-range deals increased 54% to 275 deals and totaled $89.5 million in 2005 revenues. The Americas accounted for 51% of total revenue for 2005.

In EMEA for 2005, total revenues increased quarter over quarter every quarter when compared to 2004. In 2005, total revenues increased 13% to $450.3 million from $397.7 million in 2004. EMEA closed 24 deals over $1 million in 2005 compared to 14 deals over $1 million in 2004. Revenue from these over $1 million deals was $46.5, a 122% increase over 2004. EMEA accounted for 42% of total revenue for 2005.

Asia Pacific, including Japan, revenues increased 8% in 2005 when compared to 2004

For 2004 in the Americas, the increase in total revenues and percentage of total revenues resulted from: the strong performance of sales teams in the Americas, including 19 transactions over $1 million in net license fees (versus 12 in 2003); the addition of Crystal Decisions’ products of which the Americas historically comprised 70% of total revenues; and, increased sales of pre-acquisition BusinessObjects’ products.

In 2004, total revenues from EMEA increased as the result of the addition of Crystal Decisions’ revenues and 14 transactions over $1 million in net license fees (versus 7 in 2003). Total revenues in EMEA were significantly impacted by changes in currency rates. EMEA revenues translated in euros increased by 32% to €319.7 million in 2004 from €242.4 million in 2003, which indicates that 13% of the 2004 growth in EMEA translated to U.S. dollars was attributable to favorable changes in currency exchange rates.

In 2004, the increase in total revenues from Asia Pacific, including Japan, was primarily the result of the addition of Crystal Decisions’ revenues and also strength in Greater China markets.

Cost of Revenues

	2005	% Change	2004	% Change	2003
	(In millions, except percent change)

Net license fees	$29.7	5	$28.3	372	$6.0
Services	216.6	26	172.1	93	89.0

Total cost of revenues	$246.3	23	$200.4	111	$95.0

As a percentage of total revenues, cost of revenues were 23% in 2005, 22% in 2004 and 17% in 2003. In 2005, the increase primarily resulted from increased headcount and related benefit costs in the services organization. In 2004, the majority of the increase was attributable to the non-cash amortization of intangible assets including developed technology and maintenance and support contracts acquired in our acquisition of Crystal Decisions. The majority of the remaining increase in cost of revenues was the result of the addition of costs associated with revenues for Crystal Decisions’ products and services, which historically had lower services margins than those of other Business Objects’ products.

Cost of net license fees.  Cost of net license fees in 2005 increased by $1.4 million from 2004, and increased by $22.3 million in 2004 from 2003. In 2005, $22.0 million of the cost of net license fees related to the amortization of developed technology. The $1.4 million increase primarily resulted from the costs associated with the increased shipment of product during the year. The increase in 2004 was primarily due to $18.4 million in developed technology amortization for Crystal Decisions’ products, as well as the additional direct costs associated with the higher license revenues and the release of new product versions during the year, offset in part by savings in third party royalty costs.

Gross margins on net license fees were 94% in 2005, 94% in 2004 and 98% in 2003.

Cost of services revenues.  Cost of services revenues in 2005 increased $44.5 million from 2004, and increased $83.1 million in 2004 from $89.0 million in 2003. The increase in 2005 was primarily due to headcount related costs associated with the growth in our professional services business that we continue to experience across all geographies. The increase in 2004 was primarily due to headcount and related costs associated with the acquired

Crystal Decisions’ services organizations and the growth we experienced, especially in our Americas professional services organization. In addition, $8.7 million of the 2004 increase related to the amortization of intangible assets including developed technology and maintenance related to the Crystal Decisions acquisition.

Gross margins on services revenues were 61% in 2005, 62% in 2004 and 69% in 2003. The decrease in gross margin in 2005 from 2004 primarily relates to the investments in headcount in our professional services organization during 2005. The decrease in gross margin in 2004 from 2003 is due to the accounting treatment of deferred revenues in a purchase business combination, the increased mix of outsourcing for our consulting and training departments, and the increase in non-revenue generating intangible asset amortization expense.

Operating Income Margin

Summary

Income from operations increased to 12% of total revenues in 2005 from 9% in 2004 and 7% in 2003. The increase in operating margin in 2005 was primarily driven by sales of licenses for our BusinessObjects XI product family. The increase in operating margin in 2004 was a result of the absence of the large one-time acquisition-related charges in 2003 as described below. This increase was offset by the charge in 2004 of $6.7 million of deferred stock-based compensation expense related to the unvested stock options assumed in connection with the Crystal Decisions acquisition. This total was allocated to each operating expense line based on the classification of the employees who vest in these stock options.

The following table shows operating expenses as a percentage of total revenues:

	For the Year Ended
	December 31,
	2005	2004	2003

Operating expenses:
Sales and marketing	40%	44%	45%
Research and development	15%	16%	17%
General and administrative	9%	9%	8%
Acquired in-process research and development	0%	0%	5%
Restructuring costs	0%	0%	1%

Total operating expenses	65%	69%	76%

Sales and Marketing Expenses

Sales and marketing expenses in 2005 increased by $27.6 million, or 7%, to $434.4 million from $406.8 million in 2004, and increased by $155.9 million in 2004, or 62%, from $250.9 million in 2003. The increase in 2005 compared to 2004 was primarily due to increased employee expenses and related benefit costs attributable to headcount increases. Sales and marketing headcount increased by 291 employees during 2005 through both internal growth and the SRC and Infommersion acquisitions. Additionally, increased advertising costs directly related to the SRC and Infommersion acquisitions, the advertising campaign for Business Objects XI and Crystal Xcelsius, and increased information technology and facility costs contributed to the increase in 2005. The increase in 2004 compared to 2003 was primarily due to increased employee expenses, including commissions, resulting from the addition of approximately 650 sales and marketing employees in connection with the acquisition of Crystal Decisions, offset in part by the net decrease in headcount throughout 2004. The timing and nature of individuals joining or leaving our sales force impacts our sales expenses.

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

Research and Development Expenses

Research and development expenses in 2005 increased by $11.9 million, or 8%, to $162.5 million from $150.6 million in 2004, and increased by $55.2 million in 2004, or 58%, from $95.4 million in 2003. The majority of research and development expenses relate to employee compensation. The increase in 2005 compared to 2004 was primarily due to increased employee expenses and related benefit costs attributable to headcount increases. Research and development headcount increased by 37 employees during 2005 through both internal growth and the SRC, Medience and Infommersion acquisitions. Additionally, translation costs in connection with the launch of BusinessObjects XI Release 2 and increased information technology and facility costs also contributed to the increase in 2005. The majority of the increase in costs in 2004 related to the addition of approximately 450 research and development employees in connection with the acquisition of Crystal Decisions. During 2004, we increased our investment in an outsourced development center in India, which included a team of approximately 300 engineers and support staff at December 31, 2004. As a percentage of total revenues in 2004, research and development expenses decreased as a result of the combination of the expenditure levels of the combined companies.

General and Administrative Expenses

General and administrative expenses in 2005 increased by $14.0 million, or 17%, to $97.9 million from $83.9 million in 2004, and increased by $39.2 million in 2004, or 88%, from $44.7 million in 2003. General and administrative expenses as a percentage of revenues remained constant at 9% for both 2005 and 2004. The $14.0 million increase in 2005 was primarily the result of additional headcount and related benefit costs, including the acquisitions of SRC and Infommersion, and temporary personnel for information technology projects. To a lesser extent, increased building costs and litigation expenses when compared to 2004, also contributed to the increased general and administrative expenses for 2005. These increases were partially offset by decreases in bad debt expense and facilities and information technology allocation costs. The decrease in bad debt expense was primarily attributable to collections during 2005 of older accounts receivable balances which were reserved as uncollectible in prior periods.

Expenses increased in 2004 from 2003 as the result of the expenses of the combined company which included increased levels of costs for: headcount, professional fees (including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002), consulting and legal fees, bad debts, and amortization of trade names and a portion of deferred stock-based compensation expense associated with our acquisition of Crystal Decisions. The increases in costs were partially offset by a $1.0 million insurance reimbursement of legal fees.

Acquired In-Process Research and Development

Acquired in-process research and development (“IPR&D”) represents projects that had not reached technological feasibility and had no future alternative uses at the date the assessment was made in conjunction with the acquisition of a company.

In 2005, we wrote-off a total of $3.6 million of IPR&D valued as part of the 2005 acquisitions of SRC, Medience and Infommersion.

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

Restructuring Expenses

From time to time, we incur restructuring costs which may be either acquisition or non-acquisition related. We account for restructuring costs in accordance with FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”) and Emerging Issues Task Force (“EITF”) Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations” (“EITF 95-3”). These statements dictate which costs will be recorded in our statements of income and which costs will be recorded as a liability assumed in a purchase business combination. The original liability resulting from approved restructuring plans and the changes to this balance, including the impact on our statements of income are detailed in tabular format in Note 14 to our financial statements in Item 8 of this Form 10-K.

The restructuring costs and associated accruals were based on our best estimates. Estimated restructuring expenses may change as management executes the approved plan. Decreases to the estimates of the costs of executing the currently approved plans associated with pre-merger activities of acquired companies are recorded as an adjustment to goodwill indefinitely, whereas increases to the estimates are recorded as an adjustment to goodwill only during the purchase price allocation period (generally one year after the acquisition date) and as operating expenses thereafter.

Crystal Decisions.  In December 2003, our board of directors approved and committed the Company to restructuring plans to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure as a result of our acquisition of Crystal Decisions.

Restructuring Costs Expensed Related to Pre-acquisition Business Objects

In accordance with FAS No. 146, we accrued $7.8 million of costs related to employee severance and other related benefits during the three months ended December 31, 2003. The charge consisted of estimated severance and other related benefit costs for 159 employees across all functions worldwide. Since 2003, we have paid severance and other related benefits of $7.7 million to former employees. At December 31, 2005, the remaining liability balance totaled less than $0.1 million and related to payments due to two former employees.

Commencing in the second quarter of 2004, we recorded approximately $2.3 million of charges related to costs incurred in connection with exiting eight facilities, of which $0.8 million was paid in 2004 and $1.0 million was paid in 2005. The remaining liability balance at December 31, 2005 of $0.5 million was related to costs associated with exiting one facility and is expected to be paid over the remaining lease term.

Restructuring Costs Included as a Cost of the Crystal Decisions Acquisition

Restructuring costs of $13.5 million related to the Crystal Decisions Acquisition ($10.8 million related to employee severance and $2.7 million related to the cost to abandon facilities) were accounted for under EITF No. 95-3. These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation at December 11, 2003.

The charge of $10.8 million related to employee severance and other related benefits for 194 employees across all functions worldwide. The Company had paid benefits of approximately $10.1 million to 159 employees across all regions at December 31, 2004, with $9.0 million of this amount paid in 2004. In executing the restructuring plan, we reduced the number of planned employee terminations by 34 employees which resulted in the reduction of approximately $0.6 million to the restructuring liability and goodwill balances in 2004. At December 31, 2005, the remaining liability balance of less than $0.1 million related to legal costs associated with employee terminations.

The restructuring charge to abandon facilities of $2.7 million at December 31, 2003 related to estimated costs for future minimum lease payments associated with the planned closure of 11 facilities, net of estimated sublease income to be earned on these premises. At December 31, 2005, the remaining liability related to two facilities we are subletting with lease terms extending through 2008. The decrease in the liability of $0.2 million during 2005 primarily resulted from the payment of minimum lease payments of $0.3 million which were offset by an increase of $0.2 million resulting from the adjustment of various rents, the result of which was included in general and administrative expenses. At December 31, 2005, the remaining liability balance of $0.6 million was expected to be paid over the remaining lease term.

Acta Technology, Inc.

Restructuring costs of $13.5 million related to the Acta Technology, Inc. acquisition ($4.4 million related to employee severance, $7.9 million related to the cost to abandon facilities and $1.2 million to write-off property and equipment) were accounted for under EITF No. 95-3. These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation in August 2002.

The severance and other employee benefits related to the planned termination of approximately 50 employees worldwide. These amounts were paid out in 2002 and no further liability for employee severance remains.

The charge for lease abandonment of $7.9 million, represented total future minimum lease payments and settlement costs due through 2007, net of projected sublease income of $4.2 million for Acta’s Mountain View, California headquarters and other smaller European offices. In 2003, of the $7.9 million liability, $2.7 million of the accrual was reversed to goodwill based on an agreement to terminate the lease in California. The remaining minimum lease payments and settlement costs were paid in 2005 and no liability remained at December 31, 2005.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was composed of the following:

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Interest income	$8.6	$3.7	$7.1
Patent infringement settlement income, net of litigation expenses	0.0	3.5	7.0
Foreign currency exchange gains (losses)	5.9	(11.6)	(0.4)
Other income, net	(0.2)	0.2	0.6

Interest and other income (expense), net	$14.3	$(4.2)	$14.3

Interest and other income (expense), net increased $18.5 million in 2005 from 2004 primarily due to foreign exchange gains of $5.9 million, when compared to a loss of $11.6 million in 2004, and increased interest income of $4.9 million due to higher cash balances and increased interest rates as compared to the previous year. Our cash balances grew in 2005, compared to 2004 and late 2003 when we paid $307.6 million for the Crystal Decisions acquisition. This consideration was paid in cash using our existing cash balances. The decrease in 2004 from 2003 in interest and other income was due to $3.5 million less in payments from Cognos (as described below), additional net foreign exchange losses of $11.2 million, $3.4 million less interest income due to lower cash balances and the decline in interest rates from the comparative periods, and $0.4 million lower other income.

Patent infringement settlement income.  A settlement was reached in 2002 in a patent infringement lawsuit we filed against Cognos Inc., which required Cognos to pay us a total of $24.0 million in exchange for rights to our technology under U.S. Patent No. 5,555,403 with the first $10.0 million installments paid in June 2002, net of $3.1 million of related litigation costs. The remaining balance represented Cognos’ future use of our patented technology and was paid in eight quarterly installments of $1.75 million which commenced during the quarter ended September 30, 2002 and concluded in the quarter ended June 30, 2004.

Foreign currency exchange gains (losses).

During 2005, we recognized $5.9 million of net foreign currency exchange gains primarily due to (i) our U.S. entity purchased euros and Canadian dollars to settle intercompany transactions at a time when the U.S. dollar had strengthened against the euro and the Canadian dollars, (ii) our Irish entity purchased Canadian dollars to settle intercompany balances at a time when the Canadian dollar had weakened against the euro, and (iii) transactions by our Irish entity which were impacted by the continued strength of the U.S. dollar primarily from cash transactions, the revaluation of certain receivables and unhedged intercompany loans.

During 2004, the majority of the net foreign currency exchange loss was the result of the year-end revaluation of assets, the strengthening of the euro compared to the U.S. dollar and mark-to market losses related to large intercompany loans before we had adopted a strategy to hedge intercompany loans and mitigate our exposure to these currency variations. Since April 2004, we have purchased forward contracts to mitigate the impact on the statements of income by matching the mark-to-market adjustments on the forward contracts to the gains or losses on revaluation of intercompany loans.

Income Taxes

Our effective tax rate was 37% in 2005, 39% in 2004 and 58% in 2003. The increase in our effective tax rate in 2003 was due primarily to the impact of expensing $28.0 million of IPR&D resulting from the acquisition of Crystal Decisions. IPR&D is not deductible for income tax purposes. There was $3.6 of IPR&D in 2005 and none in 2004.

During 2005 and 2004, our effective tax rate was negatively impacted by $12.5 million and $11.8 million of net tax expense, respectively, resulting from our transfer of intercompany intellectual property rights (“IP”) from our various subsidiaries and corporate parent to our Irish entity. The tax expense from the IP transfer is being amortized to income tax expense for book purposes on a straight-line basis over a five-year period which began in 2004. Overall, our effective rate decreased in 2005 over 2004 due to an increase in earnings taxed below the French tax rate and an increase in our research and development tax credits.

Based on our forecasts and current operating trends, we believe that our existing levels of pre-tax earnings for financial reporting purposes are sufficient to realize our deferred tax assets, except those related to acquired losses subject to limitations. During 2005, our valuation allowance on deferred tax assets decreased by $35.5 million. The decrease in the valuation allowance resulted in an increase to additional paid-in capital and a decrease to goodwill.

At December 31, 2005, we had U.S. federal and state net operating loss carryforwards of approximately $86.1 million and $15.9 million, respectively. These net operating loss carryforwards will expire at various times from 2018 through 2024 if not utilized. We may not be able to utilize the net operating loss carryforwards of Acta and Infommersion, because of limitations under the Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. The Acta and Infommersion net operating loss carryforwards were approximately $64.2 million and $3.4 million, respectively, of the federal total as of December 31, 2005.

At December 31, 2005, the Company had not recognized a deferred tax liability on the undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries might impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Liquidity and Capital Resources

Liquidity

The following shows our cash flow and changes in cash and cash equivalents:

	For the Year Ended December 31,
	2005	2004	2003
	(In millions)

Cash flow provided by operations	$162.7	$88.1	$98.5
Cash flow used in investing activities	(172.9)	(28.4)	(134.9)
Cash flow provided by financing activities	53.1	0.4	29.6
Effects of changes in exchange rates on cash and cash equivalents	(3.6)	(2.0)	8.2

Net increase in cash and cash equivalents	$39.3	$58.1	$1.4

Cash, cash equivalents, restricted cash and short-term investments	$380.4	$311.4	$258.0

Cash and cash equivalents totaled $332.8 million at December 31, 2005, an increase of $39.3 million from December 31, 2004. This balance excluded $47.7 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow and funds provided by stock option exercises.

Operating Activities.  For all periods presented our operations have funded themselves and we have, at times, used our cash resources to finance business acquisitions as we did in 2005 when we used $128.8 million (net of acquired cash) to pay for our acquisitions of SRC, Medience and Infommersion. In 2003, we used $178.3 million (net of acquired cash) to pay for the cash portion of the consideration for Crystal Decisions.

The primary source of cash from operations in 2005 was $1,077.2 million in revenue. This source was partially offset by cash payments for personnel related expenditures, and to a lesser extent, by an increase in net accounts receivable of $26.3 million, net cash payments of approximately $44.9 million for taxes due in the ordinary course of business and $40.5 million in rent expense, net of sub-lease income. The major uses of cash in 2004 included: cash payments of approximately $18.8 million against the restructuring liability, cash payments for personnel related expenditures, which included severance payments to former employees that were not accounted for as part of the restructuring, and net cash payments of approximately $54.2 million for taxes due in the ordinary course of business, including taxes on intercompany transfers of intellectual property. In 2004 these uses were offset by a net increase of $58.2 million in deferred revenues and higher net income than in 2003.

Days sales outstanding decreased to 79 days at December 31, 2005 from 84 days at December 31, 2004. The decrease was due to increased collection efforts. Days sales outstanding was 66 days at December 31, 2003. The increase from December 31, 2003 to December 31, 2004 was due to a combination of factors, most notably the large license and maintenance contracts, which were closed in the last three weeks of 2004.

Investing Activities.  Net cash used in investing activities of $172.9 million during 2005 primarily related to the acquisitions of SRC ($85.2 million in cash, net of acquired cash), Medience ($10.6 million in cash, net of acquired cash) and Infommersion ($33.0 million in cash, net of acquired cash) and, to a lesser extent, to the purchase of computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements. For 2004, our capital expenditures increased to $30.3 million from $12.5 million for 2003. The additional costs in 2004 related to the continued implementation of information technology systems and infrastructure and the continued expansion of our facilities, especially in our Vancouver, Canada location. The decrease in net cash used in investing activities from 2003 was the result of the absence of the impact of the large transaction completed in 2003 for the purchase of Crystal Decisions. In addition, in 2003, we received cash from the sale of our short-term investments.

Financing Activities.  During 2005, cash provided by financing activities consisted of $53.1 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans.

The net cash and cash equivalents provided by financing activities for 2004, resulted from $40.6 million in cash received from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. This inflow was partially offset by the use of cash of $40.2 million for the repurchase of 2.0 million of our ordinary shares at a weighted average price of €16.71. Pursuant to and subject to the limits of shareholder and board approval, we may purchase additional shares in the future.

During 2003, our main source of cash from financing activities was the $29.7 million cash we received from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. We have seen a large increase in the number of stock options exercised since January 2004 as a result of an expanded employee base due to the acquisition of Crystal Decisions. In addition, previous to the acquisition, former optionees of Crystal Decisions did not have the ability to sell their exercised stock options as there was no public market for Crystal Decisions’ shares. We expect the monies received on the exercise or purchase of stock options/shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans.

Dividends

We are required to maintain a legal reserve equal to 10% of the aggregate nominal value of our issued share capital. This legal reserve is funded by the transfer of at least 5% of our net income per year to such legal reserve, until such time as the reserve equals 10% of the aggregate nominal value of issued share capital. The legal reserve balance was $1.1 million and $1.3 million as of December 31, 2005 and 2004, respectively, and represents a component of retained earnings in the balance sheet. The legal reserve is distributable only upon our liquidation. Our bylaws also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the ordinary general meeting of shareholders. We currently do not have any special purpose reserves.

We have never distributed dividends and we currently intend to retain our earnings to finance future growth and therefore, do not anticipate paying any cash dividends on our ordinary shares or ADSs in the foreseeable future.

Future Liquidity Requirements

Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, strategic transactions, stock repurchase program, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we renewed our existing €100.0 million line of credit in December 2005 and was amended in March 2006 with Société Générale. This line now extends to December 2006. This line can be drawn in euros, U.S. dollars or Canadian dollars, and includes €60.0 million to satisfy general corporate financing requirements as well as a €40.0 million bridge loan for acquiring companies and/or for medium- and long-term financing. The credit agreement restricts certain of our activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues as security for drawings under the credit agreement. At December 31, 2005, no balance was outstanding under this line of credit.

We currently anticipate that our capital expenditures for 2006 will be approximately $55.8 million as we continue to invest in our information technology systems, including purchases of hardware and continue to build out our facilities worldwide. We anticipate paying for these capital expenditures with cash on hand.

Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections and the timing and amount of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process.

The following table summarizes our contractual obligations as of December 31, 2005:

	Payments Due by Period
		Within			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(In millions)

Operating leases	$272.7	$43.6	$78.8	$71.5	$78.8
Escrows Payable	32.6	21.7	10.9	—	—
Statutory French Profit Sharing Plan	5.2	5.2	—	—	—

Total contractual cash obligations	$310.5	$70.5	$89.7	$71.5	$78.8

Other than the lease commitments and line of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2005.

Operating Leases

We lease office space in San Jose, California, Vancouver, Canada and Levallois-Perret, France as well as locations elsewhere. Operating lease amounts include future minimum lease payments, net of sub-lease income, under all our noncancelable operating leases with an annual term in excess of one year.

Escrows Payable

As required by the merger agreements related to our acquisitions in 2005 and prior, certain amounts are placed in escrow until they are due.

Statutory French Profit Sharing Plan

French corporate law requires us to provide for and contribute to a Legal Profit Sharing Plan (the “Legal Plan”) for substantially all of the employees of our French entity. Contributions under the Legal Plan are based on a formula prescribed by French law and are based on the achievement of certain goals established by our board of directors. In addition, employees of our French entity may receive contributions from a separate statutory profit sharing plan we sponsor. Contributions made under this separate statutory plan are reduced by contributions required to be made under the Legal Plan. See Note 9 to our financial statements.

Guarantees

Guarantor’s Accounting for Guarantees.  From time to time, we enter into certain types of contracts that require us to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us; and (iii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on our balance sheets as of December 31, 2005 or December 31, 2004. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.

We entered into a guarantee agreement to guarantee the obligations of two of our subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At December 31, 2005, there were two option contracts with the bank under this guarantee in the aggregate notional amount of Canadian $17.0 million. In addition, there were two forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $3.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as our subsidiaries were not in default of any contract at December 31, 2005.

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

Other Liabilities and Other Claims.  We are responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, we measured the fair value of these obligations at period end. The balance of the liability related to the restoration of leased premises that qualify as operating leases was not material for either 2005 or 2004.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2005 or 2004. In accordance with FAS No. 87, “Employers’ Accounting for Pensions”, or FAS 87, our French pension plan which is managed by a third party is not consolidated into our statements of financial position, except for the net liability due to the Plan. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the Interpretation provisions to their employee benefit plans that are accounted for under FAS 87.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

•	Recognition of revenues

•	Business combinations

•	Impairment of goodwill, intangible assets and long-lived assets

•	Contingencies and litigation

•	Accounting for income taxes

•	Stock-based compensation

We have reviewed these critical accounting policies and related disclosures with our Audit Committee.

Recognition of Revenues

We enter into arrangements for the sale of: (i) licenses of software products and related maintenance contracts; (ii) bundled license, maintenance and services; and (iii) services, primarily on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, we determine whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, we use the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements.

For those contracts that consist solely of licenses and maintenance, we recognize net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We recognize maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon our price list. Vendor-specific objective evidence of the fair value of maintenance is determined by reference to the price paid by our customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals). In the absence of vendor-specific objective evidence for the fair value of maintenance, when this is the only undelivered element, license revenues are amortized ratably over the related contractual maintenance term.

Services consist of maintenance, consulting and training. In all cases, we assess whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and services revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of labor hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, we determine whether: (i) the services are available from other vendors; (ii) the services involve a significant degree of risk or unique acceptance criteria; and (iii) whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, we use vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting and training services is based upon average daily rates. When we provide services only, the contracts are typically structured on a time and materials basis.

For sales to resellers, value added resellers and system integrators (“partners”), we record revenues on a sell-in method and do not provide rights of return or price protection. For sales to distributors that have a right of return, revenues are recognized as the products are sold to the distributor, net of reserves to approximate net sell-through. Some of the factors that are considered in determining the reserves include historical experience of returns received and the level of inventory in the distribution channels. The reserve reduces the revenues and the related accounts receivable. For sales to OEMs, revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection from the OEM is probable.

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

Business Combinations

Business combinations are accounted for in accordance with FAS No. 141, “Business Combinations” (“FAS 141”), which requires the purchase method of accounting for business combinations be followed. In accordance with FAS 141, we determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with FAS 141, we allocate the purchase price of our business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In conjunction with certain business combinations, we record restructuring liabilities of the acquired company in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These costs represent liabilities that are recorded as part of the purchase price allocation.

As noted above, we must make valuations that require significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as restructuring accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is not amortized, but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore could have a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write-downs of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. We perform this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). We have determined that we have only one reportable segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

We assess impairment of long-lived assets in accordance with FAS No. 144, “Impairment of Long-Lived Assets” (“FAS 144”) and tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized in the Statement of Income when the carrying amount is not recoverable and exceeds fair value.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with FAS No. 5, “Accounting for Contingencies.” We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

Accounting for Income Taxes

We account for our income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) and related interpretations. Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.

We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance relates to deferred tax assets of an acquired company. If these tax benefits are realized, the valuation allowance reduction would result in a decrease to goodwill.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for income and withholding taxes may apply, which could materially affect our future effective tax rate.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged by tax authorities and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances that affect the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies, however our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the periods that assessments are resolved or when statutes of limitation expire.

Stock-Based Compensation

We issue warrants to our non-employee directors. We issue stock options to our employees. We also provide our employees the right to purchase ordinary shares under employee stock purchase plans and we grant awards giving the right to acquire free shares subject to certain vesting conditions. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. For equity instruments under fixed plans, APB 25 does not require that any amount of expense be recorded in the statement of income; however, FAS No. 123, “Accounting for Stock-Based Compensation” does require disclosure of these amounts in a pro forma table to the financial statements. In determining this disclosure, through the end of 2004, we estimated the value of an option and warrant using the Black-Scholes option valuation model. On April 1, 2005, we changed to a binomial-lattice option/warrant-pricing model to value our stock options and warrants for all new grants issued since January 1, 2005. Both models require the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus the total calculated costs associated with the grant of stock awards. In addition, in disclosing the fair-value cost of stock-based compensation, we estimate that we will be able to obtain a tax benefit on the cost limited to non qualified stock-options granted to our employees in the U.S. There is the potential that this tax benefit will not be obtained to this extent or at all, which directly impacts the level of expenses associated with stock-based compensation. We expect our accounting policies regarding stock-based compensation to be materially affected by our adoption of FAS 123R, which is described under “Recent Accounting Pronouncements.”

Recent Accounting Pronouncements

Share-Based Payment.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R was effective for our fiscal periods commencing January 1, 2006. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or a modified-retrospective transition method, either of which effectively dictates in which period the actual expense will be reported in the statements of income. We will apply the modified-prospective transition method when we record expense under FAS 123R after January 1, 2006.

Commencing with the three months ending March 31, 2006, we will expense in our statement of income the stock-based compensation for grants made prior to January 1, 2006 with the historical fair values and the straight-line prorated amortization used for the purpose of the pro forma footnote disclosure. Upon adoption of FAS 123R, we estimate that the expense (before tax benefits) associated with grants made prior to January 1, 2006 will be approximately $84 million, and will be recognized over an average remaining vesting period of 2.7 years. The actual expense reported in the statements of income will be impacted by factors which may include, but are not limited to: (i) actual forfeiture rates, resulting from individuals leaving our employment before the end of the applicable option vesting schedule, being greater than the expected forfeitures based on turnover assumptions; (ii) changes to the exchange rate between the U.S. dollar and the euro as our options are issued in euros (other than those assumed in the Crystal Decisions and Infommersion acquisitions) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after December 31, 2005, including the grant of Restricted Stock Units (“RSUs”) and options subject to performance conditions granted to our chief executive officer and to the chairman of the board.

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

Accounting Changes and Error Corrections.  In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented based on the application of the new accounting principle. The statement requires the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application. We adopted this standard on January 1, 2006 and currently do not anticipate that it will have a material impact on our financial statements or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, currency exchange rates and changes to either forward contracts or cash flow hedge derivatives.

Interest Rate Risk

At December 31, 2005 and 2004, we held no short-term investments, other than those assets classified in the rabbi trust. Our cash and cash equivalents were $332.8 million and $293.5 million at December 31, 2005 and 2004 respectively, which approximated fair value. For 2005 and 2004, our exposure to market rate risk was limited to changes in interest rates over time. Declines in interest rates will reduce our interest income given the same level of cash. We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments for our cash and cash equivalent balances, or any short-term investments that we may purchase in the future. Neither the balance of our cash and cash equivalents nor future interest rates is predictable; however, we believe the changes in interest rates in the future will not have a material impact on our operations. Therefore, we have not included quantitative tabular disclosure in this Form 10-K.

Trading Securities

We do not issue financial instruments for trading purposes. We do hold certain short-term investments in the form of a rabbi trust which are supported by insurance dedicated mutual funds associated with our U.S. Deferred Compensation Plan. The participants of our U.S. Deferred Compensation Plan, and not our company, make the decisions as to which funds support the asset recorded on our balance sheet. At December 31, 2005 and 2004, short-term investments held in the rabbi trust were $4.7 million and $3.8 million, respectively. The change in the balance of the asset is the result of additional contributions made by employees impacted by increases or decreases in the value of the mutual funds, which we cannot control. Given the nature of the balance we cannot manage this risk; however, do monitor the difference between the asset and the related liability to ensure it is at an acceptable level. The current liability payable under the U.S. Deferred Compensation Plan is in excess of the short-term investments balance by approximately $1.0 million which represents the unfunded portion of the liability and the amount which we would be required to pay over-and-above the value of the assets if all employees opted out of the U.S. Deferred Compensation Plan. We cannot determine if and when employees will withdraw their contributions from the plan; however, we believe that normal payments against the liability will not have a material impact on our operations.

Foreign Exchange Risk

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the U.S. GAAP applicable balance sheet date and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from transactions in local currencies are included in net income. Historically, we have generated a significant portion of our revenues and incurred a significant portion of our expenses in euro, British pounds and the Japanese yen. This resulted in the natural hedge of our operating results prior to December 2003. Subsequent to the Crystal Decisions acquisition, we began to incur a significant portion of our expenses in Canadian dollars. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results have been in certain years in the past and may be in the future, adversely impacted by currency exchange rate fluctuations upon our future operating results.

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

Derivatives Risk

We conduct business globally in several currencies and as such, it exposed to adverse movements in foreign currency exchange rates. We use derivative instruments to manage certain of these risks in accordance with the objectives of reducing earnings volatility (due to movements in the foreign currency markets) and to manage exposures related to foreign currency denominated assets and liabilities. We minimize credit risk by limiting our counterparties to major financial institutions.

We enter into foreign exchange forward contracts to reduce short-term effects of foreign currency fluctuations on certain foreign currency intercompany obligations. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations. These gains and losses are recognized in earnings as they do not qualify for hedge accounting. During 2005, a number of contracts were settled. These settlements resulted in the net outflow of $6.3 million of cash, resulting in the reduction of the cumulative mark-to-market balance of the forward contracts. Certain of these contracts were swapped forward.

We also enter into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), we formally document our hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in Accumulated Other Comprehensive Income (Loss) until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At December 31, 2005, the three forward and option contracts outstanding all had maturity dates of January 17, 2006. At December 31, 2005, mark-to-market net gains of approximately $0.2 million on the revaluation of these forward and option contracts were recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net gains of $1.7 million on the settlement of option contracts were recorded in the statement of income during 2005.

At December 31, 2005, we had determined that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.

The following table provides information about our derivative financial instruments outstanding as of December 31, 2005 and December 31, 2004. The table presents the notional amount (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates. At December 31, 2005, all contracts are scheduled to mature within one year.

	2005		2004
		Weighted		Weighted
		Average		Average
	Notional	Contract	Notional	Contract
	Amount	Rate (%)	Amount	Rate (%)
	(Notional amounts in millions)

Currency forward contracts (non-designated derivatives) U.S. dollars against euros	47.0	1.19	178.4	1.19
Canadian dollars against euros	0.0	0.00	9.9	1.62
British pounds against euros	9.8	0.69	25.3	0.68
Hong Kong dollars against euros	15.2	9.29	0.0	0.00
South African rand against euros	3.0	7.81	0.0	0.00
Mexican pesos against euros	15.6	13.07	0.0	0.00
Currency option and forward contracts (designated derivatives)
Canadian dollars against U.S. dollars — options	17.0	1.18	0.0	0.00
Canadian dollars against euros — forwards	6.0	1.37	0.0	0.00

All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $0.5 million and other current liabilities of $0.2 million at December 31, 2005, and in other current liabilities in the amount of $25.8 million at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data

BUSINESS OBJECTS S.A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Business Objects S.A.

We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Business Objects S.A.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Business Objects S.A.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Business Objects S.A. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Business Objects S.A.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Medience S.A., SRC Software, Inc. and Infommersion, Inc., which is included in the 2005 consolidated financial statements of Business Objects S.A. and constituted approximately less than two percent of total assets (excluding goodwill and intangible assets), as of December 31, 2005 and approximately less than one percent of revenues, for the year then ended. Our audit of internal control over financial reporting of Business Objects S.A. also did not include an evaluation of the internal control over financial reporting of Medience S.A., SRC Software, Inc. and Infommersion, Inc.

In our opinion, management’s assessment that Business Objects S.A. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Business Objects S.A. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Business Objects S.A. as of December 31, 2005 and 2004, and the related consolidated statement of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Business Objects S.A. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
March 10, 2006

BUSINESS OBJECTS S.A.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except nominal value per ordinary shares)

ASSETS
Current assets:
Cash and cash equivalents	$332,777	$293,485
Restricted cash	22,157	7,089
Short-term investments	4,651	3,831
Accounts receivable, net of allowances of $12,211 and $12,535 as of December 31, 2005 and 2004	265,672	248,957
Deferred tax assets	13,605	8,328
Prepaid and other current assets	60,880	46,575

Total current assets	699,742	608,265
Goodwill	1,166,043	1,067,694
Other intangible assets, net	110,512	124,599
Property and equipment, net	74,116	64,053
Deposits and other assets	34,945	49,296
Long-term restricted cash	20,858	6,954
Long-term deferred tax assets	17,142	2,067

Total assets	$2,123,358	$1,922,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,777	$40,939
Accrued payroll and related expenses	83,332	84,918
Income taxes payable	79,820	85,000
Deferred revenues	201,788	194,366
Other current liabilities	72,098	83,544
Escrows payable	21,728	6,654

Total current liabilities	504,543	495,421
Long-term escrows payable	10,902	—
Other long-term liabilities	8,871	6,448
Long-term deferred tax liabilities	2,853	7,599
Long-term deferred revenues	6,734	6,316

Total liabilities	533,903	515,784
Commitments and contingencies
Shareholders’ equity
Ordinary shares — €0.10 nominal value ($0.12 U.S. and $0.14, respectively as of 2005 and 2004): authorized 120,842 and 122,334; issued — 95,304 and 95,922; issued and outstanding — 92,262 and 89,152; for 2005 and 2004, respectively	10,359	10,312
Additional paid in capital	1,217,473	1,167,336
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan shares, 3,041 and 6,769 for 2005 and 2004, respectively	(3,223)	(53,335)
Retained earnings	342,345	249,720
Unearned compensation	(12,243)	(8,079)
Accumulated other comprehensive income	34,744	41,190

Total shareholders’ equity	1,589,455	1,407,144

Total liabilities and shareholders’ equity	$2,123,358	$1,922,928

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per ordinary share and ADS data)

Revenues:
Net license fees	$515,637	$473,373	$275,261
Services	561,514	452,258	285,564

Total revenues	1,077,151	925,631	560,825
Cost of revenues:
Net license fees	29,715	28,272	5,951
Services	216,626	172,133	89,005

Total cost of revenues	246,341	200,405	94,956

Gross profit	830,810	725,226	465,869
Operating expenses:
Sales and marketing	434,432	406,796	250,870
Research and development	162,540	150,562	95,399
General and administrative	97,910	83,947	44,655
Acquired in-process research and development	3,584	—	27,966
Restructuring costs	150	2,169	7,782

Total operating expenses	698,616	643,474	426,672

Income from operations	132,194	81,752	39,197
Interest and other income (expense), net	14,304	(4,220)	14,334

Income before provision for income taxes	146,498	77,532	53,531
Provision for income taxes	(53,873)	(30,409)	(30,969)
Net income	$92,625	$47,123	$22,562

Basic net income per ordinary share and ADS	$1.02	$0.53	$0.35

Diluted net income per ordinary share and ADS	$1.00	$0.52	$0.34

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	90,405	88,748	64,584

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	93,036	91,077	66,168

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Business Objects			Accumulated
			Additional			LLC and			Other	Total
	Ordinary Shares		Paid-In	Treasury		Employee	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Benefit Sub-Plan	Earnings	Compensation	Income	Equity
	(In thousands)

Balance at December 31, 2002	62,395	$6,731	$168,939	1,068	$(13,104)	—	$180,035	$—	$2,332	$344,933
Issuance of ordinary shares in connection with purchase business combination, net of exchange costs of $201	23,301	2,912	904,613	—	—	—	—	—	—	907,525
Shares issued to Business Objects Option LLC	—	—	—	—	—	6,310	—	—	—	—
Stock based compensation	—	—	992	—	—	—	—	—	—	992
Deferred stock based compensation	—	—	—	—	—	—	—	(19,788)		(19,788)
Amortization of stock based compensation	—	—	—	—	—	—	—	646	—	646
Forfeiture of unvested stock options	—	—	—	—	—	—	—	789	—	789
Tax benefit of nonqualified stock options	—	—	17,974	—	—	—	—	—	—	17,974
Issuance of ordinary shares pursuant to employee stock option plans	1,893	227	23,797	—	—	(573)	—	—	—	24,024
Issuance of ordinary shares under employee stock purchase plans	389	43	4,928	—	—	—	—	—	—	4,971
Director’s warrants exercise	120	14	667	—	—	—	—	—	—	681
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	—	—	37,750	37,750
Net income	—	—	—	—	—	—	22,562	—	—	22,562

Total comprehensive income	—	—	—	—	—	—	—	—	—	60,312

Balance at December 31, 2003	88,098	$9,927	$1,121,910	1,068	$(13,104)	5,737	$202,597	$(18,353)	$40,082	$1,343,059
Issuance of ordinary shares pursuant to employee stock option plans	2,678	339	32,480	—	—	(2,036)	—	—	—	32,819
Issuance of ordinary shares under employee stock purchase plans	376	46	7,721	—	—	—	—	—	—	7,767
Purchase of treasury shares	(2,000)	—	—	2,000	(40,231)	—	—	—	—	(40,231)
Tax benefit of nonqualified stock options	—	—	8,812	—	—	—	—	—	—	8,812
Amortization of stock based compensation	—	—	—	—	—	—	—	6,656	—	6,656
Forfeiture of unvested stock options	—	—	(3,618)	—	—	—	—	3,618	—	—
Stock based compensation	—	—	31	—	—	—	—	—	—	31
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—		—	1,108	1,108
Net income	—	—	—	—	—	—	47,123	—	—	47,123
	——	—	—	—	—	—	—	—	—	—
Total comprehensive income										48,231

Balance at December 31, 2004	89,152	$10,312	$1,167,336	3,068	$(53,335)	3,701	$249,720	$(8,079)	$41,190	$1,407,144
Issuance of ordinary shares pursuant to employee stock option plans	2,483	302	40,579	—	—	(1,180)	—	—	—	40,881
Issuance of ordinary shares under employee stock purchase plans	597	74	12,158	—	—	—	—	—	—	12,232
Shares issued to Business Objects Employee benefit trust	—	—	—	—	—	425	—	—	—	—
Issuance of shares — vesting of restricted stock units, net of tax	50	6	(6)	—		(50)	—	—	—	—
Shares withheld and applied to tax liability upon vesting of RSU’s	(20)	—	—	20	(824)	—	—	—	—	(824)
Fair value of assumed options in acquisitions	—	—	7,245	—	—	—	—	—	—	7,245
Cancellation of treasury shares	—	(335)	(50,601)	(2,943)	50,936	—	—	—	—	—
Tax benefit of nonqualified stock options	—	—	8,510	—	—	—	—	—	—	8,510
Release of valuation allowance on deferred tax assets	—	—	22,610	—	—	—	—	—	—	22,610
Amortization of stock based compensation	—	—	—	—	—	—	—	6,943	—	6,943
Forfeiture of unvested stock options	—	—	(880)	—	—	—	—	880	—	—
Stock based compensation	—	—	10,522	—	—	—	—	(11,987)	—	(1,465)
Components of comprehensive income										—
Translation adjustment	—	—	—	—	—	—	—	—	(6,446)	(6,446)
Net income	—	—	—	—	—	—	92,625	—	—	92,625

Total comprehensive income	—	—	—	—	—	—	—	—	—	86,179

Balance at December 31, 2005	92,262	$10,359	$1,217,473	145	$(3,223)	2,896	$342,345	$(12,243)	$34,744	$1,589,455

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003

Operating activities:
Net Income	$92,625	$47,123	$22,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	31,691	32,493	18,269
Amortization of other intangible assets	32,851	30,780	4,344
Stock-based compensation expense	6,942	6,687	1,638
Acquired in-process research and development	3,584	—	27,966
Loss on retirements of property and equipment	972	—	—
Deferred income taxes	(5,786)	14,708	(1,664)
Tax benefit from employee stock plans	8,510	8,812	17,974
Changes in operating assets and liabilities:
Accounts receivable, net	(26,296)	(51,809)	(36,973)
Prepaid and other current assets	(15,684)	(15,042)	(1,768)
Deposits and other assets	14,181	(30,777)	(13,371)
Accounts payable	6,596	(8,660)	8,118
Accrued payroll and related expenses	319	(7,090)	13,383
Income taxes payable	4,335	(9,948)	14,539
Deferred revenue	17,288	58,186	35,657
Other current liabilities	(8,655)	13,177	(10,825)
Short-term investments classified as trading	(820)	(499)	(1,350)

Net cash provided by operating activities	162,653	88,141	98,499

Investing activities:
Purchases of property and equipment	(41,079)	(30,273)	(12,453)
Change in estimate in restructuring accrual for Acta acquisition	—	—	2,741
Business acquisitions and other investments, net of acquired cash	(128,814)	(279)	(178,327)
Increase in escrow payable	25,976	—	—
Transfer of cash (to) from restricted cash accounts	(28,972)	5,200	1,150
Payments on escrows payable	—	(3,074)	(1,717)
Sales of short-term investments	—	—	53,662

Net cash used in investing activities	(172,889)	(28,426)	(134,944)

Financing activities:
Issuance of shares	53,113	40,586	29,677
Purchase of treasury shares	—	(40,231)	—

Net cash provided by financing activities	53,113	355	29,677

Effect of foreign exchange rate changes on cash and cash equivalents	(3,585)	(1,965)	8,207

Net increase in cash and cash equivalents	39,292	58,105	1,439
Cash and cash equivalents, beginning of the year	293,485	235,380	233,941

Cash and cash equivalents, end of the year	$332,777	$293,485	$235,380

Supplemental cash flow information:
Cash paid for interest	$415	$93	$14
Cash paid for income taxes, net of refunds	$44,915	$54,181	$33,218
Supplemental schedule of non-cash investing and financing activities:
Value of shares issued and/or options assumed in connection with acquisitions	$7,245	$—	$768,609

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

On December 11, 2003, the Company acquired Crystal Decisions, Inc. and its majority stockholder, Seagate Software (Cayman) Holdings Corporation (“SSCH”), (collectively “Crystal Decisions”) through a series of statutory mergers. The acquisition of Crystal Decisions is referred to herein as the “Crystal Decisions Acquisition” and is discussed in Note 5.

In 2005, the Company made three acquisitions: SRC Software, Inc., Medience S.A. and Infommersion Inc. These acquisitions are discussed in Note 5.

Certain comparative period figures have been reclassified to conform to the current basis of presentation, such as “Restricted Cash”, “Deferred Revenues” and “Restructuring Liability.” For the 2004 presentation, the Company reclassified $7.0 million in restricted cash from short term to long term, reclassified $6.3 million in deferred revenues from short term to long term and reclassified $4.0 million of short term restructuring costs into “other current liabilities.” Such reclassifications had no effect on revenues, income from operations or net income as previously reported.

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

Revenue Recognition

The Company enters into arrangements for the sale of: (i) licenses of software products and related maintenance contracts; (ii) bundled license, maintenance and services; and (iii) services, primarily on a time

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements.

For those contracts that consist solely of licenses and maintenance, the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. Vendor-specific objective evidence of the fair value of maintenance is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals). In the absence of vendor-specific objective evidence for the fair value of maintenance, when this is the only undelivered element, license revenues are amortized ratably over the related contractual maintenance term.

Services consist of maintenance, consulting and training. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and services revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of labor hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether: (i) the services are available from other vendors; (ii) the services involve a significant degree of risk or unique acceptance criteria; and (iii) whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses vendor-specific objective evidence of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. Vendor-specific objective evidence of fair value of consulting and training services is based upon average daily rates. When the Company provides services only, the contracts are typically structured on a time and materials basis.

For sales to resellers, value added resellers and system integrators (“partners”), the Company records revenues on a sell-in method and does not provide rights of return or price protection. For sales to distributors that have a right of return, revenues are recognized as the products are sold to the distributor, net of reserves to approximate net sell-through. Some of the factors that are considered in determining the reserves include historical experience of returns received and the level of inventory in the distribution channels. The reserve reduces the revenues and the related accounts receivable. For sales to original equipment manufacturers (“OEMs,”) revenues are recognized when the OEM reports sales that have occurred to an end user customer, provided that collection from the OEM is probable.

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

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Deferred revenues consisted of the following (in thousands):

	December 31,
	2005	2004

Maintenance	$187,049	$169,325
License	4,679	17,367
Consulting	3,422	3,690
Training	6,638	3,984

Total balances — short term	$201,788	$194,366

Maintenance	$6,734	$6,316

Total balances — long term	$6,734	$6,316

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

Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $12.2 million and $12.5 million at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts balance represented $8.8 million and $8.0 million of these balances at December 31, 2005 and 2004, respectively.

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

Cash and Cash Equivalents, Restricted Cash and Short-Term Investments

Cash equivalents are highly liquid investments with original maturity dates of three months or less at the date of purchase. Investments with maturity dates of greater than three months but less than one year are considered to be short-term investments. Restricted cash consists of amounts held in deposits that are required as collateral under letters of credit or acquisition agreements.

The Company accounts for its investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). At December 31, 2005 and 2004, and as described in Note 9, short-term investments of $4.7 million and $3.8 million, respectively, were comprised solely of assets held in a rabbi trust related to the deferred compensation plan obligations of the Company. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested,” the accounts of a rabbi trust are required to be consolidated into the Company’s financial statements. This asset is held in the form of insurance dedicated mutual

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

funds which are under the control of plan participants, and have been classified by the Company as trading under FAS 115. FAS 115 requires that for trading securities, any unrealized holding gains or losses on changes in the fair value of this asset are recorded in earnings and are not included as a component of other comprehensive income. While the mutual funds generally have maturity dates of less than three months, the Company has classified them as short-term investments versus cash equivalents given the nature of the underlying obligation.

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

Business Combinations

The Company accounts for business combinations in accordance with FAS No. 141, “Business Combinations” (“FAS 141”), which requires the purchase method of accounting for business combinations be followed. In accordance with FAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with FAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In conjunction with certain business combinations, the Company records restructuring liabilities of the acquired company in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These costs represent liabilities that are recorded as part of the purchase price allocation.

The Company must make valuation assumptions that require significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates fair value based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as restructuring accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Restructuring Costs

The Company follows the guidance of FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”) for restructuring of the Company’s operations. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 affects the timing and recognition of restructuring costs for exit or disposal activities initiated after December 31, 2002, and specifies that commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most anticipated costs. FAS 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Other Intangible Assets

Goodwill is not amortized, but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore could have a significant impact on the Company’s future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write-downs of net intangible assets could occur. The Company periodically reviews the estimated remaining useful lives of its acquired intangible assets. A reduction in its estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. The Company performs this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The Company has determined that it has only one reportable segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, the Company would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Office and computer equipment and software are depreciated using the straight-line method over the assets estimated useful lives which range from two to four years. Leasehold improvements are depreciated over the shorter of the asset life or the remaining lease term on a straight-line basis.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs associated with the development of internal use software. These assets are amortized on a basis consistent with the nature of the asset.

Impairment of Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized in the Statement of Income when the carrying amount is not recoverable and exceeds fair value.

There were no long-lived assets that were considered to be impaired during 2005, 2004 or 2003.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Software Development Costs

The Company applies FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“FAS 86”) to software developed internally, acquired in business acquisitions or purchased. FAS 86 requires companies to capitalize eligible software development costs upon achievement of technological feasibility, subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products has been of relatively short duration, costs qualifying for capitalization were insignificant during 2005, 2004 and 2003. Accordingly, there were no significant capitalized software development costs at December 31, 2005 and 2004.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and its short-term investments with high credit quality financial institutions. The Company invests its excess cash primarily in bank certificates of deposit, commercial paper and money market funds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

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

Income Taxes

The Company accounts for its income taxes in accordance with FAS No. 109, “Accounting for Income Taxes” (“FAS 109”) and related interpretations. Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, income taxes are calculated and provided for in each of the tax jurisdictions in which the Company operates. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.

The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. The Company has considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event that the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment to the deferred tax assets would be charged to net income in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. The Company’s current valuation allowance relates to deferred tax assets of an acquired company. If these tax benefits are realized, the valuation allowance reduction would result in a decrease to goodwill.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

As a matter of course, the Company is audited regularly by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company establishes reserves when, despite its belief that our tax return positions are appropriate and supportable under local tax law, the Company believes certain positions are likely to be challenged by tax authorities and the Company may not succeed in realizing the tax benefit. The Company evaluates these reserves each quarter and adjusts the reserves and the related interest in light of changing facts and circumstances that affect the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. The Company believes its tax positions comply with applicable tax law and that the Company has adequately provided for any known tax contingencies; however, its future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the periods that assessments are resolved or when statutes of limitation expire.

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

Comprehensive Income

Accumulated other comprehensive income is comprised of foreign currency translation gains and losses which have been excluded from net income as well as unrealized gains and losses on the effective portion of foreign exchange contracts that are designated and qualified as cash-flow hedges, net of tax. The Company has reported the components of comprehensive income on the consolidated statements of shareholders’ equity, net of taxes.

Accounting for Stock-based Compensation

The Company grants stock options to its employees and officers pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock purchase plans. The Company also grants warrants to purchase shares to its non employee directors and, since November 2005, Restricted Stock Units (“RSUs”) to its employees, including officers. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

In addition, the Company follows the provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“FAS 148”). FAS 148 amends the disclosure requirements of FAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”) and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require prominent disclosure of the effects of an entity’s accounting policy for stock-based employee compensation in annual and interim financial statements on reported net income (loss) and net income (loss) per share, as if the fair-value based method had been applied in measuring stock-based compensation expense. FAS 148 also sets forth the transitional provisions for companies which have elected to adopt FAS 123.

The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to at least the fair market value of the underlying ordinary shares on the date of grant. The standard vesting schedule used for stock option grants is a four year vesting calendar, with a one year cliff vesting and monthly vesting for the remaining 36 months. The standard vesting schedule used for warrants is three years with ratable vesting. The vesting calendar used for RSUs can vary depending on each grant. With the exception of the Crystal Decisions and Infommersion converted options which are denominated in U.S. dollars, the stock awards granted by the Company are denominated in euros. The conversion of the compensation expense amortized to each period fluctuates based on the currency exchange rate applicable for the period reported.

At December 31, 2005, there were four approved compensation plans under which stock options were outstanding as described in Note 8. The shareholders of the Company had also approved three employee stock purchase plans under which the issuance of shares of the Company’s stock was approved, and the Subsidiary Stock Incentive Sub-Plan (“Sub-Plan”) under which the granting of RSUs was approved.

For purposes of the pro forma disclosures, through the end of 2004, management estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes option-pricing valuation model. In the assessment of the application of the International Financial Reporting Standards (“IFRS”) on “Share-Based Payment” (“IFRS 2”), for its international reporting requirements, and the adoption of a revised FAS 123 standard under U.S. GAAP on January 1, 2006, the Company changed to a binomial-lattice option-pricing model to value its stock options and warrants for all grants issued after January 1, 2005. The binomial-lattice option-pricing model is an acceptable method under both U.S. GAAP and IFRS 2.

The Black-Scholes option-pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions, are fully transferable and do not have employment or trading restrictions. Employee stock options have characteristics significantly different from those of traded options and as a result, the Company believes that the use of the binomial-lattice option-pricing model for the valuation of stock options and warrants provides a more accurate estimate of the fair value of its stock awards than the Black-Scholes model.

The Company retained the Black-Scholes option-pricing valuation model for the calculation of the fair value of shares under its 2004 International Employee Stock Purchase Plan (“2004 IESPP”). The Company is unable to reasonably estimate the fair value of shares issued under its French Employee Stock Purchase Plan (“ESPP”) because the measurement date is not established until the end of the purchase period. In accordance with FASB Technical Bulletin No. 97-1, the Company has valued shares issuable under this plan using the intrinsic value method at the end of the purchase period.

The Company determines the fair value of RSUs at the grant date based on the Company’s stock price. For the RSUs subject to performance conditions, the grant date is determined when the objectives are set.

For purposes of the pro forma disclosures, the estimated stock-based employee compensation expense is amortized on a straight line basis over the requisite service period associated with the equity instrument

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The following table provides pro forma disclosures of the effect on net income (loss) and net income (loss) per ordinary share and ADS as if the fair-value based method had been applied in measuring stock-based compensation expense. The table includes the estimate of stock-based compensation expense using a fair value determined by using a binomial-lattice option-pricing model for 2005 and a Black-Scholes option-pricing model for 2004 and 2003.

	Year Ended December 31,
	2005	2004 (Revised)	2003 (Revised)
	(In thousands, except per ordinary share and ADS amounts)

Net income — as reported	$92,625	$47,123	$22,562
Add: Amortization of stock-based compensation expense included in reported net income, net of estimated tax related benefits of $1,535, $2,541 and $622 for 2005, 2004 and 2003 respectively	5,407	4,147	1,015
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of estimated tax related benefits of $4,370, $8,077 and $4,689 for 2005, 2004 and 2003, respectively:	(43,169)	(60,850)	(52,234)

Net income (loss) — pro forma	$54,863	$(9,580)	$(28,657)

Net income per ordinary share and ADS — as reported Basic	$1.02	$0.53	$0.35

Net income per ordinary share and ADS — as reported Diluted	$1.00	$0.52	$0.34

Net income (loss) per ordinary share and ADS — pro forma Basic	$0.61	$(0.11)	$(0.44)

Net income (loss) per ordinary share and ADS — pro forma Diluted	$0.59	$(0.11)	$(0.44)

The reported pro forma net income (loss) for 2004 and 2003 have decreased by $36.0 million and $25.3 million respectively from previously disclosed amounts to include stock based compensation expense related to options assumed in connection with the Crystal Decisions acquisition, options exchanged under the stock option exchange program, actual forfeitures, and the revised estimate of the tax benefit.

The amortization of stock-based compensation expense included in reported net income for 2005, 2004 and 2003 represented amortization of unearned compensation related to (i) stock options assumed in the Crystal Decisions, SRC and Infommersion acquisitions which were unvested at the time of the related acquisitions, and (ii) the RSU grants not subject to performance conditions, which were granted to the Company’s chief executive officer in November 2005. Amortization of stock-based compensation expense was tax-effected at the actual rates included in the computation of net income, which does not necessarily equate to the actual tax benefit which will be received.

Pro forma net income (loss) includes the tax-effected stock-based compensation expense determined under the fair-value based method. The income tax benefit is limited to non qualified stock-options granted to the US tax group. The calculated tax benefit for 2005, 2004, and 2003 may not be equal to, and could vary materially from, the actual tax deduction that the Company will be entitled to receive upon exercise of the stock options.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

The Company expenses advertising expenses as incurred. Advertising expenses totaled $9.6 million, $7.5 million and $4.8 million for 2005, 2004 and 2003, respectively.

Recent Pronouncements

Share-Based Payment.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). This standard replaces the existing requirements under FAS 123 and APB 25 and requires that all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, be treated the same as other forms of compensation by recognizing the related cost in the statements of income. FAS 123R eliminates the ability to account for stock-based compensation transactions using APB 25 and requires instead that such transactions be accounted for using a fair-value based method. FAS 123R is effective for the Company for periods beginning on or after January 1, 2006. The transitional provisions of FAS 123R allow companies to select either a modified-prospective or a modified-retrospective transition method, either of which effectively dictates in which period the actual expense will be reported in the statements of income. The Company will apply the modified-prospective transition method when it reports for periods on or after January 1, 2006, which will result in the recognition of an expense in the statement of income in those periods.

Commencing with the three months ending March 31, 2006, the Company will expense in its statement of income the stock-based compensation for grants made prior to January 1, 2006 with the historical fair values and the straight-line prorated amortization schedules used for the purpose of the pro forma footnote disclosure. Upon adoption of FAS 123R, the Company estimates that the expense (before tax benefit) associated with grants made prior to January 1, 2006 will be approximately $84 million, and will be recognized over an average remaining vesting period of 2.7 years. The actual expense reported in the statements of income will be impacted by factors which may include, but are not limited to: (i) actual forfeiture rate, resulting from individuals terminating their employment with the Company before the end of the applicable options’ vesting schedule, being greater than the expected forfeitures based on turnover assumption; (ii) changes to the exchange rate between the U.S. dollar and the euro as the Company’s options were issued in euros (other than those assumed in the Crystal Decisions and Infommersion acquisitions) but the expense will be reflected in U.S. dollars; and (iii) additional stock-based awards granted or issued after December 31, 2005, including the grant of RSUs and options subject to performance conditions to the Company’s chief executive officer and to the chairman of the board.

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

Accounting Changes and Error Corrections.  In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the application of the new accounting principle. The statement will require the retrospective application of the impact of the direct effect of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and changes in accounting estimates. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and requires prospective application. The Company adopted this standard for periods beginning on or after January 1, 2006 and currently does not anticipate that it will have a material impact on its financial statements or disclosures.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

2.	Cash, Cash Equivalents and Short-term Investments

The Company’s cash and cash equivalents and short-term investments are summarized in the table below. All short-term investments at December 31, 2005 and 2004 were classified as trading under FAS 115, with gross realized gains and losses on changes in these short-term investments not being significant for 2005, 2004 or 2003.

	December 31,
	2005	2004
	(In thousands)

Cash	$203,574	$157,354
Cash equivalents:
Bank certificates of deposit	2,986	2,015
Guaranteed investment certificates	31,814	18,317
US Government agency securities (FHLB)	13,791	—
Bankers’ Acceptances	7,705	—
Money market funds	72,907	115,799

Total cash equivalents	129,203	136,131

Total cash and cash equivalents	332,777	293,485

Short-term investments:
Insurance dedicated mutual funds	4,651	3,831

Total short-term investments	4,651	3,831

Total cash, cash equivalents and short-term investments	$337,428	$297,316

The insurance dedicated mutual funds are associated with the assets of the rabbi trust and are deemed to have expected maturities which coincide with the obligation under the deferred compensation plan as described in Note 8.

3.	Derivative Financial Instruments

The Company conducts business globally in several currencies and as such, it exposed to adverse movements in foreign currency exchange rates. The Company uses derivative instruments to manage certain of these risks in accordance with the objectives to reduce earnings volatility (due to movements in the foreign currency exchange rates) and to manage exposures related to foreign currency denominated assets and liabilities. The Company minimizes credit risk by limiting its counterparties to major financial institutions.

The Company enters into foreign exchange forward contracts to reduce short-term effects of foreign currency exchange rate fluctuations on certain foreign currency intercompany obligations. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations. These gains and losses are recognized in earnings as they do not qualify for hedge accounting. During 2005, a number of contracts were settled. These settlements resulted in the net outflow of $6.3 million of cash, resulting in the reduction of the cumulative mark-to-market balance of the forward contracts. Certain of these contracts were swapped forward.

The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), the Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

is recorded in Accumulated Other Comprehensive Income (Loss) until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At December 31, 2005, the three forward and option contracts outstanding all had maturity dates of January 17, 2006. At December 31, 2005, mark to market net gains of approximately $0.2 million on the revaluation of these forward and option contracts were recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net gains of $1.7 million on the settlement of option contracts were recorded in the statement of income during 2005.

At December 31, 2005, the Company had assessed that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.

The Company’s derivative financial instruments are summarized in the table below:

	December 31,
	2005		2004
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(In millions)

U.S. dollar equivalent of derivatives not designated as hedges	$67.8	$0.1	$235.2	$25.8
U.S. dollar equivalent of derivatives designated as cash flow hedges	$19.8	$0.2	—	—

All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $0.5 million and other current liabilities of $0.2 million at December 31, 2005, and in other current liabilities in the amount of $25.8 million at December 31, 2004.

4.	Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2005	2004

Office and computer equipment	$98,431	$89,528
Software	36,329	26,565
Leasehold improvements	43,262	33,699

Total property and equipment	178,022	149,792
Accumulated depreciation and amortization	(103,906)	(85,739)

Property and equipment, net	$74,116	$64,053

Depreciation and amortization expense related to property and equipment totaled $31.7 million, $32.5 million and $18.3 million for 2005, 2004 and 2003, respectively.

5.	Acquisitions

The Company completed the following acquisitions in 2005:

•	Acquisition of SRC Software, Inc., a privately-held vendor specializing in financial planning, budgeting and performance management software, on August 24, 2005. The results of operations were included in the consolidated financial statements after the date of the acquisition. The Company’s wholly owned subsidiary Business Objects Americas, acquired all the outstanding capital stock and Business Objects Option Sub LLC

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

assumed outstanding stock options through a statutory merger of an indirect, wholly owned subsidiary with and into SRC.

•	Acquisition of Medience S.A., an enterprise information integration company, on September 16, 2005. The results of operations were included in the consolidated financial statements after the date of the acquisition. The Company acquired all the outstanding capital stock.

•	Acquisition of Infommersion, Inc., a leading vendor of interactive visual analytics, on October 31, 2005. The results of operations were included in the consolidated financial statements after the date of the acquisition. The Company’s wholly owned subsidiary Business Objects Americas, acquired all the outstanding capital stock and Business Objects Option Sub LLC assumed outstanding stock options through a statutory merger of an indirect, wholly owned subsidiary with and into Infommersion.

A summary of the acquisitions is as follows (in millions):

					Deferred
		Net Tangible Assets			Compensation on
	Purchase	(Liabilities)	Fair Value of		Unvested
Acquisition	Consideration	Acquired	Intangibles	In-Process R&D	Options Assumed	Goodwill

SRC	$100.1	$0.8	$20.6	$1.4	$0.9	$76.4
Medience	10.9	(1.1)	1.7	1.0	—	9.3
Infommersion	37.4	1.4	5.8	1.2	0.6	28.4

Total	$148.4	$1.1	$28.1	$3.6	$1.5	$114.1

Under the terms of definitive agreements, the purchase price for the acquisitions consisted of cash, the fair value of stock options assumed, and transaction costs. In addition, an earn-out payment of $2.9 million will be paid to former Medience shareholders in two equal installments in September 2006 and 2007, subject to the satisfaction of certain milestones as described in the purchase agreement. The earn-out payments to be made under the Medience agreement, if any, will be recorded as an additional cost of the acquisition at such time as they are paid.

Deferred compensation, or unearned compensation cost, on assumed unvested stock options was based on the intrinsic value of the unvested options as calculated on the acquisition date. The amortization of non-cash stock-based unearned compensation is reflected in the applicable operating expense lines on the statement of income.

A total of $25.9 million included in the purchase price for the acquisitions was retained in escrow accounts, which amounts are payable to the applicable entity’s former shareholders, subject to any indemnification claims at the end of the applicable escrow period. In addition, another $3.0 million was placed in an employee escrow account representing retention payments due to former Infommersion executives, and will be available for release from April 2007 through October 2007. See Note 15 for a summary of the balance of outstanding escrows payable.

The acquisitions were accounted for under the purchase method of accounting.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

	Developed Technology		Maintenance Contracts		Consulting Relationships
		Estimated		Estimated		Estimated
		Useful Life		Useful Life		Useful Life
	Fair Value	(in Years)	Fair Value	(in Years)	Fair Value	(in Years)	Total

SRC	$17.2	5-8	$3.2	6-9	$0.2	2-3	$20.6
Medience	1.5	3-5	0.2	3-5	—	—	1.7
Infommersion	5.0	4-5	0.1	4-5	0.7	2-3	5.8

Total amortizable intangible assets acquired	$23.7		$3.5		$0.9		$28.1

All the above items, including IPR&D, were valued using the excess earnings method under the income approach. Pro forma financial information including these acquisitions has not been presented as the historical operations of the acquired entities were not material to our consolidated financial statements either individually or in the aggregate.

Significant Prior Year Acquisition:

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

The total purchase price of $1.2 billion for the Crystal Decisions Acquisition consisted of: $307.6 million in cash which was paid out of cash on hand; approximately 23.3 million newly issued ordinary shares or ADSs; the fair value of approximately 6.3 million stock options assumed in connection with the Crystal Decisions Acquisition entitling holders to purchase approximately 6.3 million Business Objects’ ADSs at a weighted average exercise price of $14.88 (after conversion using the stock option exchange ratio of 0.4021); and $13.9 million of estimated transaction costs. The allocation of the purchase price resulted in $978.0 million of goodwill. The purchase price under the Merger Agreement was fixed and there was no contingent consideration. The Company determined that the purchase price allocation period was closed at December 31, 2004, with the exception of items related to years subject to tax audit.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The total original purchase price was allocated as follows: $60.8 million to net tangible assets acquired from Crystal Decisions; $170.7 million to the fair value of intangible assets, including $28.0 million of in-process research and development that was written off during December 2003; $19.8 million to deferred unearned compensation on unvested stock options assumed; and $978.0 million to goodwill. No amount of the goodwill was tax deductible. The fair value of amortizable intangible assets and their useful lives were as follows (in millions):

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

6.	Goodwill and Other Intangible Assets

In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2005. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization, occurred through December 31, 2005 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of December 31, 2005.

The change in the carrying amount of goodwill was as follows (in thousands):

	December 31,
	2005	2004

Balance, beginning of the year	$1,067,694	$1,051,111
Goodwill acquired during the year (note 5)	114,119	—
Goodwill adjustments relating to prior year acquisitions	(15,617)	16,567
Impact of currency fluctuations on goodwill	(153)	16

Balance, end of the year	$1,166,043	$1,067,694

During 2005, the Company completed the acquisitions of SRC, Medience and Infommersion, resulting in total goodwill of $114.1 million. In 2005, the Company determined that $15.6 million of valuation allowance and tax liability accruals, which comprised a component of the Crystal Decisions’ purchase price and a component of Acta Technology, Inc.’s (which was acquired in 2002) purchase price, were no longer required since they no longer represented specific identifiable liabilities. Therefore, goodwill was reduced by $15.6 million in 2005. This

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

determination was made based on the passage of time, and other events, including the completion of certain tax audits.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2005	2004

Developed technology	$120,972	$109,882
Maintenance and support contracts	50,837	46,440
Trade names	6,043	6,909

Total other intangible assets, at cost	$177,852	$163,231
Accumulated amortization on other intangible assets	(67,340)	(38,632)

Other intangible assets, net	$110,512	$124,599

During 2005, there were intangible asset additions in connection with the acquisitions of SRC, Medience and Infommersion totaling $28.1 million. In addition, certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.

Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in thousands):

	December 31,
	2005	2004

Amortization of:
Developed technology (included in cost of net license fees)	$22,035	$20,269
Maintenance and support contracts (included in cost of services revenues)	9,486	9,261
Trade names (included in operating expenses)	1,330	1,250

Total other intangibles amortization expense	$32,851	$30,780

The estimated future amortization expense of other intangible assets existing at December 31, 2005 is presented in U.S. dollars based on the December 31, 2005 exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

2006	$35,484
2007	34,000
2008	31,497
2009	5,323
2010	3,862
Thereafter	346

Total	$110,512

7.	Commitments and Contingencies

Commitments

The Company leases its facilities under operating leases that expire at various times through 2020. Future minimum lease payments under non-cancelable operating leases which the Company has entered into, net of

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

sublease income and excluding lease commitments accrued as part of the Crystal Decisions acquisition facilities shutdown accrual as described in Note 14, are as follows (in thousands):

2006	$43,558
2007	40,409
2008	38,467
2009	36,580
2010	34,897
Thereafter	78,757

Total	$272,668

The actual amount of rent expense which will be charged to the statements of income in future periods will depend on the exchange rates in effect at the time the expense is incurred. Rent expense, net of sublease income, under all operating leases was $40.5 million, $37.8 million and $26.9 million for 2005, 2004 and 2003, respectively. Sublease income totaled $1.3 million, $1.8 million and $2.7 million for 2005, 2004 and 2003, respectively. The total future minimum sublease rental income estimated to be earned under all non-cancelable subleases at December 31, 2005 was $0.6 million, $0.1 million, $0.1 million and $0.1 million for 2006, 2007, 2008 and 2009, respectively.

The Company leases certain facilities under operating leases that contain free rent periods and or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as accrued rent and is included in other current liabilities and other long-term liabilities. The total liability for accrued rent was $9.0 million and $6.9 million at December 31, 2005 and 2004, respectively. The Company’s obligations under its San Jose, California lease facility are collateralized by letters of credit totaling $7.0 million. The letters of credit are renewable and are secured by restricted cash.

Legal matters

On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed on the Company’s U.S. Patent No. 5,555,403. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that the Company’s patent was not literally infringed, that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to a claim of the Company’s patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. The Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and is being briefed by the parties. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.

On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleged that the Company’s software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the District Court advised the parties that it was of the opinion that summary judgment should be granted in the Company’s favor as to non infringement of

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

MicroStrategy’s patent No. 6,260,050 and that the trial scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the District Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The District Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that the Company was not infringing MicroStrategy’s patent.

In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decisions rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. The Company filed its opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only claim remaining pertaining to interference with a non-solicitiation clause in MicroStrategy’s employment will be remanded to the District Court for further proceedings

On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claims that we infringed these three patents have all been dismissed and will not proceed to trial.

We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to vigorously to defend the actions. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to certain of these suits is ongoing, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

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

In November 1997, Vedatech Corporation (“Vedatech”) commenced an action in the Chancery Division of the High Court of Justice in the United Kingdom against Crystal Decisions (UK) Limited, now a wholly owned subsidiary of Business Objects Americas. The liability phase of the trial was completed in March 2002, and Crystal Decisions prevailed on all claims except for the quantum meruit claim. The High Court ordered the parties to mediate the amount of that claim and, in August 2002, the parties came to a mediated settlement. The mediated settlement was not material to Crystal Decisions’ operations and contained no continuing obligations. In September 2002, however, Crystal Decisions received a notice that Vedatech was seeking to set aside the settlement. The mediated settlement and related costs were accrued in the Crystal Decisions’ consolidated financial statements.

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

In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial.

Although the Company believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is without merit, the outcome cannot be determined at this time. If the mediated settlement were to be set aside an ultimate damage award could adversely affect the Company’s financial position, liquidity and results of operations.

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and no trial date has been set. The Company is vigorously defending the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on the Company’s liquidity, financial position or results of operations.

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

The Company is also involved in various other legal proceedings in the ordinary course of business, none of which is believed to be material to its financial condition and results of operations. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these matters is not determinable, no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

8.	Shareholders’ Equity

Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub-Plan shares

At December 31, 2005, there were 92.3 million issued and outstanding shares. At December 31, 2005, there were 95.3 million issued shares. The difference of approximately 3.0 million shares includes 2.5 million remaining shares of the total 6.3 million shares issued by the Company in connection with the Crystal Decisions Acquisition which are currently held by the Company’s indirectly, wholly owned subsidiary, Business Objects Option LLC,

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

which are included in the caption “Business Objects Option LLC and Employee Benefit Sub-Plan shares.” On October 20, 2005, the Company cancelled 3.0 million treasury shares as authorized by the Company’s shareholders at the annual shareholders’ meeting on June 14, 2005 pursuant to the tenth resolution of the Company’s shareholders.

Stock Repurchase Programs

On June 14, 2005, the shareholders approved a share repurchase program under which the Board of Directors is authorized to purchase shares for a maximum of 10% of the Company’s share capital, at a maximum purchase price of €30.00 per share (excluding costs) or its U.S. dollar equivalent. The maximum amount of funds dedicated to the share repurchase program cannot exceed €250.0 million or its U.S. dollar equivalent. The authorization specified that the total number of treasury shares shall not exceed 10% of the Company’s issued share capital. This authorization, which superseded the authorization approved by shareholders on June 10, 2004, is valid for 18 months and will expire on December 14, 2006.

In May 2005, in compliance with the Company’s authorized share repurchase programs and the new regulations of the European Union and the Autorité des Marches Financier (the “AMF”), a French securities regulatory agency, the Company allocated 124,698 shares to future stock incentive grants and cancelled the remaining 2,942,977 treasury shares on or before December 31, 2005. On October 20, 2005, the board of directors of the Company approved the cancellation of 2,942,977 treasury shares for approximately $50.9 million.

On May 15, 2003, the shareholders approved a share repurchase program under which the Board of Directors was authorized to repurchase a maximum of 5.0 million of the Company’s ordinary shares at a maximum purchase price of €25.00 per share with the aggregate purchase price not to exceed €75 million or its U.S. dollar equivalent. This authorization, which superceded the authorization approved by shareholders on June 5, 2002, was valid for 18 months and expired on November 15, 2004. On May 14, 2004, the Company’s Board of Directors approved a share repurchase of up to 3.5 million ordinary shares at or below €25.00 per share in accordance with a share repurchase program authorized by shareholders on May 15, 2003. In May and August 2004, the Company repurchased an aggregate of 2.0 million of its ordinary shares under this program. The total U.S. dollar equivalent purchase price was approximately $21.0 million with the average share price at purchase of €17.51.

Stock Option Exchange Programs

2002 Stock Option Exchange Program

On October 11, 2002, the Company announced a voluntary stock option exchange program for its eligible employees. This program included two separate offers: one to eligible France based employees (the “2002 French Offer”) and the other to eligible international employees, including employees in the U.S. (the “2002 International Offer”). Pursuant to the terms and conditions of each offer, as amended, eligible employees were given the opportunity to renounce the right to the benefit of all outstanding stock options having an exercise price of €30.00 per share or higher granted under the Company’s 1999 and 2001 Stock Option Plans, as amended. In exchange, new stock options were granted on May 22, 2003 equal to the amount obtained by multiplying the number of shares to which a benefit had been renounced by the applicable exchange percentage. If an eligible employee renounced the right to the benefit of any one option, the employee was required to renounce the right to the benefit of all stock options granted to the employee during the six-month plus one day period prior to the commencement of the offer regardless of the stock options exercise price.

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

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

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

Dividend Rights

The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its issued share capital. This legal reserve is funded by the transfer of at least 5% of the Company’s net income per year to such legal reserve, until such time as the reserve equals10% of the aggregate nominal value of issued share capital. The legal reserve balance was $1.1 million and $1.3 million as of December 31, 2005 and 2004, respectively, and represents a component of retained earnings in the balance sheet. The legal reserve is distributable only upon the liquidation of the Company. The Company’s bylaws also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the ordinary general meeting of shareholders. The Company currently does not have any special purpose reserves.

Net income in each year after deduction for legal reserves is available for distribution to shareholders of the Company as dividends, subject to the requirements of French law and the Company’s status or bylaws. Dividends may also be distributed from reserves of the Company, subject to approval by the shareholders and certain limitations.

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

Unearned Compensation

In conjunction with the assumption of unvested stock options held by former Crystal Decisions’ optionees, the Company recorded $19.8 million of unearned compensation as part of shareholders’ equity. At December 31, 2005,

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

this balance had decreased to $2.9 million from $8.1 million at December 31, 2004 as a result of: (i) charges of $4.3 million and $6.7 million, respectively, to the statements of income as stock-based compensation expense in 2005 and 2004; and (ii) a reduction of $0.9 million in 2005 and $3.6 million in 2004 to account for the forfeiture of unvested stock options. On January 1, 2006 upon adoption of FAS 123R, the remaining balance of unearned compensation will be reversed against additional paid-in capital and no further deferred compensation will be charged to the statements of income from this source.

In conjunction with the SRC acquisition, the Company recorded $0.8 million of deferred compensation to unearned compensation as part of shareholders’ equity. At December 31, 2005, $0.7 million of this balance remained in shareholders’ equity with $0.1 million charged to the statement of income as stock-based compensation expense. The remaining balance of unearned compensation on adoption of FAS 123R will be reversed against unearned compensation and no further deferred compensation will be charged to the statements of income from this source.

In conjunction with the Infommersion acquisition, the Company recorded $0.6 million of deferred compensation to unearned compensation as part of shareholders’ equity. At December 31, 2005, $0.6 million of this balance remained in shareholders’ equity with less than $0.1 million charged to the statement of income as stock-based compensation expense. The remaining balance of unearned compensation on adoption of FAS 123R will be reversed against unearned compensation and no further deferred compensation will be charged to the statements of income from this source.

In conjunction with the grant of 292,744 restricted stock units (“RSUs”) to the Company’s chief executive officer, the Company recorded $10.5 million of deferred compensation to unearned compensation as part of shareholders’ equity. At December 31, 2005, $8.0 million of this balance remained in shareholders’ equity with $2.5 million charged to the statement of income as stock-based compensation expense. The remaining balance of unearned compensation on adoption of FAS 123R will be reversed against unearned compensation and no further deferred compensation will be charged to the statements of income from this source.

Stock Based Compensation Plans

The Company grants stock options and RSUs and provides employees the right to purchase its shares pursuant to shareholder approved stock option and employee stock purchase plans. The Company also issues share warrants to its non-employee directors. RSUs were granted in November 2005 to some executive officers under an employee stock incentive sub-plan.

The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by APB 25 and related interpretations with the exception of assumed options in business combinations and restricted stock awards. All stock options granted and warrants issued had an exercise price equal to at least the fair market value of the underlying ordinary shares on the date of grant.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Plans

A summary of the Company’s stock option and RSUs activity, as described following the tables, is summarized as follows, excluding warrant activity. The stock options and RSUs available for grant information at December 31, 2005 reflects only stock options and RSUs available under the 2001 Stock Incentive Plan (the “2001 Plan”), as no other stock plan currently provides for the grant of additional stock options or RSUs.

	Options and Restricted Stock Units Outstanding
			Weighted	Weighted
	Options		Average	Average
	Available for	Number of	Exercise	Exercise
	Grant	Shares	Price (in Euros)	Price (in Dollars)

Balance at December 31, 2002	4,155,614	8,025,196	27.83	29.18

Shares reserved	3,212,729	—	—	—
Granted	(4,968,271)	4,968,271	22.16	25.14
Options assumed in Crystal Decisions acquisition	—	6,306,939	13.12	14.88
Canceled	1,077,901	(1,214,343)	34.31	38.92
Exercised	—	(1,893,522)	10.78	12.23

Balance at December 31, 2003	3,477,973	16,192,541	21.87	24.80

Granted	(3,178,057)	3,178,057	20.95	26.46
Canceled	1,711,794	(3,167,735)	26.67	33.72
Options expired under the 1999 Plan	(54,992)	—	—	—
Exercised	—	(2,678,298)	9.70	12,26

Balance at December 31, 2004	1,956,718	13,524,565	22.36	28.27

Shares reserved	1,425,000	—	—	—
Granted	(3,008,550)	3,008,550	26.08	31.58
RSUs granted	(439,115)	439,115	—	—
RSUs vested	—	(50,000)	—	—
Options assumed in SRC acquisition	—	163,872	6.50	7.95
Options assumed in Infommersion acquisition	—	110,752	4.07	4.88
Canceled	513,090	(1,224,354)	26.99	33.45
Exercised	—	(2,482,957)	13.53	16.48

Balance at December 31, 2005	447,143	13,489,543	23.55	27.89

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the status of the Company’s outstanding and exercisable stock options and RSUs at December 31, 2005. The first table lists options that are denominated in euros. The second table lists options and RSUs that are denominated in U.S. dollars.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average Remaining	Average		Average
Range of Exercise	Number of Shares	Contractual Life	Exercise	Number of	Exercise
Price in Euros	as of 12-31-05	(in Years)	Price in Euros	Shares	Price in Euros

0.0000 - 6.76	402,260	3.2	4.43	350,845	4.19
6.76 - 13.52	592,069	3.8	10.42	553,064	10.34
13.52 - 20.27	2,328,221	7.9	16.75	1,055,310	16.66
20.27 - 27.03	3,271,681	8.2	23.60	1,002,995	23.94
27.03 - 33.79	2,666,065	8.6	29.61	695,864	29.81
33.79 - 40.55	838,793	5.0	36.56	832,483	36.57
40.55 - 47.31	564,070	5.6	42.46	554,367	42.46
47.31 - 60.82	266,078	4.2	54.92	266,078	54.92
60.82 - 67.58	264,427	4.5	66.36	264,427	66.36

	11,193,664	7.3	25.90	5,575,433	27.92

	Stock Options and RSUs Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Exercise
	Number of Shares	Contractual Life	Exercise	Number of	Price in
Range of Exercise Price in Dollars	as of 12-31-05	(in Years)	Price in Dollars	Shares	Dollars

0.00 - 2.94	407,487	9.7	0.05	8,184	1.14
2.94 - 8.82	2,286	7.0	7.68	854	7.68
8.82 - 11.76	736,869	5.0	10.17	716,979	10.15
11.76 - 14.70	410,988	6.6	13.59	316,149	13.57
14.70 - 17.64	72,722	6.7	14.93	55,050	14.93
17.64 - 20.58	71,854	7.4	19.90	43,643	19.90
20.58 - 29.40	593,673	7.7	29.19	310,726	29.15

	2,295,879	7.0	14.36	1,451,585	15.39

General Stock Option Terms.  The Company determines the price at which stock options are granted in accordance with French regulations applicable to companies listed on the Eurolist by Euronexttm and also in accordance with U.S. laws and accounting standards. The Company’s 2001 Plan provides and the 1999 Stock Option Plan (the “1999 Plan”) provided that the option price set by the Board of Directors may not be less than the higher of: (i) 100% of the closing price as reported on the Eurolist by EuronextTM on the last trading day prior to the date of grant; or (ii) 80% of the average of the opening price as reported on such market over the twenty trading days immediately preceding the grant date.

The 2001 Plan is intended to qualify as incentive stock option plans within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting schedule of stock option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service with the Company. The stock options granted under the 2001 Plan are exercisable up to 10 years from the date of

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

grant (other than stock options granted to employees in the United Kingdom and Ireland, which have a contractual life of seven years less one day).

In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before a five-year period (four years for stock options granted after May 2000) following the grant of the option. For stock options issued to France-based employees after January 1, 1997, holders of such stock options are not permitted to sell or dispose of their shares within five years of the date of grant (four years for stock options granted after May 2000) and, therefore, no social charges should be due on these stock options. Certain stock options previously issued by Crystal Decisions to France-based employees allow for exercise within four years of the date of grant, and therefore, social charges may be due on these stock options should the employee exercise within four years. No liability had been assessed to the Company at December 31, 2005 or 2004.

2001 Stock Incentive Plan.  During February 2001, the shareholders of the Company approved a stock option plan in the form of an “evergreen plan” pursuant to which the Board of Directors was authorized to issue stock options corresponding to 3.45 million shares, plus an annual increase to be added on June 30 of each year equal to the lesser of (i) 4.5 million shares; (ii) 5% of the total shares of the Company on such date; or (iii) a lesser amount determined by the Board. During 2003, the Company’s Board of Directors authorized and reserved approximately 3.2 million additional shares under the 2001 Plan. On December 11, 2003, the shareholders approved the amendment of the terms of the 2001 Plan and authorized the Board of Directors to increase annually, on one or more occasions, the number of shares of the Company that may be subscribed for or purchased upon the exercise of stock options granted pursuant to the 2001 Plan, within the limit of the lowest of the following amounts: (i) 6.5 million shares with nominal value of €0.10 each per share; (ii) the number of shares corresponding to 5% of the total number of the Company’s ordinary shares outstanding as of June 30; or (iii) any lesser amount as determined by the Board of Directors.

During 2005, the Company’s Board of Directors authorized and reserved approximately 1.4 million additional shares under the 2001 Plan.

In June 2004, the Company’s Shareholders amended the 2001 Stock Option Plan to rename it the “2001 Stock Incentive Plan” approved the adoption of the Subsidiary Stock Incentive Sub-Plan as a sub-plan under the Company’s 2001 Stock Incentive Plan (the “2001 Sub-Plan”). The 2001 Sub-Plan provides for the grant of RSUs or performance shares units (collectively the “awards”). The shareholders approved that awards granted under this 2001 Sub-Plan were restricted to a maximum of 2.5 million shares, limited by the total number of stock awards under the 2001 Plan. On November 22, 2005, the Administrator of the 2001 Sub-Plan granted 439,115 RSUs under the 2001 Sub-Plan of which 50,000 vested on December 31, 2005. Of the 50,000 shares, 20,400 shares were withheld by the trust, which administers grants of RSUs, to cover withholding taxes. As of December 31, 2005, 389,115 shares were outstanding in the trust which was created to hold shares until awards are vested under the 2001 sub-plan. These shares are deemed to be issued but not outstanding and are not entitled to voting rights until such time as the awards vest and are transferred to the recipient.

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

Business Objects Americas 1999 Stock Option Plan.  During December 2003, the Company assumed the as-converted outstanding stock options of former Crystal Decisions’ optionees which were granted under the Crystal Decisions 1999 Stock Option Plan. The former Crystal Decisions 1999 Plan now exists as part of Business Objects

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

and is hereafter known as the Business Objects Americas (BOSA) 1999 Plan. The grant agreements under this plan continue to be in force with all terms of the previous grant agreements remaining unchanged. The Company did not assume any authorized but ungranted stock options under the Crystal Decisions 1999 Plan and may not regrant any stock options from forfeited stock options.

An aggregate of approximately 6.3 million ordinary shares were issued to Business Objects Option LLC. As Business Objects Option LLC is an indirectly, wholly owned subsidiary of the Company, the shares are not deemed to be outstanding and will not be entitled to voting rights until such time as the option holders exercise their stock options. From December 11, 2003 to December 31, 2005, Crystal Decisions’ optionees exercised approximately 3.7 million of these stock options. In August 2005 and in October 2005, the Company assumed the as-converted 163,872 and 110,752 outstanding stock options of former SRC and Infommersion’s optionees. During the three months ended December 31, 2005, 0.1 million of those stock options were exercised and relinquished by Business Objects Option LLC. When any of the 6.3 million ordinary shares are not needed to satisfy obligations under outstanding stock options, the Company has the right to sell such shares on the open market or use them for other corporate purposes.

With the exception of stock options outstanding under the BOSA 1999 Plan and those options assumed from Infommersion, all stock options granted by the Company are for ordinary shares and are priced in euros. The assumed BOSA 1999 Plan stock options and those options assumed from Infommersion are for ADSs, which until exercise are held by Business Objects Option LLC, with the exercise price for these stated in U.S. dollars for Infommersion and Crystal Decisions assumed options, and in euros for SRC assumed options.

While the Company’s 1994 Stock Option Plan expired in 1999, approximately 0.7 million stock options remained outstanding as of December 31, 2005 and exercisable under this plan with contractual lives ending between 2006 and July 2009.

Warrants.  Warrants to purchase an aggregate of 435,000 shares were outstanding as of December 31, 2005 at exercise prices ranging from €17.04 to €36.13 per share with a weighted average exercise price of €20.21 per share for all outstanding warrants and a weighted average exercise price of €23.13 for warrants issued in 2005. There were 210,000 warrants vested and exercisable of the total outstanding at December 31, 2005. Warrants issued in 2005 expire on the earlier of seven years from the issue date or 90 days after the date the director vacates their position. Warrants issued in 2004, 2003 and 2001 expire on the earlier of five years from the issue date or 90 days after the date the director vacates his position.

On June 14, 2005, the Company’s shareholders approved the issuance of warrants to two directors to purchase an aggregate of 90,000 shares. On July 21, 2005, the Board of Directors issued these warrants at an exercise price of €23.13 per share. The warrants vest at a rate of 33.33% per year on June 1, 2006, 2007 and 2008. All warrants were outstanding as of December 31, 2005.

On June 10, 2004, the Company’s shareholders approved the issuance of warrants to eight directors to purchase an aggregate of 300,000 shares. On June 15, 2004, the Board of Directors issued these warrants at an exercise price of €17.04 per share. The warrants vest at rates of either: 33.33% per year on July 1, 2004, June 1, 2005 and 2006; 33.33% per year on June 1, 2005, 2006 and 2007; or 50% per year on July 1, 2004 and June 1, 2005, as the case may be. As of December 31, 2005, 255,000 warrants were outstanding and 135,000 warrants were vested and exercisable. On November 19, 2004, 45,000 of these unvested warrants were cancelled due to the departure of one of the directors from the Company.

On December 11, 2003, the Company’s shareholders approved the issuance of warrants to a director to purchase 15,000 shares. On January 27, 2004, the Board of Directors issued these warrants at an exercise price of €26.95 per share. The warrants vest at a rate of 33.33% per year on June 1, 2004, 2005 and 2006. As of December 31, 2005, all warrants were outstanding and 10,000 were vested and exercisable. The director to whom these warrants were granted resigned from the Company’s board in January 2006 and the unvested portion terminated. In February 2006, the 10,000 shares subject to the warrants were exercised.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

On July 22, 2003, the Company’s Board of Directors authorized the issuance of warrants to three directors to purchase an aggregate of 45,000 shares at an exercise price of €19.45 per share. The warrants for two of the directors vest at the rate of 33.33% per year on June 1, 2004, 2005 and 2006. The warrants for the other director vest at a rate of 50% per year on June 1, 2004 and 2005. As of December 31, 2005, all warrants were outstanding and 35,000 were vested and exercisable.

On June 12, 2001, the Company’s shareholders approved the issuance of warrants to three directors to purchase an aggregate of 45,000 shares at an exercise price of €36.13 per share. The warrants vested at the rate of 33.33% per year on June 1, 2002, 2003 and 2004. On February 17, 2005, 15,000 of these warrants expired unexercised due to the departure of one of the directors from the Company. As of December 31, 2005, 30,000 warrants were outstanding and exercisable.

On February 6, 2001, the Company’s shareholders approved the issuance of warrants to a director to purchase 22,500 shares at an exercise price of €57.97 per share. The warrants vested at the rate of 33.33% per year on May 1, 2001, 2002 and 2003. On March 31, 2005, all of the warrants expired unexercised due to the departure of the director from the Company.

Employee Stock Purchase Plans.  The Company has two International Employee Stock Purchase Plans intended to qualify under the provisions of Sections 421 and 423 of the U.S. Internal Revenue Code of 1986, as amended. These plans include the 1995 International Employee Stock Purchase Plan (“1995 IESPP”) and the 2004 International Employee Stock Purchase Plan (“2004 IESPP”). Under the terms of these plans, employees may contribute via payroll deductions up to 10% of their eligible compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. During 2005, 2004 and 2003, respectively, the Company issued approximately 206,888, 293,000 and 273,600 shares to employees pursuant to the 1995 IESPP. During 2005, the Company issued approximately 219,000 shares to employees pursuant to the 2004 IESPP. The Company’s shareholders periodically approve the issuance of additional shares to the total pool. For the 2004 IESPP, 700,000 additional shares were authorized in 2005 and 956,000 shares remained available for issuance under the plan at December 31, 2005. When the 1995 IESPP expired in June 2005, there were 375,110 shares remaining in the pool for future issuance.

In addition, the Company also has an Employee Stock Purchase Plan available to the Company’s French employees (the “French Plan”), who are excluded from participating in the International Employee Stock Purchase Plans. The French plan is part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. All full-time French employees who have completed at least three months of service are eligible to contribute up to 25% of their pre-tax earnings to the French Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase the Company’s shares during a set six-month period before the end of the offering period. The Company does not match Employee Savings Plan contributions. During 2005, 2004 and 2003, respectively, the Company issued approximately 170,888, 82,700 and 114,900 shares to employees pursuant to the French Plan. The Company’s shareholders periodically approve the issuance of additional shares to the total pool; 100,000 additional shares were authorized in 2005. There are approximately 121,696 shares that remained available for issuance under the French Plan at December 31, 2005.

During 2005, 2004 and 2003, 170,888 shares, 82,700 shares and 114,900 shares were purchased under the French ESPP, respectively, which had intrinsic values of $8.86, $4.14 or $2.76 per share, respectively. During 2005, 2004 and 2003, 484,358 shares (including a portion of approximately 175,000 shares expected to be subscribed under the 2004 IESPP at the beginning of May 2006), 293,000 shares and 273,600 shares were purchased under the 1995 and the 2004 IESPP, respectively. For pro forma presentation purposes, the stock-based compensation expense calculated for the French ESPP, the 1995 IESPP and the 2004 IESPP is amortized over the purchase period and included in the FAS 148 pro forma table presented in Note 1.

Restricted Stock Units (RSUs).  On November 22, 2005, the Company’s Chief Executive Officer and Chairman and Chief Strategy Officer were granted 389,115 and 50,000 RSUs, respectively. RSUs totaling

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

146,371 are subject to the achievement of performance measures as specified by the Compensation Committee. As the grant date for the 146,371 performance RSUs had not occured as of December 31, 2005, no stock-based compensation expense was recorded in 2005. The probability that the performance measures will be achieved on each vesting date will be estimated for each reporting period and applied to the number of restricted stock units expected to vest. The expense will be recognized on a straight-line basis over the vesting period. During 2005, the Company recorded stock based compensation expense of $2.5 million related to the 292,744 RSUs not subject to performance measures. This amount was also included in the pro-forma stock-based compensation expense disclosed in Note 1. Under FAS 123, the fair value of RSUs is equal to the market price of an ordinary share of the Company at the grant date, i.e. weighted average fair value of $35.94 for the 292,744 RSUs not subject to performance measures.

Pro forma Effect of Stock-based Compensation

The Company has elected to measure compensation expense for its compensation plans using the intrinsic value method prescribed by APB 25 and related interpretations. Pro forma information regarding net income and net income per share is required by FAS 123, as amended by FAS 148, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair-value based method of FAS 123. See Note 1 under the caption “Accounting for Stock-based Compensation.” For purposes of the pro forma disclosure, management estimates fair value of stock options, warrants and IESPP options using the Black-Scholes option-pricing valuation model or the binomial-lattice option-pricing valuation model as further described in Note 1.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted under the Company’s stock option plans, warrants and shares under IESPP granted or purchased during the following years were as follows:

	Year Ended December 31
	Employee Stock Option
	Plans and Warrants			International Employee Stock Purchase Plans
	2005	2004	2003	2005	2004	2003

Weighted average expected life (in years) (1)	4.7	3.0	3.0	0.5	0.5	0.5
Volatility	53%	59%	71%	37%	51%	67%
Risk-free interest rate	3.1%	2.7%	2.2%	2.3%	1.0%	1.5%
Dividend yields	0%	0%	0%	0%	0%	0%
Forfeiture rate (turnover %) (2)	0%-20%(3)	15%	15%	13%	N/A	N/A
Weighted average fair value of stock options, warrants and awards under IESPP granted or purchased during the period	$15.11	$11.16	$12.34	$6.76	$7.09	$4.59

(1)	The expected life of stock awards is an output of the binomial-lattice model used in 2005 versus an input for the Black-Scholes model used previously.

(2)	The turnover assumption used in Black-Scholes model has no impact on the fair value but only on the number of options expected to vest during the vesting period. The post-vesting turnover impact in the Black-Scholes model was included in the weighted average expected term of three years.

(3)	The turnover assumptions used for the 2005 grants was determined by pool of employees, using 0% for the Directors, 12% for France, 14% for the executives and 20% for the rest of the world.

Options and warrants.  For 2005, the change in the valuation model had no impact on reported total expenses, net income or net income per share as stock-based compensation expense is currently only reported in the financial statement notes in accordance with APB 25. Commencing on January 1, 2006, the unvested portion of the options will be amortized into the statements of income over the remaining requisite service period. If the Company had

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

continued to use the Black-Scholes model and the previous historical input assumptions, the total expense used in the calculation of pro forma net income (loss) related to stock options and warrants granted during 2005 would have been approximately $0.5 million lower, before the impact of taxes, than that calculated using the binomial-lattice option-pricing model used since January 1, 2005.

9.	Employer Sponsored Employee Savings Plans

French corporate law requires the Company to provide for and contribute to a Legal Profit Sharing Plan (the “Legal Plan”) for substantially all of the employees of its French entity. Contributions under the Legal Plan are based on a formula prescribed by French law and are based on the achievement of certain goals established by the Board of Directors. In addition, employees of the Company’s French entity may receive contributions from a separate statutory profit sharing plan sponsored by the Company. Contributions made under this statutory plan are reduced by contributions required to be made under the Legal Plan. The Company accrued for contributions in the aggregate of $5.2 million for 2005, $6.3 million for 2004 and $5.8 million for 2003.

The Company’s U.S. subsidiary has a defined contribution 401(k) Plan covering substantially all of its U.S. employees. Participants may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the U.S. Internal Revenue Service. The Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $2,000 per year per person, subject to a three-year vesting schedule. Company matching contributions to the 401(k) Plan totaled approximately $1.7 million in 2005, $1.3 million in 2004 and $0.8 million in 2003.

The Company’s Canadian subsidiary has a registered retirement savings plan (“RRSP”) covering substantially all of its Canadian employees. Participants may contribute up to a maximum annual amount as set periodically by the Canadian Customs and Revenue Agency. The Company matches employee contributions at a rate of Canadian $0.50 for each Canadian dollar contributed up to a maximum of Canadian $2,500 per year per person or 6% of their annual salary, whichever is less. Company matching contributions to the RRSP totaled approximately Canadian $2.3 million and Canadian $2.1 million in 2005 and 2004, respectively. No material matching contributions were made in 2003.

The Company’s U.S. subsidiary has a nonqualified Deferred Compensation Plan which permits eligible officers and employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses each year. The Company does not contribute to the Deferred Compensation Plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. The assets are held by the Company in a rabbi trust, which is subject to the claims of the general creditors of the Company. The trust’s assets, consisting of an investment in a variable universal life insurance policy backed by insurance dedicated mutual funds, totaled $4.7 million and $3.8 million at December 31, 2005 and 2004, respectively, and were classified as short-term investments in accordance with FAS 115. The Deferred Compensation Plan does not allow participants to invest the deferred compensation in the Company’s ordinary shares or ADSs. The liability under the Deferred Compensation Plan was approximately $5.6 million and $4.5 million at December 31, 2005 and 2004, respectively, and was included in other current liabilities. Changes to the fair value of the obligation to reflect the amount owed to the employee are adjusted through a corresponding charge to compensation expense. Changes to the fair value of the asset are charged to other income and were not material in total during any of 2005, 2004 or 2003. The difference between the asset and the liability amount represents the unfunded portion of the liability.

Pension Plans and Termination Indemnities

The Company has one pension plan (the “French Pension Plan”) which is accounted for in accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”). The French Pension Plan is managed by a third party financial institution and aside from the net liability due to fund the benefit obligation, the asset and total benefit obligation are not included on the Company’s consolidated balance sheet. In December 2003, the FASB

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

issued FAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefit — an amendment of FASB Statements No. 87, 88 and 106” (“FAS 132R”). FAS 132R did not change the measurement or recognition provisions for pensions and other postretirement benefits set forth under FAS 132, but instead expanded employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. The Company has determined that the pension plan meets the scope of FAS 132R; however, it is not material to the Company’s financial position or operating results and thus limited disclosures of the pension plan are described below.

French Pension Plan

French law requires the Company to provide for the payment of a lump sum retirement indemnity to French employees based upon years of service and compensation at retirement under the French Pension Plan. Benefits do not vest prior to retirement. The Company’s benefit obligation was approximately $1.4 million, $1.2 million, $1.0 million as of December 31, 2005, 2004 and 2003, respectively. The increase in the balance is the result of increases to the obligation for service and interest cost, adjusted by the actuarial valuation and overall impact by the translation of this euro — denominated obligation to U.S. dollars. The benefit obligation is calculated as the present value of estimated future benefits to be paid, using the following assumptions: (a) Retirement age: 65 years; (b) Discount rate: 4.0%; (c) Rate of compensation increase: see table below; and (d) turnover rate: see table below:

	Compensation	Turnover
Age Range	Growth Rate	Rate

15 — 20	9%	20.0%
21 — 25	9%	15.0%
26 — 30	8%	10.0%
31 — 35	5%	6.0%
36 — 40	4%	4.0%
41 — 45	3%	3.0%
46 — 50	3%	2.0%
51 — 55	2%	1.0%
56 — 60	1%	0.5%
61 — 75	0%	0.0%

There were no employee contributions related to the French Pension Plan during the year, with employer contributions of $0.2 million in 2005, $0.1 million in 2004 and $0.6 million in 2003 charged to the statement of income.

The French Pension Plan assets are held in debt and equity instruments and for 2005 represented approximately 80% of the total benefit obligation due to the timing of employer contributions. Under the arrangement with the third party, payments of indemnity amounts in the future are paid to employees directly by the Company, as funded by the third party financial institution.

Italian Indemnity

The Company provides for a termination indemnity for Italian employees whereby a specified amount, as required by Italian law, is accrued as a liability for future payment to employees on termination of employment with a corresponding charge to compensation expense in the period of accrual. At December 31, 2005 and 2004, respectively, the balance of approximately $2.1 million and $2.2 million was recorded as other current liabilities on the consolidated balance sheet. The Company made employer contributions of $0.6 million, $0.7 million and $0.6 million in 2005, 2004 and 2003, respectively.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

10.	Net Income Per Ordinary Share and ADS

The following table sets forth the computation of basic and diluted net income per ordinary share and ADS (in thousands, except per ordinary share and ADS data):

	Year Ended December 31,
	2005	2004	2003

Basic net income per share:
Numerator:
Net income	$92,625	$47,123	$22,562

Denominator:
Weighed average ordinary shares and ADSs outstanding — basic	90,405	88,748	64,584

Net income per ordinary share and ADS — basic	$1.02	$0.53	$0.35

Diluted net income per share:
Numerator:
Net income	$92,625	$47,123	$22,562

Denominator:
Weighed average ordinary shares and ADSs outstanding — basic	90,405	88,748	64,584
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock option and purchase plans and warrants (treasury stock method)	2,631	2,329	1,584

Weighted average ordinary shares and ADSs outstanding — diluted	93,036	91,077	66,168

Net income per ordinary share and ADS — diluted	$1.00	$0.52	$0.34

For 2005, 2004 and 2003, approximately 2.5 million, 2.7 million and 1.9 million stock options were exercised, respectively, of which approximately 1.3 million, 2.0 million and 0.6 million represented exercises of options held by Business Objects Option LLC. At December 31, 2005, 2004 and 2003, respectively, 13.9 million, 13.9 million and 16.3 million stock options, RSUs and share warrants were outstanding in aggregate.

For 2005, 2004 and 2003, respectively, 4.6 million, 6.6 million and 4.7 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share because the option or warrant exercise prices of those options and warrants during the respective periods was greater than the average market price of the ordinary shares or ADSs and therefore, the effect would have been anti-dilutive. These options could be dilutive in future periods.

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

Interest and other income (expense), net primarily represents net interest income, patent infringement settlement income, net gains or losses resulting from foreign currency exchange rate changes and other income (loss), net. The following table sets forth information regarding the Company’s interest and other income (expense), net (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net interest income	$8,554	$3,696	$7,142
Patent infringement settlement income, net of litigation expenses	—	3,500	7,000
Net exchange gains (losses)	5,952	(11,587)	(406)
Other income (loss), net	(202)	171	598

Total interest and other income (expense), net	$14,304	$(4,220)	$14,334

During May 2002, the Company entered into an agreement in settlement of its patent infringement lawsuit against Cognos, Inc. and Cognos Corporation (collectively “Cognos”). Under the terms of the agreement, Cognos licensed the rights to the Company’s technology under U.S. Patent No. 5,555,403 in exchange for payments totaling $24.0 million. The license covers both past and future use of the Company’s technology. A $10.0 million first installment representing past use was received during June 2002 and was classified as interest and other income, net on the consolidated statements of income for the quarter ended June 30, 2002, net of $3.1 million of related legal expense. The remaining balance representing future use was paid in eight quarterly installments of $1.75 million commencing in the quarter ended September 30, 2002. The Company recognized $3.5 million in 2004 and $7.0 million in 2003 of other income related to this settlement. There are no further payments required or expected.

The Company operates largely in the U.S., Europe and Canada and during the course of 2005, the currency exchange rates between the U.S. dollar, the euro, and the Canadian dollar fluctuated significantly. The Company is generally naturally hedged at an operating income level as levels of foreign currency revenues and expenses are for the most part similar with the exception of its Canadian subsidiary. During 2005, the majority of the net exchange gains were the result of currency purchases to settle quarterly intercompany accounts in euro and Canadian dollars. The weakening of the euro compared to the U.S. dollar early in 2005 allowed for significant gains on the purchase of euro to settle intercompany accounts between the U.S. and Irish entities. Significant gains were also realized on the purchase of Canadian dollars by the U.S. and Irish entities. In 2005, the Company employed an option hedging strategy to hedge the quarterly forecasted intercompany flows between these entities. Favorable option contracts in place resulted in gains despite the strengthening Canadian dollar in 2005. This strategy permits the Company to mitigate its exposure to the Canadian dollar by protecting against the strengthening Canadian dollar while providing opportunity for participation should it weaken. Since April 2004, the Company has also used forward contracts to mitigate the impact on the statement of income by matching the mark to market adjustments on the forward contracts to the gain on revaluation of intercompany loans.

12.	Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003

France	$17,514	$21,418	$21,612
Rest of world	128,984	56,114	31,919

Total	$146,498	$77,532	$53,531

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The provision/(benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current:
France	$(2,770)	$5,867	$21,202
Rest of world	50,524	26,717	69,347

Total current	$47,754	$32,584	$90,549

Deferred:
France	$2,373	$2,702	$(15,867)
Rest of world	3,746	(4,877)	(43,713)

Total deferred	$6,119	$(2,175)	$(59,580)

Total	$53,873	$30,409	$30,969

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company’s incentive stock option plan reduced taxes currently payable as shown above by approximately $8.5 million, $8.8 million and $18.0 million during 2005, 2004 and 2003, respectively. Such benefits were credited to additional paid-in capital when realized.

A reconciliation of income taxes computed at the French statutory rate (34.9% in 2005 and 35.4% in 2004 and 2003) to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Income tax provision computed at the French statutory rate	$51,172	$27,470	$18,966
Non-deductible acquired in-process research and development	1,040	—	9,963
Operating losses not utilized	—	—	667
Income at higher (lower) tax rates	(10,162)	(6,808)	255
Research and development tax credits	(7,675)	(3,911)	(3,595)
Net expense on intercompany transfers of intellectual property	12,515	11,761	—
Other individually immaterial items	6,983	1,897	4,713

Total	$53,873	$30,409	$30,969

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Deferred taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	December 31,
	2005	2004 (Revised)

Deferred tax assets:
Net operating loss carryforwards	$31,164	$34,509
Accrued bonuses and compensation	5,926	11,051
Amortization of intangible assets	2,905	7,547
Accrued rent	2,657	552
Depreciation	9,303	5,353
Other, including reserves and accruals not currently deductible	9,885	12,909

Total deferred tax assets	61,840	71,921
Valuation allowance	(13,342)	(48,827)

Total deferred tax assets	$48,498	$23,094

Deferred tax liabilities:
Intangible assets	$(20,751)	$(13,221)
Other, individually immaterial items	(62)	(7,103)

Total deferred tax liabilities	(20,813)	(20,324)

Net deferred tax assets(1)	$27,685	$2,770

(1)	At December 31, 2005, balance sheet classification included: $13.6 million in current deferred tax assets, $17.1 million in long-term deferred tax assets, offset by $2.9 million of long-term deferred tax liabilities. At December 31, 2004, balance sheet classification included: $8.3 million in current deferred tax assets, $2.1 million in long-term deferred tax assets and offset by $7.6 million of long-term deferred tax liabilities.

The valuation allowance for deferred tax assets decreased by $35.5 million in 2005 and decreased by $0.4 million, as revised, in 2004. The reported valuation allowance for 2004 has been decreased by $11.2 million, deferred tax assets decreased by $9.6 million and deferred tax liabilities increased by $1.6 million, from previously disclosed amounts to reflect adjustments to deferred items assumed in connection with the acquisition of Crystal Decisions. The Company’s valuation allowance at December 31, 2005 reflected the estimated amount of deferred tax assets that may not be realized due to Section 382 limitation on acquired net operating losses. The increase in net deferred tax assets during 2005 of $24.9 million was primarily due to a $35.5 million release of a valuation allowance of $22.6 million to equity and $12.9 million to goodwill. There was no valuation allowance release to continuing operations that created a tax rate benefit during 2005 and 2004.

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2005, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance on acquired net operating losses, subject to limitations.

At December 31, 2005, the Company had U.S. federal and state net operating loss carryforwards of approximately $86.1 million and $15.9 million, respectively. These net operating loss carryforwards will expire at various times from 2018 through 2024 if not utilized. The Company’s future ability to utilize the net operating loss carryforwards of Acta and Infommersion, which approximated $64.2 million and $3.4 million, respectively, of

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

the federal total, is subject to limitation under the Section 382 change of ownership rules of the U.S. Internal Revenue Code of 1986, as amended. As of December 31, 2005, the Company had alternative minimum tax credit carry forwards of $2.2 million, that do not expire, generated from the Company’s 2003 U.S. federal tax return filing.

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

At December 31, 2005, the Company had not recognized a deferred tax liability on the undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

13.	Financial, Segment and Geographic Information

Financial.  For the 20-day period following the Crystal Decisions acquisition on December 11, 2003, Crystal Decisions revenues and operating income were $26.5 million and $7.4 million, respectively, prior to charges for acquired in-process research and development, amortization of acquired intangible assets and deferred stock-based compensation expense, integration and restructuring costs. The Company has reported these amounts separately, because the information was directly available. Commencing in 2004, the Company did not have discrete financial information regarding the former Crystal Decisions operations.

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

	Year Ended December 31,
	2005	2004	2003

Business Intelligence Platform(1)	$447,557	$427,181	$235,539
Enterprise Performance Management Applications	40,690	28,026	25,754
Data Integration	27,390	18,166	13,968

Total net license fees	$515,637	$473,373	$275,261

(1)	Includes Crystal Decisions’ products for 2005, 2004 and 20 days in 2003. The Company does not have vendor specific objective evidence for its licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Geography.  Operations outside of France consist principally of sales, marketing, finance, customer support and research and development activities. The following is a summary of total revenues by major geographic location including country of domicile (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenues:
United States	$503,798	$408,727	$226,969
Europe, Middle East and Africa (EMEA), excluding France	355,104	311,746	201,627
France	95,174	85,942	72,088
Americas, excluding the United States	42,179	44,565	14,942
Asia Pacific	80,896	74,651	45,199

Total revenues	$1,077,151	$925,631	$560,825

The following is a summary of total long-lived assets by major geographic location (in thousands):

	December 31,
	2005	2004

Long-lived assets:
United States	$1,255,168	$1,124,682
Europe, Middle East and Africa (EMEA), excluding France	61,976	99,433
France	50,587	53,394
Americas, excluding the United States	47,967	30,682
Asia Pacific	7,918	6,472

Total long-lived assets	$1,423,616	$1,314,663

Our employees in France represented 15% of our labor force at December 31, 2005. Our employees in France have been represented by the CFDT Union — Confédération Francaise Démocratique du Travail — since October 2002 and by the CGT Union — Confédération Générale du Travail — since November 2002. The collective bargaining agreements we have entered into with the unions have been renewed annually. We have never experienced any work stoppage.

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

14.	Business Restructuring Charges

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

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Restructuring Costs Expensed Related to Pre-acquisition Business Objects

In accordance with FAS No. 146, “Cost Associated with Exit or Disposal Activities” (“FAS 146”), the Company accrued $7.8 million of costs related to employee severance and other related benefits during the three months ended December 31, 2003. The charge consisted of estimated severance and other related benefit costs for 159 employees across all functions worldwide. Since 2003, the Company paid severance and other related benefits of $7.7 million to former employees. At December 31, 2005, the remaining liability balance totaled less than $0.1 million due to two former employees.

In the second quarter of 2004, the Company recorded approximately $2.2 million of charges related to costs incurred in connection with exiting eight facilities, of which $0.8 million was paid in 2004 and $1.0 million was paid in 2005. The remaining liability balance at December 31, 2005 of $0.5 million was related to costs associated with exiting one facility and is expected to be paid over the remaining lease term.

The balances of accrued restructuring charges associated with Business Objects employees and facilities exits prior to the Crystal Decisions acquisition were as follows at December 31, 2005 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total

Restructuring charges accrued at December 2003	$7,782	$—	$7,782
Non-cash charges	(332)	—	(332)
Impact of foreign currency exchange rates on translation of accrual	302	—	302

Balance at December 31, 2003	$7,752	$—	$7,752
Adjustments to restructuring charges accrued during 2004 included as restructuring costs	(85)	2,254	2,169
Cash payments during 2004	(6,970)	(849)	(7,819)
Impact of foreign currency exchange rates on translation of accrual	166	(44)	122

Balance at December 31, 2004	$863	$1,361	$2,224
Cash payments during 2005	(717)	(1,029)	(1,746)
Adjustments to restructuring charges accrued during 2005 included as restructuring costs	(66)	228	162
Impact of foreign currency exchange rates on translation of accrual	(33)	(93)	(126)

Balance at December 31, 2005	$47	$467	$514

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

The charge of $10.8 million related to employee severance and other related benefits for 194 employees across all functions worldwide. The Company had paid benefits of approximately $10.1 million to 159 employees across all regions as of December 31, 2004, with $9.0 million of this amount paid in 2004. In executing the restructuring plan the Company reduced the number of planned employee terminations by approximately 34 employees, which

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

resulted in the reduction of approximately $0.6 million to the restructuring liability and goodwill balances. At December 31, 2005, the remaining liability balance of less than $0.1 million related to legal costs associated with employee terminations.

The restructuring charge to abandon facilities of $2.7 million at December 31, 2003 related to estimated costs for future minimum lease payments associated with the planned closure of 11 facilities, net of estimated sublease income to be earned on these premises. At December 31, 2005, the remaining liability related to two facilities the Company is subletting with lease terms extending through 2008. The decrease in the liability of $0.2 million during 2005 primarily resulted from the payment of minimum lease payments of $0.3 million which was offset by an increase of $0.2 million resulting from the adjustment of various rents, the result of which was included in general and administrative expenses. At December 31, 2005, the remaining liability balance of $0.6 million is expected to be paid over the remaining lease terms.

The balances of accrued restructuring charges capitalized as a cost of the Crystal Decisions acquisition were as follows at December 31, 2005 (in thousands):

	Employee
	Severance and	Cost to
	Other Related	Abandon
	Benefits	Facilities	Total

Restructuring charges accrued at December 2003	$10,780	$2,745	$13,525
Cash payments during 2003	(1,136)	—	(1,136)

Balance at December 31, 2003	$9,644	$2,745	$12,389
Cash payments during 2004	(8,960)	(1,646)	(10,606)
Adjustments to original plan	(598)	(454)	(1,052)
Impact of foreign currency exchange rates on translation of accrual	48	115	163

Balance at December 31, 2004	$134	$760	$894
Cash payments during 2005	—	(321)	(321)
Adjustments to restructuring charges during 2005	(51)	185	134

Balance at December 31, 2005	$83	$624	$707

Acta Technology, Inc.

Restructuring costs of $13.5 million related to the Acta Technology, Inc. acquisition ($4.4 million related to employee severance, $7.9 million related to the cost to abandon facilities and $1.2 million to write-off property and equipment) were accounted for under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations.” These costs were recognized as an assumed liability in the acquisition and were included in the purchase price allocation in August 2002.

The severance and other employee benefits totaled $4.4 million and related to the planned termination of approximately 50 employees worldwide. These amounts were paid out in 2002 and no further liability for employee severance remains.

The charge for lease abandonment of $7.9 million, represented total future minimum lease payments and settlement costs due through 2007, net of projected sublease income of $4.2 million for Acta’s Mountain View, California headquarters and other smaller European offices. In 2003, of the $7.9 million liability, $2.7 million of the accrual was reversed to goodwill based on an agreement to terminate the lease in California. The remaining minimum lease payments and settlement costs were paid in 2005 and no liability remained at December 31, 2005.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The balances of accrued restructuring charges were capitalized as a cost of acquisition and were as follows at December 31, 2005 (in thousands):

	Lease
	Abandonment
	and Write-off
	of Property and
	Equipment	Total

Balance at December 31, 2002	$6,818	$6,818
Net cash payments during 2003	(3,400)	(3,400)
Reversal of excess U.S. facilities shutdown accrual adjusted through goodwill	(2,741)	(2,741)

Balance at December 31, 2003	$677	$677
Cash payments during 2004	(391)	(391)
Impact of foreign currency exchange rates on translation of accrual	38	38

Balance at December 31, 2004	$324	$324
Cash payments during 2005	(312)	(312)
Impact of foreign currency exchange rates on translation of accrual	(12)	(12)

Balance at December 31, 2005	$—	$—

15.	Escrows Payable and Restricted Cash

Escrows payable and restricted cash consisted of the following (in thousands):

	December 31,
	Escrows Payable		Restricted Cash
	2005	2004	2005	2004

Funds held in escrow in connection with the acquisition of Acta	$6,423	$6,379	$6,423	$6,379
Bonuses to former Acta employees, subject to indemnification obligations	300	275	276	276
Cash subject to withdrawal restrictions on deposit of security for bonuses to be paid to Acta employees, subject to employment related contingencies	—	—	353	353
Funds held in escrow in connection with the acquisition of SRC	15,005	—	15,005	—
Other	—	—	100	81

Total balances — short-term	$21,728	$6,654	$22,157	$7,089

Cash held to support letter of credit for San Jose premises	$—	$—	$6,954	$6,954
Funds held in Escrow in connection with the acquisition of Infommersion	8,000	—	11,002	—
Funds held in Escrow in connection with the acquisition of Medience	2,902	—	2,902	—

Total balances — long-term	$10,902	$—	$20,858	$6,954

The Company held an aggregate of $25.9 million at December 31, 2005, in escrows payable related to the 2005 acquisitions of SRC, Infommersion and Medience. The amounts are due from August 2006 through October 2007.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The remaining balance of $6.7 million in escrows payable at December 31, 2005, relates to the purchase of Acta in 2002. All amounts are subject to indemnification obligations and are secured by restricted cash.

Restricted cash related to the acquisition of Infommersion includes an additional $3.0 million related to an employee escrow account representing retention payments due to former executives, and will be available for release from April 2007 through October 2007. As of December 31, 2005, these amounts are not yet earned and are not considered payable at December 31, 2005.

The amounts relating to Acta were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved as of December 31, 2005 and therefore remains in the escrow account.

In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provides that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. The remaining balance, if any, will be distributed once all claims related to the Informatica action are resolved. At December 31, 2005, the Company had incurred $2.6 million of costs associated with defending its position against Informatica, which the Company will be eligible to claim against the remaining amount in escrow.

16.	Credit Agreement

On December 8, 2004, Business Objects entered into an unsecured credit facility (the “Credit Agreement”), which was scheduled to terminate on December  2, 2005. This agreement was amended in December 2005 and January 2006 and amended and restated in March 2006 and the Credit Agreement now terminates in December 2006. The terms of the renewal were essentially unchanged. The Credit Agreement provides for up to €100 million which can be drawn in euros, U.S. dollars or Canadian dollars. The Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan for the purpose of acquiring companies and/or for medium- and long-term financings. The Credit Agreement restricts certain of the Company’s activities including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

Pursuant to the Credit Agreement, the amount available is reduced by the aggregate of all outstanding drawings. Drawings are limited to advances in duration of 10 days to 12 months and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. The line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. At December 31, 2005, there were no balances outstanding against this Credit Agreement.

17.	Accounting for and Disclosure of Guarantees

Guarantor’s Accounting for Guarantees.  From time to time, the Company enters into certain types of contracts that require it to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from its use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to the Company; and (iii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement. The terms of such

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on the Company’s balance sheets as of December 31, 2005 or December 31, 2004. The Company carries coverage under certain insurance policies to protect it in the case of any unexpected liability; however, this coverage may not be sufficient.

The Company entered into an agreement to guarantee the obligations of two of its subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At December 31, 2005, there were two option contracts with the bank under this guarantee in the aggregate notional amount of Canadian $17.0 million. In addition, there were two forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $3.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at December 31, 2005.

As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At December 31, 2005 there were no liabilities due under this arrangement.

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

Other Liabilities and Other Claims.  The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at December 31, 2005 or 2004 did not represent material liabilities. These liabilities were not associated with the Crystal Decisions restructuring plan.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

18.	Supplemental Financial Information (Unaudited) — Selected Quarterly Data

The following table presents unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2005. This information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands, except per share data)

Total revenues	$304,586	$261,381	$262,409	$248,775	$266,688	$219,470	$222,238	$217,235
Gross profit	238,847	199,358	202,379	190,226	212,597	169,883	174,823	167,923
Acquired in-process research and development	1,200	2,384	—	—	—	—	—	—
Restructuring costs	150	—	—	—	677	—	1,492	—
Income from operations	45,742	30,088	34,947	21,417	37,505	16,635	18,285	9,327
Net income	$34,913	$19,567	$23,139	$15,006	$21,346	$11,029	$11,488	$3,260

Net income per share and ADS — basic	$0.38	$0.22	$0.26	$0.17	$0.24	$0.12	$0.13	$0.04

Net income per share and ADS — diluted	$0.37	$0.21	$0.25	$0.16	$0.24	$0.12	$0.13	$0.04

19.	Subsequent Event

On February 8, 2006, the Company and Business Objects Americas, its wholly owned subsidiary, entered into a definitive agreement by which Business Objects Americas agreed to acquire privately held Firstlogic, Inc., a global provider of enterprise data quality solutions and services. The acquisition will be an all cash transaction of approximately $69 million. The transaction will be accounted for under the purchase method of accounting. The acquisition is subject to regulatory approvals and other customary closing conditions, and is expected to be completed in the second quarter of 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of December 31, 2005, our internal control over financial reporting is effective.

As permitted under Section 404 of the Sarbanes-Oxley Act, we excluded the acquisitions of SRC, Infommersion and Medience from the scope of the internal control evaluation. These acquisitions represented approximately less than two percent of total assets (excluding goodwill and intangible assets) as of December 31, 2005 and approximately less than one percent of revenues for the year then ended.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of 2005.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following are our directors and executive officers and certain information about them as of December 31, 2005:

Name	Age	Principal Occupation and Business Experience

Bernard Liautaud	43	Chairman of the Board and Chief Strategy Officer. Mr. Liautaud is a founder of the Company and has served as Chairman of the Board of Directors since our incorporation in August 1990. He served as Chief Executive Officer from August 1990 through September 2005. Mr. Liautaud was appointed as our Chief Strategy Officer in September 2005. Prior to the founding of Business Objects, Mr. Liautaud was the Sales Marketing Manager with Oracle Corporation’s French subsidiary. Mr. Liautaud is the son-in-law of Mr. Silverman, one of the Company’s Directors. Mr. Liautaud is a member of the Board of Directors of My SQL. Mr. Liautaud’s term of office on our Board of Directors will expire at the close of the Company’s 2006 Annual Shareholders’ meeting.
Bernard Charlès	48	President of Dassault Systémes S.A. Mr. Charlès has been Chief Executive Officer of Dassault Systèmes, a worldwide leader in product lifecycle management, since 2002 and President of Dassault Systèmes since 1995. Prior to becoming President, Mr. Charlès served as Dassault Systèmes President of Research and Development from 1988 to 1995 and as President of Research and Strategy from 1985 to 1988. Mr. Charlès is also a director of Dassault Systèmes, Dassault Systèmes Corp., Dassault Systèmes K.K., DELMIA Corp., Solidworks Corporation, SmarTeam Corporation Ltd., Abaqus Inc. and Dassault Systèmes Canada, Inc. Mr. Charlès serves as a member of our Compensation Committee. Mr. Charlès’ term of office on our Board of Directors will expire at the close of the Company’s 2007 Annual Shareholders’ meeting.
Jean-François Heitz	56	Consultant and Private Investor. Mr. Heitz was Deputy Chief Financial Officer at Microsoft Corporation from April 2000 to June 2003. Mr. Heitz joined Microsoft France in 1989 as Deputy General Manager, and served in a number of different roles during his tenure, including Corporate Treasurer. Prior to Microsoft, he spent nine years at Matra SA (Group Lagardere), a French multinational high-tech conglomerate, in various business and finance positions and four years with l’Air Liquide as an Operations Research engineer. Mr. Heitz is a member of the Board of Directors and Chairman of the Audit Committee of Wavecom S.A., ARC International Corporation and Bull; he is a member of the Board of Directors of Total Immersion and TIR Systems Ltd. Mr. Heitz joined our Board of Directors in May 2003, and he also serves on our Audit Committee as Chairman and financial expert. Mr. Heitz’s term of office on our Board of Directors will expire at the close of our 2006 Annual Shareholders’ meeting.

Name	Age	Principal Occupation and Business Experience

Gerald Held	58	Consultant. Since 1999, as a Principal of The Held Group, Dr. Held has been a strategic consultant primarily to Chief Executive Officers of technology firms ranging from startups to very large organizations. In 1998, Dr. Held was ‘‘CEO-in-residence” at the venture capital firm Kleiner Perkins Caulfield & Byers. Through 1997, Dr. Held was Senior Vice President of Oracle’s server product division. Prior to Oracle, Dr. Held spent 18 years at Tandem Computers Incorporated. Dr. Held is the Chairman of the Board of Directors of Software Development Technologies, Inc. He currently serves as a member of the Boards of Directors of Openwave Systems Inc., Mirapoint Inc. and MetaMatrix Inc. Dr. Held joined our Board of Directors in October 2002. Dr. Held is also the Chairman of our Compensation Committee, a member of our Corporate Governance Committee and a member of the Company’s Nominating Committee. Mr. Held’s term of office on our Board of Directors will expire at the close of our 2008 Annual Shareholders’ meeting.
David Peterschmidt	58	President and Chief Executive Officer of Openwave Systems, Inc. Since November 2004, Mr. Peterschmidt has served as President and Chief Executive Officer of Openwave Systems Inc., telecommunications software and services company. From October 2003 to November 2004, Mr. Peterschmidt served as the Chief Executive Officer and Co-Chairman of the Board of Directors of Security, Inc. Mr. Peterschmidt served as President, Chief Executive Officer and Director of Inktomi, Inc., an internet infrastructure company, from July 1996 to March 2003, and served as Chairman of the Inktomi board from December 1997 to March 2003. He currently serves as a member of the Boards of Directors of Openwave Systems, Inc., Netblue and UGS, a private software company. Mr. Peterschmidt joined our Board of Directors in May 2003. He is also Chairman of our Nominating Committee and a member of the Company’s Audit Committee. Mr. Peterschmidt’s term of office on our Board of Directors will expire at the close of our 2006 Annual Shareholder’s meeting.
Arnold Silverman	67	Consultant and Private Investor. Since 1991, Mr. Silverman has been a venture capital investor. Mr. Silverman was a Director of Oracle from 1984 to 1991. Mr. Silverman currently serves as a member of the Boards of Directors in Exemplary Software Inc. MAE Software Inc. and Remend Inc. Mr. Silverman is Mr. Liautaud’s father-in-law. Mr. Silverman joined our Board of Directors in February 1991, and he is also a Chairman of our Corporate Governance Committee. Mr. Silverman’s term of office on our Board of Directors will expire at the close of our 2007 Annual Shareholders Meeting.

Name	Age	Principal Occupation and Business Experience

Kurt Lauk	59	President of Globe CP GmbH. Dr. Lauk is President of Globe CP GmbH, an investment & advisory firm he co-founded in July 2000. Dr. Lauk was elected President of the Economic Council of the Christian Democratic Party of Berlin (Germany) in November 2000. From February to July 2000, he was a professor of the Stanford University Business School. From 1996 to 1999, Dr. Lauk served in various capacities at Daimler-Benz and the Mercedes-Benz Group, including Member of the Board of Management — Commercial Vehicle Division and was a member of the Chairman’s Integration Council of Daimler-Chrysler A.G. [From 1992 to 1996, Dr. Lauk was Executive Senior Vice President (Member of the Board of Management) of Finance Controlling of VEBA A.G. (today Eon AG). From 1989 to 1992, he served as Vice Chairman, Chief Financial Officer and Chief Marketing Officer of Audi AG. From 1984 to 1989, Dr. Lauk served as Chief Executive Officer of Zinser Textilmaschinen GMbH. From 1978 to 1984, Dr. Lauk served in various capacities at the Boston Consulting Group, including Director of the Munich office, and Vice President and Director of BCG, Inc. (Boxson USA).] Dr. Lauk is a member of the Board of Directors of Corus Group plc, Gehring GmbH & Co KG, Scheuffelen Papierfabrik and ForteMedia. Dr. Lauk joined our Board of Directors in June 2004. Dr. Lauk’s term of office on our Board of Directors will expire at the close of our 2007 Annual Shareholders’ meeting.
Carl Pascarella	63	Executive Advisor, Texas Pacific Group. Mr. Pascarella is currently affiliated with Texas Pacific Group as an Executive Advisor. He recently retired as President and Chief Executive Officer from Visa U.S.A. Inc., after twelve years of service. Before assuming that position, he was President and Chief Executive Officer of Visa Asia Pacific Limited Region and Director of the Asia-Pacific Regional Board. Before joining Visa, Mr. Pascarella was Vice President, International Division at Crocker National Bank and Vice President, Metropolitan Banking at Bankers Trust Company. His experience also includes commercial banking, corporate banking, credit review and policy, and DeNovo banking. Mr. Pascarella was also head of the California International Banking and Trade Finance organization for Crocker National Bank. Mr. Pascarella joined our Board of Directors in March 2005. His term of office on our Board of Directors will expire at the close of our 2007 Annual Shareholders’ meeting.

Name	Age	Principal Occupation and Business Experience

John G. Schwarz	55	Chief Executive Officer and director. Mr. Schwarz was elected as Chief Executive Officer of the Company in September 2005 and was appointed to our Board of directors in January 2006. Before joining Business Objects, Mr. Schwarz served as President and Chief Operating Officer of Symantec Corporation from December 2001 to September 2005. As President and Chief Operating Officer. Mr. Schwarz was responsible for Symantec’s product development, incident response, sales, marketing, support, professional services and partner relationships. Prior to joining Symantec, from January 2000 to November 2001, Mr. Schwarz served as President and Chief Executive Officer of Reciprocal Inc., which provided business-to-business secure e-commerce services for digital content distribution over the internet. Before joining Reciprocal, Mr. Schwarz spent 25 years at IBM Corporation where most recently he was General Manager of IBM’s Industry Solutions unit, a worldwide organization focused on building business applications and related services for IBM’s large industry customers. Mr. Schwarz serves as a member of the Board of Directors of the Information Technology Association of America’s Software Board.
		Executive Officers
James R. Tolonen	56	Chief Financial Officer. Mr. Tolonen joined Business Objects as Senior Group Vice President and Chief Financial Officer in January 2003. Before joining our Company, he served as Chief Operating Officer and Chief Financial Officer of IGN Entertainment, Inc. from October 1999 to December 2002. Mr. Tolonen was a Director of IGN Entertainment and a Director and member of the Compensation Committee of Closedloop Solutions, Inc. until 2003. From April of 1998 to September of 1998, Mr. Tolonen was the President and Chief Financial Officer of Cybermedia, Inc. Prior to that, Mr. Tolonen was Chief Financial Officer and a member of the Office of the President at Novell, Inc. from 1989 to 1998.
Susan J. Wolfe	55	Senior Vice President, General Counsel and Secretary. Ms. Wolfe joined Business Objects in December 2003 as Senior Vice President, General Counsel and Secretary. Before joining Business Objects, she was the Vice President, General Counsel and Secretary of Crystal Decisions Inc. and its predecessors from 1996 to December 2003. Ms. Wolfe was an attorney at Conner Peripherals, Inc. from 1994 to 1996. Prior to that she was an attorney at the firms of Nolan & Armstrong and Wilson Sonsini Goodrich & Rosati, Professional Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act.

Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3 and Forms 5 and amendments thereto furnished to us with respect to our last fiscal year, and any written representations referred to in Item 405(b)(1) of Regulation S-K of the Securities Act stating that no Forms 5 were required, we believe that, during 2005, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

THE AUDIT COMMITTEE

The Audit Committee currently consists of Messrs. Heitz, Lauk and Peterschmidt. The regulations of the Nasdaq National Market require the Audit Committee to be comprised of at least three independent members. Our Board of Directors has determined that Messrs. Heitz, Lauk, and Peterschmidt meet the independence requirements of the listing standards of the Nasdaq National Market and that Mr. Heitz and Mr. Lauk are “audit committee financial experts” as defined in the rules of the SEC. Our Board of Directors created the Audit Committee in October 1993 and the Audit Committee adopted a written charter in June 2000. Our Board of Directors most recently amended the Audit Committee charter in October 2005. A copy of the charter is available on our web site at www.businessobjects.com. The Audit Committee is responsible for, among other things:

•	retaining, evaluating and terminating our independent and statutory auditors subject to the powers that are expressly reserved under French corporate law to the board of directors and to the shareholders at annual general meetings;

•	reviewing the annual report of the independent and statutory auditors;

•	reviewing the audit plan and scope with the independent and statutory auditors and internal auditors;

•	reviewing with management, the independent, statutory and internal auditors our quarterly financial statements, semi-annual financial statements, annual financial statements and disclosures, including disclosure controls and procedures and Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the public release or filing of these statements;

•	consulting with independent, statutory and internal auditors and reviewing with them the results of their quarterly review, annual audit and other examinations;

•	reviewing and approving in advance the annual budget for audit services;

•	reviewing and approving any material accounting policy changes affecting our operating results;

•	reviewing effectiveness and operation of our system of internal controls and internal control over financial reporting;

•	reviewing and approving, subject to board of directors’ and shareholders’ ratification if applicable, all related party transactions; and

•	establishing procedures for the receipt and treatment of complaints regarding accounting, controls or auditing matters and/or corporate attorneys’ reports of evidence of a material violation of securities laws;

•	reviewing and evaluating its performance and report such evaluation to the board of directors at least once a year;

•	reviewing and evaluating whether it complies with its membership requirements and take corrective action, as necessary, at least once a year.

On June 15, 2004, we sent a letter to the Nasdaq National Market notifying the exchange of the Company’s reliance on an exemption to the requirements of Nasdaq National Market Rule 4350 on the basis of our status as a foreign issuer subject to a law, regulation or rule of a public authority that is contrary to the provisions of such Nasdaq National Market rule. Nasdaq National Market Rule 4350(d)(3) requires audit committee compliance with Exchange Act Rule 10A-3(b)(2), which in turn requires that the audit committee be “directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the listed issuer, and each such registered public accounting firm must report directly to the audit committee.” However, Article L225-228 of the French Commercial Code requires that auditors be proposed for appointment by the general meeting of the shareholders in a draft resolution from the board of directors. French law requires that the auditors are to be solely removed and appointed by the shareholders and not the audit committee. Based on the foregoing, compliance with Exchange Act Rule 10A-3(b)(2) would be contrary to the law of the authority exercising jurisdiction over our company and contrary to generally accepted business practice in France, and we are thus exempted from compliance with such Exchange Act Rule. As a result of this exemption, the Audit Committee does not have the powers of direct oversight over auditing firms generally contemplated by the Nasdaq National Market listing standards. We do not, however, believe that reliance on this exemption has a material adverse affect on the performance of the Audit Committee or the independence of our auditors.

In order to achieve its mission more effectively, the Audit Committee holds a minimum of 4 meetings per year, meets with the independent auditors without management and may consult with external counsel when necessary.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers which applies to our principal executive officer, unless we have both a Chief Executive Officer and a President, in which case it is applicable to both, our principal financial officer, our principal accounting officer, controller and divisional vice presidents of finance. We have also adopted a Code of Business Conduct and Ethics applicable to all our employees with the exception of our French employees. Finally, in order to comply with French law requirements, we have also adopted a Code of Business Conduct and Ethics for French Employees which applies to all our directors, officers and employees who are located in France. Our codes of ethics are publicly available on our website at www.businessobjects.com or are also available, without charge to you, upon written request made to us at 157/159 rue Anatole France, 92300 Levallois-Perret, France Attention: Legal Department. Any waiver or amendment to any of our codes of ethics pertaining to a member of our board or one of our executive officers will be disclosed on our website at www.businessobjects.com or in a Current Report on Form 8-K filed with the SEC. The information contained on or connected to our Internet website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Procedure for Submitting Shareholder Proposals

Under French corporate law, owners of our ordinary shares holding, either alone or together with other owners of our ordinary shares, a defined percentage of our share capital may propose new resolutions or modifications to the resolutions presented by the Board of Directors to the shareholders for their approval no later than 10 days following publication of the notice of the shareholders’ meeting in the BALO. Such notice must be published at least 30 days prior to the date of our shareholders’ meeting and the number of our Ordinary Shares required to be held to propose new resolutions varies depending on our share capital. Based on our share capital as of February 28, 2006, such minimum number of shares was 2,193,544. We expect to publish a notice of our next shareholders’ meeting in the BALO on or about March 31, 2006.

New resolutions or modifications to the resolutions by our shareholders must be sent (i) to our registered office at 157-159 rue Anatole France, 92300, Levallois-Perret, France, Attention: Chairman of the Board, by registered mail with acknowledgement of receipt requested or (ii) by electronic mail with tracking option of delivery receipt to presidence@businessobjects.com.

An ADS holder does not have a right to present proposals to our next shareholders’ meeting. If you wish to submit proposals at the our next shareholders’ meeting, you would need to convert the ADSs into ordinary shares by contacting our depositary.

Procedure for Submitting Shareholder Proposals Relating to Nominee as Director

Our shareholders who meet the requirements and conditions set by French law to propose resolutions as described above may also propose nominees for Directors. Our Nominating Committee will review the proposal and will consider persons recommended by our shareholders in the same manner as a nominee recommended by other Board members or by our management. Our Nominating Committee will then make recommendation about this proposal to our Board of Directors which would finally decide to recommend to vote for or against this proposal. Our Board of Directors will then direct the legal department to implement all the formalities required by French and U.S. laws to submit this proposal to the vote of the next shareholders’ meeting, no matter our Board of Directors recommendation of vote is.

Item 11.	Executive Compensation

Summary Compensation Table.  The following table shows certain information concerning the compensation of (i) our Chief Executive Officer, (ii) our executive officers other than the Chief Executive Officer as of December 31, 2005 and including our former Chief Executive Officer who resigned and was appointed to a new position during 2005 (collectively, the “Named Executive Officers”) for 2005, 2004 and 2003.

					Long-term
					Compensation Awards
		Annual Compensation			Restricted	Shares
	Fiscal			Other Annual	Stock	Underlying	All Other	Total
Name and Principal Position	Year	Salary(1)	Bonus(1)	Compensation (1)	Awards(2)	Options	Compensation (1)	Compensation(3)

John Schwarz(4)	2005	$230,288	$228,082	$—	$14,735,785	675,000	$—	$458,370
Chief Executive Officer	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
Bernard Liautaud(5)	2005	627,701	679,023	52,863	1,893,500	130,000	64,011	1,423,598
Chairman of the Board	2004	539,893	318,243	57,270	—	450,000	51,085	966,491
and Chief Strategy Officer	2003	465,378	501,598	57,500	—	400,000	568	1,025,044
James Tolonen	2005	339,000	132,422	—	—	—	—	471,422
Senior Group VP	2004	315,000	99,001	—	—	—	—	414,001
Chief Financial Officer	2003	315,000	132,113	—	—	275,000	—	447,113
Susan Wolfe(6)	2005	300,000	122,367	—	—	—	2,000	424,367
Senior VP — General	2004	263,865	83,182	—	—	145,000	2,000	349,047
Counsel and Secretary	2003	—	—	—	—	—	—	—

(1)	All amounts are stated in U.S. dollars. For payment in total or in part in currencies other than the U.S. dollar, translation of compensation into U.S. dollars is made using the average exchange rate for the relevant year. Bernard Liautaud is the only executive officer paid in total or in part in currencies other than the U.S. dollar (euros and British pounds). Due to the variation of the exchange rate of the U.S. dollar against the British pound and the euro, the U.S. dollar values in this Summary Compensation Table do not reflect actual compensation raises.

(2)	These values represent the dollars value of the restricted stocks awards, net any consideration paid by the executive officer, which for the purposes of this calculation was none, calculated by multiplying the closing price of our ADSs on the NASDAQ National Market on the date of the grant on November 22, 2005, which was $37.87.

(3)	Excludes Restricted Stock Awards.

(4)	Mr. Schwarz was appointed as Chief Executive Officer on September 11, 2005 and 50,000 restricted stock awards vested on December 30, 2005.

(5)	Mr. Liautaud was Chief Executive Officer until September 11, 2005 and he has been Chairman of the Board of Directors since August 1990 and Chief Strategy Officer since September 11, 2005. Other annual compensation for Mr. Liautaud included (i) tax return preparation fees of $15,000 in 2005, $15,000 in 2004 and $15,000 in 2003, (ii) moving expenses of $13,803 in 2003, (iii) car allowance expenses of $6,945 in 2005, $6,828 in 2004 and $2,315 in 2003, (iv) life insurance premiums of $5,942 in 2005, $5,809 in 2004 and $3,470 in 2003, (v) family airfare costs of $24,976 in 2005, $29,633 in 2004 and $22,912 in 2003. All other compensation for Mr. Liautaud are payments of $64,011 to the French pension retirement plan which are contributions by us on his behalf.

(6)	Ms. Wolfe joined the Company as Senior Vice President General Counsel and Secretary on December 11, 2003. Other annual compensation for Ms. Wolfe includes a payment of $2,000 each year in lieu of her enrollment in our health insurance plan.

Option Grants in 2005.  The standard options granted in 2005 vest at a rate of 25% of the shares subject to the option after 12 months, and then 1/48th of the shares subject to the option vest each month thereafter. In addition, we granted performance options to Mr. Schwarz that vest ratably over three years and are also subject to certain performance criteria. The percentage of total options granted was based on the aggregate grants of options to subscribe shares to our employees and our Named Executive Officers in 2005. The following table contains information concerning the grant of stock options to our Named Executive Officers during 2005.

						Price Appreciation for
	Individual Grants					Option Term(2)
			% of Total			Potential Realized
	Number of		Options	Exercise		Value at Assumed
	Securities		Granted to	Price		Annual Rates of Stock
	Underlying		employees in	$/Share	Expiration	5%	10%
Name	Granted Options		Fiscal Year	(1)	Date	($)	($)

John Schwarz	225,000	(3)	7.48	$36.92	11/11/2015	$5,223,798	$13,238,131
	450,000		14.96	36.92	11/11/2015	$10,447,597	$26,476,262
Bernard Liautaud	130,000		4.32	36.92	11/11/2015	3,018,195	7,648,698
James Tolonen	—		—	—	—	—	—
Susan Wolfe	—		—	—	—	—	—

(1)	All stock options have been granted at no less than the fair market value on the date of grant, in accordance with the terms of our 2001 Stock Incentive Plan.

(2)	In accordance with SEC rules, the table sets forth the hypothetical gains or options spread that would exist for the options at the end of their respective 10 year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted until the expiration of the option term. The disclosure of 5% and 10% assumed rates is required by the rules of the SEC and does not represent our estimate or projection of future stock price or stock price growth. If the stock price does not increase over the exercise price, compensation to the Named Executive Officer would be zero.

(3)	Performance options

Aggregated Option Exercises in 2005 and December 31, 2005 Option Values.  The following table sets forth the exercises of stock options by each Named Executive Officer in 2005 and the value of unexercised options held by each of the Named Executive Officers as of December 31, 2005.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at		Options at
	Acquired	Value	December 31, 2005		December 31, 2005 ($)(1)
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John Schwarz	—	—	—	675,000	—	$2,361,628
Bernard Liautaud	—	—	1,298,957	556,043	$14,245,035	$4,881,191
James Tolonen	75,000	$1,489,327	125,520	74,480	$2,759,973	$1,637,690
Susan Wolfe	66,613	$1,559,595	59,304	98,259	$712,555	$1,444,618

(1)	These values represent the spread between the respective exercise prices of outstanding options and the closing price of our ADSs on the Nasdaq National Market on December 31, 2005, which was $40.41. Option prices are set in euros, in accordance with French law, and are converted, for purposes of this table, at the weighted average exchange rate of the euro versus U.S. dollar of 1.2450916.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL SHARE OWNERSHIP BY
PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our ADSs or our Ordinary Shares (together referred to as the “shares”) as of February 28, 2006 for the following: (i) each person or entity (including group) who is known by us to be the beneficial owner of more than 5% of our outstanding shares; (ii) each of our directors and nominees for director; (iii) our Chief Executive Officer and each of the Named Executive Officers named in the Summary Compensation Table of Item 11, Part III; and (iv) all our directors and our executive officers as a group. Information related to holders of more than 5% of our outstanding shares was obtained from filings made with the Securities and Exchange Commission pursuant to Sections 13(d) or 13(g) of the Exchange Act, and/or filings made in France with the AMF Information related to directors and executive officers is as of February 28, 2006 and options exercisable within 60 days after February 28, 2006. Except as otherwise noted, the address of the beneficial owners is c/o Business Objects S.A., 157-159 Rue Anatole France, 92300 Levallois-Perret, France.

	Shares	Percentage
5% Shareholders, Directors and Executive Officers	Beneficially Owned	Beneficially Owned

5% Shareholders
Deutsche Bank AG(1)	6,687,987	7.22%
Taunusanlage 12, D-60325 Frankfurt am Main Federal Republic of Germany
Directors and Nominees for Director

Arnold Silverman(2)	229,879	*
Bernard Charlès(3)	85,003	*
Gerald Held(4)	47,000	*
Jean-François Heitz(5)	32,000	*
David Peterschmidt(6)	32,000	*
Kurt Lauk(7)	15,001	*
Carl Pascarella	1,001	*
Executive Officers
Bernard Liautaud(8)	1,977,958	2.13%
John Schwarz(9)	79,600	*
James Tolonen(10)	148,436	*
Susan Wolfe(11)	72,782	*
All directors and executive officers as a group (11 persons)(12)	2,720,660	2.94%

*	Less than 1%.

(1)	Based on the information on Schedule 13G form, as amended, filed by Deutsche Bank AG on February 14, 2006.

(2)	Includes 30,000 shares issuable upon the exercise of share warrants exercisable as of February 28, 2006 or within 60 days of such date.

(3)	Includes 30,000 shares issuable upon the exercise of share warrants exercisable as of February 28, 2006 or within 60 days of such date.

(4)	Includes 45,000 shares issuable upon the exercise of share warrants exercisable as of February 28, 2006 or within 60 days of such date.

(5)	Includes 30,000 shares issuable upon the exercise of share warrants exercisable as of February 28, 2006 or within 60 days of such date.

(6)	Includes 30,000 shares issuable upon the exercise of share warrants exercisable as of February 28, 2006 or within 60 days of such date.

(7)	Includes 15,000 shares issuable upon the exercise of share warrants exercisable as of February 28, 2006 or within 60 days of such date.

(8)	Mr. Liautaud is also Chairman of the Board. Includes 1,337,499 shares issuable upon the exercise of stock options exercisable as of February 28, 2006 or within 60 days of such date and 42,500 shares issuable upon vesting of restricted stock units as of February 28, 2006 or within 60 days of such date.

(9)	Mr. Schwarz is also a member of the Board of Directors. Includes 50,000 shares issuable upon vesting of restricted stock units as of February 28, 2006 or within 60 days of such date.

(10)	Includes 148,436 shares issuable upon the exercise of stock options exercisable as of February 28, 2006 or within 60 days of such date.

(11)	Includes 72,434 shares issuable upon the exercise of stock options exercisable as of February 28, 2006 or within 60 days of such date.

(12)	See notes 2 through 11.

Applicable percentage ownership in the above table is based on 92,672,113 shares outstanding as of February 28, 2006, which excludes 145,098 shares we held in treasury, 2,383,376 ADSs held by Business Objects Option LLC and 403,715 ADSs held by Business Objects Employee Benefit Sub-Plan Trust. The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty days of February 28, 2006, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes above, we believe each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to ordinary shares or ADSs that may be issued upon the exercise of stock options, RSUs, warrants and rights granted to employees, consultants and members of our Board of Directors under all of our existing equity compensation plans, including the Business Objects 1995 International Employee Stock Purchase Plan (“1995 IESPP”), the Business Objects 2004 International Employee Stock Purchase Plan (“2004 IESPP”), the French Employee Savings Plan (the “French ESPP”), the 1994 Stock Option Plan (the “1994 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the 1999 BOSA Stock Option Plan (the “BOSA 1999 Plan”) and the 2001 Stock Incentive Plan and related sub-plan (the “2001 Plan”), as well as warrants issued to some non employee directors.

Number of Securities
	Number of Securities to be	Weighted-Average	Weighted-Average	Remaining Available for
	Issued upon Exercise of	Exercise Price of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights(1)	Warrants and Rights	Warrants and Rights	Plans

Equity compensation plans approved by security holders	11,536,454	€25.84	$30.59	1,524,839	(2)(3)
Equity compensation plans not approved by security holders	—	—	—	—

Total	11,536,454	€25.84	$30.59	1,524,839

(1)	During December 2003, we assumed the as-converted outstanding stock options of former Crystal Decisions’ optionees. The former Crystal Decisions 1999 Plan now exists as part of Business Objects, as the BOSA 1999

Plan. We did not assume any authorized but ungranted stock options under the Crystal Decisions 1999 Stock Option Plan and may not regrant any stock options from forfeited stock options.

As a result of our acquisition of Crystal Decisions, an aggregate of 6,310,234 ordinary shares were issued to Business Objects Option LLC. These shares are issued and are not included in this calculation.

(2)	Includes 956,000 shares available under the 2004 IESPP and 121,696 shares available for issuance under the French ESPP.

(3)	Includes 447,143 shares available for issuance under the 2001 Plan. No further stock options can be granted under the 1993 Plan, which expired in 1998, the 1994 Plan, which expired in 1999, or under the 1999 Plan, which expired in May 2004. The 2001 Plan is subject annually to increases on June 30 of each year by the lesser of: (i) 6.5 million shares, with €0.10 nominal value per share, (ii) the number of shares corresponding to 5% of the total number of Business Objects shares outstanding as of June 30, or (iii) any lesser amount as determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions

Regulated Agreements

Our Chairman and our Chief Executive Officer entered into employment agreements with some of our subsidiaries. These employment agreements stipulate some special post-termination indemnification. These agreements have been authorized in advance by the Board and will be submitted for approval at our next shareholders meeting in compliance with the requirement of the French corporate law for such agreements signed by our director and officer with us and our subsidiaries which stipulates special post-termination indemnification.

Pursuant to the Stockholders Agreement by and among us, New SAC, CB Cayman, and the others stockholders dated as of October 15, 2003, we filed a registration statement on Form S-3 with the SEC for the resale of approximately up to 15.9 million of our shares held by New SAC; and we entered into customary underwriting agreements with New SAC and the designated underwriter upon the resale(s) of the Company’s shares held by New SAC (the “Underwriting Agreement”) in November 2005. The template of Underwriting Agreement has been authorized in advance by our Board of Directors and will be submitted for approval at our next shareholders’ meeting in compliance with the requirement of the French corporate law for such agreements signed with a shareholder holding more than 10% of our share capital.

We have contracted for and maintain liability insurance against liabilities that may be incurred by our directors and officers in their respective capacities since September 1994. This liability insurance agreement was duly ratified by our shareholders at our shareholders’ meeting held on August 17, 1994. The renewal of this insurance on November 2005 will be submitted for to the ratification at our of the next shareholders’ meeting in compliance with the requirement of French corporate law for such agreements signed by us and for which our directors have an interest.

All agreements listed above are called regulated agreements (conventions règlementées). There were no other agreements entered into during 2005, directly or indirectly, between us and our Chairman, our Chief Executive Officer, one of our directors, one of our shareholders owning at least 10% of the voting rights, or if such shareholder is a company, the company controlling such shareholder under the meaning of article L.233-3 of the French Commercial Code, and no other transaction as referred to by articles L.225-38 paragraph 2 and 3 and article L225-42-1 of the French Commercial Code.

Agreements in the Ordinary Course of the Business

We have entered into the following agreements in the ordinary course of business and with terms and conditions that are not out of the ordinary, with companies in which some of the our directors and officers have an interest:

•	Business Objects S.A. — Dassault Systèmes S.A. (Mr. Charlès): purchase of license and related services under its master software license agreement no. 97.1059 dated December 23, 1997 and its amendment dated March 25, 2005;

•	Business Objects S.A. — Software Development Technologies (Mr. Held): Consulting agreement;

•	Business Objects Corp/Business Objects Americas — Creo (Mr. Heitz): Software License Agreement;

•	Business Objects Software Ltd — Electronics for Imaging (Mr. Peterschmidt): Authorized Application Provider Agreement;

•	Business Object S.A. — My SQL (Mr. Liautaud): Technology Partnership Agreement;

•	Business Objects Software Ltd — Open Wave (Mr. Peterschmidt and Mr. Held): OEM agreement;

•	Business Objects Americas — Symantec (Mr. Roux): Software License Agreement;

•	Business Objects Greater China — Smarteam Corporation (Mr. Charles): Settlement Agreement relating to software localization services;

•	Business Objects Americas — Arc (Mr. Heitz): Global Technology Partner Agreement

We have entered into distribution agreements, cash pooling agreements, and/or other agreements, guaranties which are entered into in the ordinary course of business and with terms and conditions which are not out of the ordinary, with some of our subsidiaries in which our Chairman and/or our Chief Executive Officer are director and/or officer.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP has served as our principal accountant for the financial statements prepared under U.S. GAAP since 1992. The “Report of our Principal Accountant” for the year ended December 31, 2005 for the year ended December 31, 2004, did not contain any adverse opinions nor any disclaimer of an opinion.

Services performed by our Principal Accountant and its affiliates for 2005 consisted of the examination of our financial statements, services related to filings with the SEC and the AMF, consulting and regulatory filing reviews in connection with acquisitions, services related to the implementation of Item 308 of Regulation S-K of the Securities Act, domestic and foreign tax compliance work, tax filings and tax consulting services. These services were reviewed and approved by our Audit Committee.

Fees Paid to Auditors for Service Rendered

  Audit Fees

Fees for audit services totaled approximately $5.4 million in 2005 and approximately $4.1 million in 2004, including fees associated with the annual audit of our annual financial statements prepared under U.S. GAAP, French GAAP and IFRS, the review’s of our quarterly reports on Form 10-Q and services normally provided by our Principal Accountant and its affiliates in connection with our statutory and regulatory filings or engagements, including registration statements as well as the related expenses. In addition, fees related to the audit of management’s assessment on the effectiveness of our internal controls and procedures over financial reporting were approximately $1.9 million in 2005 and $2.0 million in 2004.

  Audit-Related Fees

Fees for audit-related services totaled approximately $0.1 million in 2005 and $0.2 million in 2004. Audit-related services principally include consulting in connection with acquisitions and other accounting matters.

  Tax Fees

Fees for tax services, including tax compliance, tax advise and tax planning (including expatriate tax services), totaled less than $0.1 million in 2005 and approximately $0.4 million in 2004.

  All Other Fees

Fees for all other services not included above were less than $0.1 million in 2005 and in 2004. Fees related to online subscription services and other miscellaneous items.

Pre-Approval Policies and Procedures

In accordance with our Audit Committee Charter, our Audit Committee is required to review and approve in advance the annual budget for Principal Accountant audit services and review and pre-approve all non-audit services rendered by our Principal Accountant and its affiliates. All services rendered in 2005 and 2004 were approved by our Audit Committee. Our Committee may delegate pre-approval authority to a member of the Committee, with the decisions of this delegate to be presented to the full Audit Committee at its next scheduled meeting.

Our Audit Committee has considered whether our Principal Accountant and its affiliates provision of non-audit services is compatible with maintaining our Principal Accountants’ independence. Our Audit Committee concluded that the non-audit services provided in 2005 were compatible with maintaining our Principal Accountant independence under the U.S. regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II:  Valuation and Qualifying Accounts — Business Objects S.A (in thousands).

	Year Ended December 31,
	2005	2004	2003

Allowance for doubtful accounts and distribution reserves:
Balance at beginning of year	$12,535	$9,847	$2,891
Acquired through acquisition	207	0	6,628
Charged to costs and expenses	3,691	5,352	1,102
Deductions and write-offs	(3,728)	(3,051)	(638)
Translation adjustments	(494)	387	(136)

Balance at end of year	$12,211	$12,535	$9,847

	Year Ended December 31,
	2005	2004	2003

Deferred Tax Asset, Valuation Allowance
Balance at beginning of year	$48,827	$49,265	$54,615
Additions charged to valuation allowance	6,483	17,576	7,573
Reductions from valuation allowance	(41,968)	(18,014)	(12,923)

Balance at end of year	$13,342	$48,827	$49,265

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

The following exhibits are filed as part of this Form 10-K.

Exhibit No.	Description

21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b) Exhibits Incorporated by Reference

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of Business Objects S.A., as amended November 18, 2005 (English translation) is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on November 23, 2005 (File No. 000-24720).
4.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects S.A. and The Bank of New York, as Depositary and holder from time to time of ADSs issued thereunder and Exhibit A to the Deposit Agreement, is incorporated herein by reference to Exhibit 1 of our Registration Statement on Form F-6 filed with the SEC on October 15, 2003 (File No. 333-109712).
4.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects S.A., New SAC, CB Cayman and certain shareholders of New SAC, is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 17, 2003 (File No. 000-24720).
4.3*	Employee Benefit Sub-Plan Trust Agreement is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-3 filed with the SEC on June 23, 2005 (File No. 333-126082).
10.3*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.4*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.5*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.6*	Summary, in English, of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation) is incorporated herein by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2000.

Exhibit No.	Description

10.21.1*	Amendment to Commercial Lease by and between SCI De L’llot 4.3 and SCI Du Pont de Levallois (lessors) and the Company (lessee) date March 29, 2005 (English Translation) is incorporated herein by reference to Exhibit 10.21.1 filed with our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2005.
10.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2000.
10.23*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d) (1) of our Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10.24*+	French Employee Savings Plan, as amended, June 14, 2005, is incorporated herein by reference to Exhibit 10.24 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005.
10.24.1*+	1995 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.24.2 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004.
10.25*+	2001 Stock Incentive Plan, as amended October 20, 2005 (English Translation) is incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2005.
10.25.1+	2001 Stock Incentive Plan — Subsidiary Stock Incentive Sub-Plan, as amended October 19, 2005 is incorporated herein by reference to Exhibit 10.25.3 filed with our Registration Statement on Form S-3/A filed with the SEC on October 24, 2005 (File No. 333-126082).
10.26.*+	Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 14, 2001.
10.27*+	Stock subscription warrant for Bernard Charlès dated October 30, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.28*+	Stock subscription warrant for Albert Eisenstat dated October 30, 2001, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.29*+	Stock subscription warrant for Arnold Silverman dated October 30, 2001, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.30*+	Agreement with each of the Company’s directors and senior management pursuant to which the Company agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No.333-83052).
10.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 993(ii) filed with our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2001.
10.32*+	Stock subscription warrant for Gerald Held dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.33*+	Stock subscription warrant for Jean-François Heitz dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.34*+	Stock subscription warrant for David Peterschmidt dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.35.3*	Agreement between Société Générale and Business Objects S.A. effective March 1, 2006 is incorporated herein by reference to Exhibit 10.35 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006.

Exhibit No.	Description

10.36*+	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).
10.36.1*+	Crystal Decisions 1999 Stock Option Plan — Canadian Stock Option Agreement is incorporated herein by reference to Exhibit 10.1.1 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.36.2*+	Crystal Decisions 1999 Stock Option Plan — as amended August 13, 2001 (French Employees Only) is incorporated herein by reference to Exhibit 10.1.4 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with the Seagate Technology International LLC Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.40*	Lease Agreement, dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. incorporated herein by reference to Exhibit 10.10 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.0.1*	Amendment to Lease agreement, dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. is incorporated herein by reference to Exhibit 10.10.1 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 27, 2001.
10.40.2*	Amended and Restated Lease Agreement, dated February 28, 2002, between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. is incorporated herein by reference to Exhibit 10.10.2 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10.44*	Employment Agreement, dated as of September 25, 2002, by and between Crystal Decisions Inc. and Jonathan Judge is incorporated herein by reference to Exhibit 10.17 filed with the Crystal Decisions Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002 (File No. 000-31859).
10.51*	Pledge and Security Agreement dated April 28, 2004 between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51 of the Company’s Form 10-Q filed with the SEC on August 9, 2004.
10.51.1*	First Amendment to Pledge and Security Agreement dated July 28, 2004 between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51.1 of the Company’s Form 10-Q filed with the SEC on August 9, 2004.
10.52*+	2004 International Employee Stock Purchase Plan, as amended on June 14, 2005, is incorporated herein by reference to Exhibit 10.52 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005.
10.53*+	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on May 13, 2004 (File No. 333-115768).
10.54*+	Stock Subscription Warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).

Exhibit No.	Description

10.55*+	Stock Subscription Warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.56*+	Stock Subscription Warrant for Bernard Charlès is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.57*+	Stock Subscription Warrant for Kurt Lauk is incorporated herein by reference to Exhibit 4.5 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.58*+	Stock Subscription Warrant for Gerald Held is incorporated herein by reference to Exhibit 4.6 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.59*+	Stock Subscription Warrant for Jean-François Heitz is incorporated herein by reference to Exhibit 4.7 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.60*+	Stock Subscription Warrant for David Peterschmidt is incorporated herein by reference to Exhibit 4.8 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.62*+	2005 Executive Compensation Plan Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.62 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
10.63*+	Stock Subscription Warrant Agreement for Carl S. Pascarella is incorporated herein by reference to Exhibit 10.52 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
10.64*+	Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.52 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005.
10.65*+	SRC Software, Inc. 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on October 24, 2005 (File No. 333-129200).
10.66*+	Form of Restricted Stock Purchase Agreement is incorporated herein by reference to Exhibit 10.66 filed with our Registration Statement on Form S-3/A filed with the SEC on October 24, 2005 (File No. 333-126082).
10.67*+	Infommersion, Inc. 2002 Stock Incentive Plan, as amended on December 3, 2004 is incorporated herein by reference to Exhibit 10.67 filed with our Registration Statement on Form S-8 filed with the SEC on November 3, 2005 (File No. 333-129433).
10.68*+	Employment Agreement of John G. Schwarz dated September 9, 2005 is incorporated herein by reference to Exhibit 10.65 filed with our Quarterly Report on Form 10-Q filed with the SEC on November $9, 2005.
10.69*+	Business Objects Americas Deferred Compensation Plan, as amended is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on May 8, 2005 (File No. 333-124726).

*	Previously filed.

+	Management contracts or compensatory plans.

$	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS OBJECTS S.A.

By:	/s/ John G. Schwarz
Chief Executive Officer

Date: March 16, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John G. Schwarz and James R. Tolonen and each of them, acting individually, as his attorney-in-fact, with full power of substitution, for him and in any and all capacities, to sign any and all amendments to this report on Form 10-K (including any post-effective amendments thereto) and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Schwarz John G. Schwarz	Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ James R. Tolonen James R. Tolonen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Bernard Liautaud Bernard Liautaud	Chairman of the Board	March 16, 2006

/s/ Bernard Charlès Bernard Charlès	Director	March 16, 2006

/s/ Jean-François Heitz Jean-François Heitz	Director	March 16, 2006

/s/ Gerald Held Gerald Held	Director	March 16, 2006

/s/ Kurt Lauk Kurt Lauk	Director	March 16, 2006

/s/ Carl F. Pascarella Carl F. Pascarella	Director	March 16, 2006

/s/ David Peterschmidt David Peterschmidt	Director	March 16, 2006

/s/ Arnold N. Silverman Arnold N. Silverman	Director	March 16, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of Business Objects S.A., as amended November 18, 2005 (English translation) is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on November 23, 2005 (File No. 000-24720).
4.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects S.A. and The Bank of New York, as Depositary and holder from time to time of ADSs issued thereunder and Exhibit A to the Deposit Agreement, is incorporated herein by reference to Exhibit 1 of our Registration Statement on Form F-6 filed with the SEC on October 15, 2003 (File No. 333-109712).
4.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects S.A., New SAC, CB Cayman and certain shareholders of New SAC, is incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 17, 2003 (File No. 000-24720).
4.3*	Employee Benefit Sub-Plan Trust Agreement is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-3 filed with the SEC on June 23, 2005 (File No. 333-126082).
10.3*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.4*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.5*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.6*	Summary, in English, of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois (lessors) and the Company (lessee) dated December 22, 1999 (English translation) is incorporated herein by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2000.
10.21.1*	Amendment to Commercial Lease by and between SCI De L’llot 4.3 and SCI Du Pont de Levallois (lessors) and the Company (lessee) date March 29, 2005 (English Translation) is incorporated herein by reference to Exhibit 10.21.1 filed with our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2005.
10.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas dated August 3, 2000 is incorporated herein by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2000.
10.23*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d) (1) of our Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10.24*+	French Employee Savings Plan, as amended, June 14, 2005, is incorporated herein by reference to Exhibit 10.24 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005.
10.24.1*+	1995 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.24.2 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004.
10.25*+	2001 Stock Incentive Plan, as amended October 20, 2005 (English Translation) is incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2005.
10.25.1+	2001 Stock Incentive Plan — Subsidiary Stock Incentive Sub-Plan, as amended October 19, 2005 is incorporated herein by reference to Exhibit 10.25.3 filed with our Registration Statement on Form S-3/A filed with the SEC on October 24, 2005 (File No. 333-126082).
10.26.*+	Stock subscription warrant for John Olsen dated February 7, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 14, 2001.

Exhibit No.	Description

10.27*+	Stock subscription warrant for Bernard Charlès dated October 30, 2001, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.28*+	Stock subscription warrant for Albert Eisenstat dated October 30, 2001, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.29*+	Stock subscription warrant for Arnold Silverman dated October 30, 2001, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on November 8, 2002 (File No. 333-101104).
10.30*+	Agreement with each of the Company’s directors and senior management pursuant to which the Company agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).
10.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects SA dated April 3, 2001 is incorporated herein by reference to Exhibit 993(ii) filed with our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2001.
10.32*+	Stock subscription warrant for Gerald Held dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.33*+	Stock subscription warrant for Jean-François Heitz dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.34*+	Stock subscription warrant for David Peterschmidt dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10.35.3*	Agreement between Société Générale and Business Objects S.A. effective March 1, 2006 is incorporated herein by reference to Exhibit 10.35.3 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006.
10.36*+	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).
10.36.1*+	Crystal Decisions 1999 Stock Option Plan — Canadian Stock Option Agreement is incorporated herein by reference to Exhibit 10.1.1 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.36.2*+	Crystal Decisions 1999 Stock Option Plan — as amended August 13, 2001 (French Employees Only) is incorporated herein by reference to Exhibit 10.1.4 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with the Seagate Technology International LLC Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).

Exhibit No.	Description

10.40*	Lease Agreement, dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. incorporated herein by reference to Exhibit 10.10 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10.0.1*	Amendment to Lease agreement, dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. is incorporated herein by reference to Exhibit 10.10.1 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 27, 2001.
10.40.2*	Amended and Restated Lease Agreement, dated February 28, 2002, between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. is incorporated herein by reference to Exhibit 10.10.2 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10.44*	Employment Agreement, dated as of September 25, 2002, by and between Crystal Decisions Inc. and Jonathan Judge is incorporated herein by reference to Exhibit 10.17 filed with the Crystal Decisions Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002 (File No. 000-31859)
10.51.1*	First Amendment to Pledge and Security Agreement dated July 28, 2004 between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51.1 of the Company’s Form 10-Q filed with the SEC on August 9, 2004.
10.52*+	2004 International Employee Stock Purchase Plan, as amended on June 14, 2005, is incorporated herein by reference to Exhibit 10.52 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005.
10.53*+	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on May 13, 2004 (File No. 333-115768).
10.54*+	Stock Subscription Warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.55*+	Stock Subscription Warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.56*+	Stock Subscription Warrant for Bernard Charlès is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.57*+	Stock Subscription Warrant for Kurt Lauk is incorporated herein by reference to Exhibit 4.5 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.58*+	Stock Subscription Warrant for Gerald Held is incorporated herein by reference to Exhibit 4.6 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.59*+	Stock Subscription Warrant for Jean-François Heitz is incorporated herein by reference to Exhibit 4.7 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.60*+	Stock Subscription Warrant for David Peterschmidt is incorporated herein by reference to Exhibit 4.8 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10.62*+	2005 Executive Compensation Plan Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.62 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
10.63*+	Stock Subscription Warrant Agreement for Carl S. Pascarella is incorporated herein by reference to Exhibit 10.52 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
10.64*+	Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.52 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005.

Exhibit No.	Description

10.65*+	SRC Software, Inc. 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on October 24, 2005 (File No. 333-129200).
10.66*+	Form of Restricted Stock Purchase Agreement is incorporated herein by reference to Exhibit 10.66 filed with our Registration Statement on Form S-3/A filed with the SEC on October 24, 2005 (File No. 333-126082).
10.67*+	Infommersion, Inc. 2002 Stock Incentive Plan, as amended on December 3, 2004 is incorporated herein by reference to Exhibit 10.67 filed with our Registration Statement on Form S-8 filed with the SEC on November 3, 2005 (File No. 333-129433).
10.68*+	Employment Agreement of John G. Schwarz dated September 9, 2005 is incorporated herein by reference to Exhibit 10.65 filed with our Quarterly Report on Form 10-Q filed with the SEC on November $9, 2005.
10.69*+	Business Objects Americas Deferred Compensation Plan, as amended is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on May 8, 2005 (File No. 333-124726).
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Previously filed.

+	Management contracts or compensatory plans.

$	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.