Form 10-Q
period 2006-03-31
BUSINESS OBJECTS S.A.
filed 2006-05-10
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☑                     Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, the number of issued ordinary shares was 95,852,005, €0.10 nominal value, (including 23,238,100 American depositary shares, 171,987 treasury shares of which 47,289 shares are owned by the Business Objects Employee Benefit Sub Plan Trust, 2,280,925 shares held by Business Objects Option LLC and 341,215 shares held by the Business Objects Employee Benefit Sub Plan Trust). As of April 30, 2006, the registrant had issued and outstanding 93,057,878 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	March 31,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$425,749	$332,777
Restricted cash	22,174	22,157
Short-term investments	4,954	4,651
Accounts receivable, net	247,462	265,672
Deferred tax assets	13,559	13,605
Prepaid and other current assets	67,266	60,880

Total current assets	781,164	699,742
Goodwill	1,166,400	1,166,043
Other intangible assets, net	102,836	110,512
Property and equipment, net	76,486	74,116
Deposits and other assets	32,449	34,945
Long-term restricted cash	21,033	20,858
Long-term deferred tax assets	19,481	17,142

Total assets	$2,199,849	$2,123,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,550	$45,777
Accrued payroll and related expenses	66,686	83,332
Income taxes payable	83,759	79,820
Deferred revenues	248,337	201,788
Other current liabilities	70,565	72,098
Escrows payable	21,742	21,728

Total current liabilities	539,639	504,543
Long-term escrows payable	11,079	10,902
Other long-term liabilities	8,133	8,871
Long-term deferred tax liabilities	2,493	2,853
Long-term deferred revenues	8,118	6,734

Total liabilities	569,462	533,903

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.12 at March 31, 2006 and December 31, 2005): authorized 121,023 and 120,842; issued 95,755 and 95,304; issued and outstanding 92,910 and 92,262; respectively at March 31, 2006 and December 31, 2005	10,440	10,359
Additional paid-in capital	1,232,473	1,217,473
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan Trust shares: 2,845 shares at March 31, 2006 and 3,041 shares at December 31, 2005	(4,214)	(3,223)
Retained earnings	354,682	342,345
Unearned compensation	—	(12,243)
Accumulated other comprehensive income	37,006	34,744

Total shareholders’ equity	1,630,387	1,589,455

Total liabilities and shareholders’ equity	$2,199,849	$2,123,358

(1)	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended
	March 31,
	2006 (1)	2005
	(unaudited)
Revenues:
Net license fees	$125,894	$115,151
Services	152,377	133,624

Total revenues	278,271	248,775
Cost of revenues:
Net license fees	7,976	7,168
Services	60,767	51,381

Total cost of revenues	68,743	58,549

Gross profit	209,528	190,226

Operating expenses:
Sales and marketing	117,500	103,722
Research and development	43,737	40,274
General and administrative	30,363	24,813

Total operating expenses	191,600	168,809

Income from operations	17,928	21,417
Interest and other income, net	2,855	4,400

Income before provision for income taxes	20,783	25,817
Provision for income taxes	(8,446)	(10,811)

Net income	$12,337	$15,006

Basic net income per ordinary share and ADS	$0.13	$0.17

Diluted net income per ordinary share and ADS	$0.13	$0.16

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	92,552	89,424

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	95,333	91,184

(1)	Costs and expenses for the three months ended March 31, 2006 include stock-based compensation expense recorded in accordance with FAS 123R. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for additional information.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Operating activities:
Net income	$12,337	$15,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,881	8,830
Amortization of other intangible assets	8,869	8,133
Stock-based compensation expense	13,410	1,217
Excess tax benefits from stock-based compensation	(2,422)	—
Deferred income taxes	(2,835)	10
Changes in operating assets and liabilities:
Accounts receivable, net	20,800	61,048
Prepaid and other current assets	(5,826)	(3,286)
Deposits and other assets	2,516	3,736
Accounts payable	2,391	4,583
Accrued payroll and related expenses	(17,607)	(20,560)
Income taxes payable	6,163	(6,140)
Deferred revenues	46,416	12,513
Other liabilities	(3,824)	(9,777)
Short-term investments classified as trading	(302)	66

Net cash provided by operating activities	87,967	75,379

Investing activities:
Purchases of property and equipment	(10,018)	(7,453)

Net cash used in investing activities	(10,018)	(7,453)

Financing activities:
Issuance of shares	11,820	12,277
Excess tax benefits from stock-based compensation	2,422	—

Net cash provided by financing activities	14,242	12,277

Effect of foreign exchange rate changes on cash and cash equivalents	781	842

Net increase in cash and cash equivalents	92,972	81,045
Cash and cash equivalents, beginning of the period	332,777	293,485

Cash and cash equivalents, end of the period	$425,749	$374,530

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Business Objects S.A. (the “Company” or “Business Objects”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 16, 2006.
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
     On December 11, 2003, we acquired Crystal Decisions Inc. Our acquisition of Crystal Decisions did not result in any new reportable segments. In 2005, we acquired SRC Software Inc., Medience S.A. and Infommersion, Inc., none of which resulted in any new reportable segments.
   Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, revenue recognition, valuation assumptions utilized in business combinations, restructuring accruals, impairment of goodwill and other intangible assets, contingencies and litigation, allowances for doubtful accounts, stock-based compensation and taxes. Actual results could differ from those estimates.
   Other Current Liabilities
     Other current liabilities include balances related to: accruals for sales, use and value added taxes, current portion of accrued rent, accrued professional fees, deferred compensation under the Company’s deferred compensation plan, payroll deductions from international employee stock purchase plan participants, current deferred tax liabilities, forward and option contract liabilities, and both acquisition and non-acquisition related restructuring liabilities, none of which individually account for more than 5% of total current liabilities.
   Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub Plan Trust Shares
     At March 31, 2006, the difference between the 95.8 million issued ordinary shares and the 92.9 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represents the 2.8 million shares held by Business Objects Option LLC, Employee Benefit Sub Plan Trust and in Treasury which are included in the caption “Treasury, Business Objects Option LLC and Employee Benefit Sub-Plan Trust Shares.” Shares held by Business Objects Option LLC and by the Employee Benefit Sub-Plan Trust to be relinquished upon the exercise of options assumed in connection with the Crystal Decisions, SRC and Infommersion acquisitions and upon the vesting of the Restricted Stock Units (“RSUs”), respectively, are not deemed to be outstanding, they will not be entitled to voting rights, and will not be included in the calculation of basic net income per ordinary share and American Depositary Shares (“ADS”) until such time as the option holders exercise their options and the RSUs vest.

     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants, vesting of RSUs and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist by Euronext Paris S.A. (Compartment A) and the ADSs are traded on the Nasdaq National Market.
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
     For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered elements based on vendor-specific objective evidence of fair value of the undelivered elements and the residual amount of revenues are allocated to the delivered elements. In the case of term-based licenses, revenue is generally recognized ratably over the term of the license.
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

   Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted the provisions of FAS 123R “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payment awards based on fair value. FAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with FAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), as if the fair value method defined by FAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.
     The Company has elected to use the modified prospective approach and has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS No. 123 “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line bases over the requisite service period of the award.
     Through the end of 2004, management estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes option-pricing valuation model (“Black-Scholes model”). In the assessment of the application of the International Financial Reporting Standards (“IFRS”) on “Share-Based Payment” (“IFRS 2”), for its international reporting requirements, and the adoption of a revised FAS 123 standard under U.S. GAAP on January 1, 2006, the Company changed to a binomial-lattice option-pricing model (“binomial-lattice model”) to value its stock options and warrants for all grants issued after January 1, 2005. The fair value for stock options and warrants will continue to be determined using the binomial-lattice model under FAS 123R.
     The Company retained the Black-Scholes model for the calculation of the fair value of shares under its 2004 International Employee Stock Purchase Plan (“2004 IESPP”). The Company is unable to reasonably estimate the fair value of shares issued under its French Employee Stock Purchase Plan (“ESPP”) because the measurement date is not established until the end of the purchase period. In accordance with FASB Technical Bulletin No. 97-1, the Company valued shares issuable under this plan using the intrinsic value method at the end of the purchase period. The Company determines the fair value of RSUs at the grant date based on the Company’s stock price on the NASDAQ. For RSUs and stock options subject to performance conditions, the grant date is determined when the objectives are known and mutually understood.
   Net Income per Ordinary Share and ADS
     In accordance with FAS No. 128, “Earnings per Share,” basic net income per ordinary share and ADSs was computed using the weighted average number of ordinary shares and ADSs outstanding during the period. Diluted net income per ordinary share and ADS was computed using the weighted average number of ordinary shares and ADSs and dilutive ordinary and ADS equivalent shares outstanding during the period using the treasury stock method. Dilutive ordinary and ADS equivalent shares primarily consist of employee stock options, RSUs and warrants. Under the treasury stock method, the amount the employee must pay for exercising an equity award, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase Company’s shares.
   Recent Pronouncements
     Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R). Companies have one year from the later of the adoption of FAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.

     Accounting for Servicing of Financial Assets. In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement will require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either an amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. FAS 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Lastly, FAS 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 is effective in the first fiscal year that begins after September 15, 2006. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
     Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. FAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, FAS 155 amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective in the first fiscal year that begins after September 15, 2006. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
2. Derivative Financial Instruments
     The Company conducts business globally in several currencies and as such, is exposed to adverse movements in foreign currency exchange rates. The Company uses derivative instruments to manage certain of these risks in accordance with the objectives to reduce earnings volatility (due to movements in the foreign currency exchange rates) and to manage exposures related to foreign currency denominated assets and liabilities. The Company minimizes credit risk by limiting its counterparties to major financial institutions.
     The Company enters into foreign exchange forward contracts to reduce short-term effects of foreign currency exchange rate fluctuations on certain foreign currency intercompany obligations. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations. These gains and losses are recognized in earnings as they do not qualify for hedge accounting. During the three months ended March 31, 2006, a number of contracts were settled. These settlements resulted in the net outflow of $0.7 million of cash, resulting in the reduction of the cumulative mark-to-market balance of the forward contracts. Certain of these contracts were swapped forward.
     The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), the Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At March 31, 2006, the forward and option contracts outstanding had maturity dates ranging from April 2006 through January 2007. At March 31, 2006, a mark to market net loss of approximately $0.6 million on the revaluation of these forward and option contracts was recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net gains of $0.3 million on the settlement of option contracts were recorded in the statement of income during the three months ended March 31, 2006.

   At March 31, 2006, the Company had assessed that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.
     The Company’s derivative financial instruments as of March 31, 2006 are summarized in the table below.

	Notional Amount	Fair Value
	(in millions)
U.S. dollar equivalent of derivatives not designated as hedges	$22.5	$(0.2)
U.S. dollar equivalent of derivatives designated as cash flow hedges	$64.9	$(0.8)
   All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $0.2 million and other current liabilities of $1.2 million at March 31, 2006, and as part of other current assets in the amount of $0.5 million and other current liabilities of $0.2 million at December 31, 2005.
3. Accounts Receivable
     Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $10.6 million at March 31, 2006 and $12.2 million at December 31, 2005. The allowance for doubtful accounts portion represented $7.6 million of the $10.6 million balance at March 31, 2006, and $8.8 million of the $12.2 million balance at December 31, 2005.
4. Shareholders’ Equity
     The Company grants stock options to its employees and officers pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock purchase plans. The Company also grants warrants to purchase shares to its non employee directors and, since November 2005, RSUs to its employees, including officers.
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
     At March 31, 2006, there were four approved compensation plans under which stock options were outstanding. The shareholders of the Company had also approved three employee stock purchase plans under which the issuance of shares of the Company’s stock was approved, and the 2001 Stock Incentive Sub-Plan (“Sub-Plan”) under which the granting of RSUs was approved.
     On January 1, 2006, the Company adopted the provisions of FAS No.123R which requires the recognition of stock-based compensation expense for all share-based payment awards based on fair values. Under FAS 123R, the impact on the consolidated financial statements for the three months ended March 31, 2006 for income before income taxes and net income was $13.4 and $12.1 million, respectively. The impact on basic and diluted net income per share was $0.13 and $0.13, respectively. In addition, prior to the adoption of FAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of FAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and tax benefits resulting from exercises of options vested as of January 1, 2006 are classified as financing cash flows.

     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation during the three months ended March 31, 2005 compared with reported information for the three months ended March 31, 2006 as follows (in thousands, except per share amounts):

	For the three months ended
	March 31, 2006	March 31, 2005

Net income — as reported for prior periods (1)	N/A	$15,006

Add: Amortization of stock-based compensation expense included in reported net income, net of estimated tax related benefits	N/A	787

Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of estimated tax related benefits $1,046 in 2005 (2)	N/A	(11,234)

Net income, including the effect of stock-based compensation expense — pro forma in 2005 (3)	12,337	4,559
Net income per ordinary share and ADS — as reported Basic for prior periods (1)	N/A	0.17
Net income per ordinary share and ADS — as reported Diluted for prior periods (1)	N/A	0.16
Net income per ordinary share and ADS — Basic, including the effect of stock-based compensation — pro forma in 2005 (3)	0.13	0.05
Net income per ordinary share and ADS — Diluted, including the effect of stock-based compensation — pro forma in 2005 (3)	0.13	0.05

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of FAS 123.

(3)	Net income and net income per share for the three months ended March 31, 2006 included stock-based compensation expense of $12,091 net of tax benefits of $1,319. Net income and net income per share prior to 2006 represent pro forma information based on FAS 123. The reported pro forma net income for the three months ended March 31, 2005 was revised, resulting in a decrease of $7.2 million from previously disclosed amounts to include stock-based compensation expense related to options assumed in connection with the Crystal Decisions acquisition, options exchanged under the stock option exchange programs, actual forfeitures, and revised estimated tax benefits.
     The amortization of stock-based compensation expense included in reported net income for the three months ended March 31, 2005 represented amortization of unearned compensation related to stock options assumed in the Crystal Decisions acquisition which were unvested at the time of the acquisition.
     Through the end of 2004, the fair value of stock options, stock purchase plans and warrants was estimated using a Black-Scholes model. On January 1, 2005, the Company changed to a binomial-lattice model to value its stock options and warrants for all grants issued after that date.
     The use of a binomial-lattice model requires the use of employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in the three months ended March 31, 2006, and the related weighted average fair values and weighted average expected lives.

			2004
	Stock options	RSUs	IESPP	ESPP

Expected volatility	47%	N/A	32%	N/A
Risk-free interest rate (1)	3.53%	N/A	2.38%	N/A
Turnover rate
France	12%	N/A	N/A	N/A
Officers	14%	14%	13%	N/A
Rest of the world	20%	20%	13%	N/A
Dividends	—	—	—	—
Weighted average fair value in $	15.03	40.88	8.41	1.66
Expected life (years)	4.57	N/A	0.5	N/A

(1)	IBoxx Eurozone five to seven years rate for the options in euro, Euribor six month rate for the 2004 IESPP
     As part of the FAS 123R adoption, the Company re-evaluated its assumptions used for the expected volatility. Based on the results of the analysis, the Company determined that it was more appropriate to allocate a 75% weight to the historical volatility and a 25% weight to the implied volatility. Prior to January 1, 2006, the Company had used an 82% weight for historical stock price volatility and an 18% weight for implied volatility.
     The risk-free interest rate assumption was based upon observed interest rates appropriate for the term and currency of the Company’s employee stock options. The turnover rate was based on the Company’s historical data and was applied to determine the number of awards expected to vest during the first year cliff vesting. The dividend yield assumption was based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represented the weighted-average period the stock options are expected to remain outstanding and was a derived output of the binomial-lattice model.
     The Company used historical employee exercise behavior for estimating future timing of exercises using geographic and employee grade categories to more accurately reflect exercise patterns.

Equity awards activity for the three months ended March 31, 2006, was as follows (in thousands, except weighted data):

						Weighted-
						average
				Weighted	Aggregate	remaining
	Number of awards			average	intrinsic	contractual
		Stock		exercise price	value (in	term (in
	Warrants	options	RSUs	(in $) (1)	$) (2)	years)

Outstanding at January 1, 2006	435	13,100	389	27.77	200,684	7.10

Granted (3)		719	43	35.85	1,617
Cancelled	(15)	(491)	(25)	29.19	5,392
Exercised	(30)	(545)	(63)	16.61	14,056

Outstanding at March 31, 2006	390	12,783	344	29.31	132,803	6.81

Exercisable at March 31, 2006	180	7,050		30.34	79,246	5.62
Unvested at March 31, 2006	210	5,733	344

(1)	translated in U.S. dollars based on the noon buying rate as published by the Federal Reserve of Bank of New York for grants, exercises and cancellations and based on the closing rate on March 31, 2006 for outstanding options.

(2)	computed based on the closing quote on the NASDAQ and the option exercise price translated in U.S. dollars as per (1) above.

(3)	as stock options are granted with an exercise price equal to the closing price on Euronext on the grant date, the intrinsic value of grants is limited to RSUs.
Net cash proceeds from the exercise of stock options and purchases under the French ESPP were $11.8 million for the three months ended March 31, 2006. The income tax benefit realized from stock options exercises during the three months ended March 31, 2006 was $2.6 million.
The following table summarizes the unvested equity award activity for the three months ended March 31, 2006 (excluding the open offering period of the 2004 IESPP):

		Weighted-
	Number of	average grant
	awards (in	date fair value
	thousands)	(in $)
Unvested at January 1, 2006	6,688	14.93
Granted	762	15.18
Vested	(659)	15.98
Forfeited	(502)	12.80

Unvested at March 31, 2006	6,289	15.02
As of March 31, 2006, total compensation cost related to unvested awards not yet recognized was $75.2 million, and was expected to be recognized over a weighted-average period of 2.53 years. The unrecognized amount included the performance awards for which no FAS 123R grant date had been determined yet. For these awards, the fair value was estimated based on the stock price at the reporting date and based on a 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during the three months ended March 31, 2006.
The following table summarizes the stock-based compensation expense, net of tax, related to warrants, stock options, RSUs and employee stock purchase plans under FAS 123R for the three months ended March 31, 2006, which was allocated as follows (in thousands):

		Stock		2004
	Warrants	options	RSUs	IESPP	ESPP	Total

Cost of license fees		$11		$1		$12
Cost of services		1,166		166	$5	1,337
Sales and marketing		2,969	$35	493	16	3,513
Research and development		1,649	10	146	32	1,837
General and administrative	$178	3,288	3,159	76	10	6,711

Total compensation expense	178	9,083	3,204	882	63	13,410

Income tax benefit		(1,290)	(29)			(1,319)

Total compensation expense, net of tax	$178	$7,793	$3,175	$882	$63	$12,091

5. Goodwill and Other Intangible Assets
   In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2005. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization, occurred through March 31, 2006 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of March 31, 2006.
     The change in the carrying amount of goodwill was as follows (in thousands):

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2006	2005
Balance, beginning of the year	$1,166,043	$1,067,694
Goodwill acquired during the period	—	114,119
Goodwill adjustments relating to prior year acquisitions	145	(15,617)
Impact of foreign currency fluctuations on goodwill	212	(153)

Balance, end of the period	$1,166,400	$1,166,043

   There were no acquisitions completed during the three months ended March 31, 2006. During 2005, the Company completed the acquisitions of SRC, Medience and Infommersion, resulting in total goodwill of $114.1 million. In 2005, the Company determined that $15.6 million of valuation allowance and tax liability accruals, which comprised a component of the Crystal Decisions’ purchase price and a component of Acta Technology, Inc.’s (which was acquired in 2002) purchase price, were no longer required since they no longer represented specific identifiable liabilities. Therefore, goodwill was reduced by $15.6 million in 2005. This determination was made based on the passage of time, and other events, including the completion of certain tax audits.
     Other intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Developed technology	$123,024	$120,972
Maintenance and support contracts	50,837	50,837
Trade names	6,182	6,043

Total other intangible assets, at cost	180,043	177,852
Accumulated amortization on other intangible assets	(77,207)	(67,340)

Other intangible assets, net	$102,836	$110,512

     During the three months ended March 31, 2006, there were no intangible asset additions. Certain intangible assets and the related accumulated amortization balances were held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.

     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Amortization of:
Developed technology (included in cost of net license fees)	$6,029	$5,472
Maintenance and support contracts (included in cost of services revenues)	2,538	2,315
Trade names (included in operating expenses)	302	346

Total other intangibles amortization expense	$8,869	$8,133

     The estimated future amortization expense of other intangible assets existing at March 31, 2006 is presented in U.S. dollars based on the March 31, 2006 period-end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

Remainder of 2006	$26,942
2007	34,437
2008	31,913
2009	5,330
2010	3,867
Thereafter	347

Total	$102,836

6. Net Income per Share
     The components of basic and diluted net income per share were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$12,337	$15,006

Denominator:
Weighted average shares outstanding	92,552	89,424

Net income per share — basic	$0.13	$0.17

Diluted net income per share:
Numerator:
Net income	$12,337	$15,006

Denominator:
Weighted average shares outstanding	92,552	89,424
Incremental shares attributable to shares under employee stock option plans, warrants and RSUs (treasury stock method)	2,781	1,760

Weighted average shares outstanding plus incremental shares	95,333	91,184

Net income per share — diluted	$0.13	$0.16

   For the three months ended March 31, 2006 and 2005, approximately 0.6 million and 0.4 million stock options and warrants were exercised and RSUs were vested, respectively, of which approximately 0.2 million and 0.3 million represented exercises of options held by Business Objects Option LLC. At March 31, 2006 and 2005, respectively, 13.5 million and 13.1 million stock options, RSUs and warrants were outstanding in aggregate.
   For the three months ended March 31, 2006 and 2005, respectively, 1.9 million and 6.6 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share because the option or warrant exercise prices during the respective periods was greater than the average market price of the ordinary shares or ADSs and, therefore, the effect would have been anti-dilutive. These options could be dilutive in future periods.

7. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three months ended March 31, 2006 and 2005, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized gains (losses) on cash flow hedges settled in the period.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net income	$12,337	$15,006
Other comprehensive income:
Foreign currency translation adjustments	3,027	(136)
Unrealized net gains (losses) on cash flow hedges, net of tax	(634)	357
Realized net gain on cash flow hedges, net of tax, reclassified into earnings	(131)	—

Total comprehensive income	$14,599	$15,227

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

	Three Months Ended
	March 31,
	2006	2005
Net license fees (1):
Business Intelligence Platform	$104,838	$100,909
Enterprise Performance Management Applications	14,212	8,241
Data Integration	6,844	6,001

Total net license fees	$125,894	$115,151
Total services revenues	152,377	133,624

Total revenues	$278,271	$248,775

(1)
The Company does not have vendor specific objective evidence for its licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.

     The following table summarizes the Company’s total revenues by geographic region (in thousands):

	Three Months Ended
	March 31,
	2006	2005
United States	$136,508	$108,117
Europe, Middle East and Africa (“EMEA”), excluding France	87,586	89,656
France	24,388	21,563
Americas, excluding the United States	10,724	9,907
Asia Pacific	19,065	19,532

Total revenues	$278,271	$248,775

9. Commitments and Contingencies
   Legal matters
   On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed on the Company’s U.S. Patent No. 5,555,403. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that the Company’s patent was not literally infringed, that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to a claim of the Company’s patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. The Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and has been briefed by the parties. The Company expects that the Court of Appeals for the Federal Circuit will schedule an appeals hearing to occur prior to the end of 2006. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.
   On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleged that the Company’s software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On June 7, 2004, the District Court advised the parties that it was of the opinion that summary judgment should be granted in the Company’s favor as to non infringement of MicroStrategy’s patent No. 6,260,050 and that the trial scheduled to begin on June 15, 2004 would not occur. On August 6, 2004, the District Court entered a formal opinion and order formalizing this decision. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. The District Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that the Company was not infringing MicroStrategy’s patent.
   In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decisions rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. The Company filed its opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. The District Court has not yet set a schedule for further proceedings.
   On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting the Company’s motion for summary judgment as to non-infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claims that the Company infringed these three patents have all been dismissed and will not proceed to trial. Judgment was entered in the Company’s favor on February 23, 2006. Microstrategy then filed a notice of appeal. Microstrategy’s opening brief is due in the next few months.

   The Company believes that it has meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and the Company intends to continue to vigorously defend the actions. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to certain of these suits is ongoing, the Company cannot assure you that the Company will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, the Company could be permanently enjoined from selling some of its products and deriving related maintenance revenues. In addition, the Company could be required to pay substantial monetary damages to MicroStrategy.
   Litigation such as the suits MicroStrategy has brought against the Company can take years to resolve and can be expensive to defend. An adverse judgment, if entered in favor of any MicroStrategy claim, could seriously harm its business, results of operations and financial position and cause the Company’s stock price to decline substantially. In addition, the MicroStrategy litigation, even if ultimately determined to be without merit, will be time consuming to defend, divert the Company’s management’s attention and resources and could cause product shipment delays or require the Company to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to the Company, if at all, and the prosecution of the MicroStrategy allegations and claims could significantly harm the Company’s business, financial position and results of operations and cause its stock price to decline substantially.
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
   In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial. On March 10, 2006, the Court of Appeal dismissed the Defendants’ application for permission to appeal the Court’s directions. Vedatech has filed an application requesting that the Company’s counsel be recused from the matter. A hearing on this application is currently scheduled for late May 2006, and the Company expects that a case management conference will follow.
   Although the Company believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is without merit, the outcome cannot be determined at this time. If the mediated settlement were to be set aside an ultimate damage award could adversely affect the Company’s financial position, liquidity and results of operations.
   On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,401,670, 6,339,775

and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and dispositive motions are currently scheduled to be heard on August 4, 2006. No trial date has been set. The Company is vigorously defending the action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on the Company’s liquidity, financial position or results of operations.
   Although the Company believes that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and that fact that this litigation is ongoing, the Company cannot assure you that it will prevail. Should Informatica ultimately succeed in the prosecution of its claims, the Company could be permanently enjoined from selling some of its products and be required to pay damages.
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
   The Company announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that the Company misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against the Company or its current or former officers or directors. The Company is taking steps to enhance its internal practices and training programs related to the handling of potential trade secrets and other competitive information. The Company is using an independent expert to monitor these efforts. If during the next two years, the Office of the U.S. Attorney concludes that the Company has not adequately fulfilled its commitments the Company could be subject to adverse regulatory action.
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
Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2005, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $272.7 million in aggregate. During the three months ended March 31, 2006, the Company amended its lease agreement for its premises in San Jose, California. The amendment results in a five year term extension of the lease from the original termination date in April 2011 to April 2016 and a rent adjustment equal to the greater of $9.00 per square foot annually or the fair market rental value at the time of the extension in April 2011. These new terms result in an estimated increase in the total operating lease commitments of approximately $3.4 million, assuming a $9.00 per square foot annual rate. This amendment also reduced the Company’s letter of credit obligation by 50% or $3.5 million and provides for further annual reductions upon attainment of agreed upon financial benchmarks.

10.	Escrows Payable and Restricted Cash
   The Company held an aggregate of $26.1 million at March 31, 2006, in escrows payable related to the 2005 acquisitions of SRC, Infommersion and Medience. The amounts become due between August 2006 through October 2007. The remaining balance of $6.7 million in escrows payable at March 31, 2006, relates to the purchase of Acta in 2002. All amounts are subject to indemnification obligations and are secured by restricted cash.
   Restricted cash related to the acquisition of Infommersion included an additional $3.0 million related to an employee escrow account representing retention payments due to former executives, and will be available for release from April 2007 through October 2007. As of March 31, 2006, these amounts were not yet earned and were not considered payable.
   The amounts relating to Acta were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved as of March 31, 2006 and, therefore, the retained amounts remain in the escrow account pending resolution of the litigation.
   In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provided that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. The remaining balance, if any, will be distributed once all claims related to the Informatica action are resolved. Through March 31, 2006, the Company had incurred $4.6 million of costs associated with defending the action. The Company can claim these expenses against the remaining amount in escrow.
   In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $7.0 million. The letters of credit are renewable and are secured by restricted cash. The letter of credit collateralizing the San Jose property will be reduced by 50% in the second quarter of this year pursuant to the amendment of the related lease agreement.
     There were no other material changes in escrows payable or restricted cash since December 31, 2005.
11. Credit Agreement
   On December 8, 2004, the Company entered into an unsecured credit facility (the “Credit Agreement”), which was scheduled to terminate on December 2, 2005. This agreement was amended in each of December 2005 and January 2006. The Company entered into a new unsecured credit facility with the same financial institution (the “Second Credit Agreement”) in March 2006, which superseded the Credit Agreement and the amendments in their entirety, and is currently scheduled to terminate in February 2007. The terms of the Second Credit Agreement are essentially unchanged from the Credit Agreement. The Second Credit Agreement provides for up to €100 million (approximately 121 million U.S. dollars at March 31, 2006) which can be drawn in euros, U.S. dollars or Canadian dollars. The Second Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The Second Credit Agreement restricts certain of the Company’s activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.
   Pursuant to the Second Credit Agreement, the amount available is reduced by the aggregate of all then outstanding drawings. Drawings are limited to advances in duration of 10 days to 12 months, and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. This unsecured credit line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the Second Credit Agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. At March 31, 2006, there were no balances outstanding against this Second Credit Agreement.

12. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, the Company had not recorded any associated obligations at March 31, 2006 or December 31, 2005. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.
     The Company entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At March 31, 2006, there were four option contracts with the bank under this guarantee in the aggregate notional amount of $38.7 million. In addition, there were two forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $3.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at March 31, 2006.
   As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At March 31, 2006 there were no liabilities due under this arrangement.

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
     Environmental Liabilities. The Company engages in the development, marketing and distribution of software, and has never had an environmental related claim. As such, the likelihood of incurring a material loss related to environmental indemnifications is remote and the Company is unable to reasonably estimate the amount of any unknown or future claim. As a result, the Company has not recorded any liability related to environmental exposures in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS 143”).
     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at March 31, 2006 and December 31, 2005 did not represent material liabilities.
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
     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three months ended March 31, 2006, the effective tax rate was 41% a decrease of 1% when compared to the same period last year primarily due to the adoption of FAS 123R, which caused an increase of 6%, which was offset by a decrease of 7% due to nonrecurring charges that occurred in the first quarter of 2005 related to research and development tax credits and non-creditable withholding taxes.
14. Subsequent Events
Acquisition of Firstlogic, Inc.
     On April 1, 2006, the Company’s wholly owned subsidiary, Business Objects Americas, acquired Firstlogic, Inc. (“Firstlogic”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated February 8, 2006, between the Company, Flagship Acquisition Corporation, an indirect and wholly owned subsidiary of the Company, Firstlogic, Inc., and Ralph Bouma, Jr. Business Objects Americas acquired all of the outstanding capital stock of Firstlogic, a global provider of enterprise data quality software and services. Options to acquire shares of Firstlogic common stock outstanding immediately prior to the consummation of the Merger, whether or not exercisable or vested, were cancelled in consideration of a cash payment, assuming the options were in the money, pursuant to the terms of the Merger Agreement.
     The acquisition was an all-cash transaction of approximately $69 million. Of the total purchase price, $11.7 million was placed in an escrow account. Of this amount, $3.1 million related to potential merger consideration adjustments and will be available to be paid in July 2006. An additional $0.2 million was placed in escrow to be available solely to pay the fees and expenses incurred or charged by the shareholder representative in accordance with the terms of the Merger Agreement. The remaining funds are security for the indemnification obligations set forth in the Merger Agreement and will be available for release in October 2007, subject to any claims for indemnification.

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
Overview
     We are the world’s leading independent provider of Business Intelligence (“BI”) solutions. We develop, market and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. Our business intelligence platform, Business Objects XI, offers a single platform for enterprise reporting, query and analysis, enterprise performance management and data integration. We believe that data provided by the use of a comprehensive BI solution such as Business Objects XI allows organizations to make better and more informed business decisions. We have also built one of the industry’s strongest and most diverse partner communities and we also offer consulting and education services to help customers effectively deploy their business intelligence projects. We have one reportable segment – BI software products and services.

Key Performance Indicators

	Three Months Ended
	March 31,
(In millions, except for percentages and diluted net income per share)	2006	2005
Revenues	$278.3	$248.8
Growth in revenues (compared to prior year comparative period)	12%	15%
Income from operations	$17.9	$21.4
Income from operations as percentage of total revenues	6%	9%
Diluted net income per share	$0.13	$0.16
The key performance indicators for growth in revenues for the three months ended March 31, 2006 and 2005 reflect the expansion of our product platforms, specifically our BusinessObjects XI platform and the increased services revenues generated by our expanding customer base.
Results of Operations
     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percentage):

	Three Months Ended
	March 31,
	2006	2005
Net license fees:
Business Intelligence Platform	38%	41%
Enterprise Performance Management Applications	5	3
Data Integration	2	2

Total net license fees	45	46
Services revenues:
Maintenance and technical support	39	40
Professional services	16	14

Total services fees	55	54

Total revenues	100	100

Cost of net license fees	3	3
Cost of services	22	21

Total cost of revenues	25	24

Gross margin	75	76
Operating expenses:
Sales and marketing	42	42
Research and development	16	16
General and administrative	11	10

Total operating expenses	69	68

Income from operations (operating margin)	6	9
Interest and other income (expense), net	1	2

Income before provision for income taxes	7	10

Provision for income taxes	(3)	(4)

Net income	4%	6%

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

Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations
     As currency exchange rates change from quarter to quarter and year to year, our results of operations may be impacted. For example, our results may show an increase or decrease in costs for a period; however, when the portion of those costs denominated in other currencies is translated into U.S. dollars at the same rate as the comparative quarter or year, the results may indicate a different change in balance, with the change being principally the result of fluctuations in the currency exchange rates.
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
     The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year same quarter’s currency exchange rates (in millions):

	Three Months Ended March 31,
	2006	2005
Total revenues	$(13.9)	$7.4
Total cost of revenues	(3.2)	2.1
Sales and marketing expenses	(3.0)	4.3
Research and development expenses	(1.5)	2.1
General and administrative expenses	(0.6)	0.7
     Total revenues were lower by $(13.9) million during the three months ended March 31, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also lower by a combined $(8.3) million due to fluctuations in currency exchange rates during the three months ended March 31, 2006. The net effect of these lower revenues, costs of sales and operating expenses was a negative impact of $(5.6) million on income from operations during the period.
     Total revenues were higher by $7.4 million during the three months ended March 31, 2005 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by $9.2 million during the three months ended March 31, 2005. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $(1.8) million on income from operations during the period.
Revenues

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Net license fees (1):
Business Intelligence Platform	$104.8	$101.0
Enterprise Performance Management Applications	14.2	8.2
Data Integration	6.9	6.0

Total net license fees	$125.9	$115.2
Services revenues:
Maintenance and technical support	$108.6	$100.1
Professional services	43.8	33.5

Total services revenues	152.4	133.6

Total revenues	$278.3	$248.8

(1)
We do not have vendor specific objective evidence for our licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.

     Net License Fees.
     We derive the largest portion of our net license fees from our BI platform products. We expect that the BI platform products will continue to represent the largest portion of our net license fees. For the three months ended March 31, 2006 and 2005, our BI platform products represented 83% and 88% of total net license fees, respectively. Net license fees increased in the three months ended March 31, 2006 by $10.7 million to $125.9 million from $115.2 million for the three months ended March 31, 2005. The primary reason for this increase was our BusinessObjects XI platform which generated $83.4 million for the three months ended March 31, 2006 compared to $47.7 million in the three months ended March 31, 2005.
     For the three months ended March 31, 2006, our net license fees from direct sales were 54% compared to 47% for the three months ended March 31, 2005. We are planning to enter into and expand our channel partner relationships, which will impact the amount of our net license fees from indirect sales. We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues are sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or single channel partner represented more than 10% of total revenues during any of the periods presented.
     The OEM business grew 24 percent year over year in the first quarter of 2006, with 38 new OEM partners added during the quarter. Although SAP has notified us of the termination of its OEM/reseller agreement with us effective September 30, 2006, we will continue to have a technology relationship with SAP to ensure product integration and compatibility, and we do not believe this change in relationship will have a material adverse impact on our OEM revenues.
     Services Revenues.
     Services revenues increased by $18.8 million, or 14%, to $152.4 million in the three months ended March 31, 2006 from $133.6 million in the three months ended March 31, 2005. Within this total, maintenance and technical support revenues increased by $8.5 million to $108.6 million for the three months ended March 31, 2006, an increase of 8% from the three months ended March 31, 2005. This increase primarily resulted from the larger number of installed customers and from higher maintenance renewals. Professional services for the three months ended March 31, 2006 increased by $10.3 million to $43.8 million, or 31%, from the three months ended March 31, 2005. Our continued investment in our professional services teams, with the view to expanding the breadth and depth of solutions we offer our customers, resulted in increased revenues.
     As a percentage of total revenues, services revenues increased to 55% of total revenues for the three months ended March 31, 2006 as compared to 54% in the three months ended March 31, 2005. As our installed base expanded in 2005 and the first quarter of 2006, our services revenues once again represent a higher percentage of total revenues when compared to net license fees.
     Geographic Revenues Mix
     The following shows the geographic mix of our total revenues:

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Americas (1)	$147.2	$118.0
Europe, Middle East and Africa (EMEA) (2)	112.0	111.3
Asia Pacific	19.1	19.5

Total revenues	$278.3	$248.8

(1)	Includes revenues in the United States of $136.5 million and $108.1 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Includes revenues in France of $24.4 million and $21.6 million for the three months ended March 31, 2006 and 2005, respectively.
     Total revenues from the Americas increased $29.2 million, or 25%, to $147.2 million in the three months ended March 31, 2006 from $118.0 million in the three months ended March 31, 2005. The Americas closed five license transactions over $1 million in the three months ended March 31, 2006 compared to three license transactions over $1 million for three months ended March 31, 2005.

     Total revenues from EMEA increased approximately $0.7 million, or 1%, to $112.0 million in the three months ended March 31, 2006, from $111.3 million in the three months ended March 31, 2005. EMEA closed four license transactions over $1 million in the three months ended March 31, 2006 compared to six license transactions over $1 million for the three months ended March 31, 2005.
     Total revenues from Asia Pacific decreased 2%, or $0.4 million, in the three months ended March 31, 2006, from the three months ended March 31, 2005.
Cost of Revenues

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Cost of revenues:
Net license fees	$8.0	$7.2
Services	60.7	51.4

Total cost of revenues	$68.7	$58.6

     The total cost of revenues, as a percentage of total revenues, increased 1% in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005.
     Cost of net license fees. Cost of net license fees increased by $0.8 million, or 11%, to $8.0 million in the three months ended March 31, 2006 from $7.2 million in the three months ended March 31, 2005. The majority of the cost of net license fees related to the amortization of developed technology of $6.0 million and $5.5 million for the three months ended March 31, 2006 and 2005, respectively. The remaining costs in the three months ended March 31, 2006 and 2005 related to costs associated with shipping our products worldwide and royalties paid to third parties. Gross margins on net license fees were 94% for the three months ended March 31, 2006 and 2005.
     Cost of services revenues. Cost of services revenues increased $9.3 million, or 18%, to $60.7 million in the three months ended March 31, 2006 from $51.4 million in the three months ended March 31, 2005. This increase primarily related to $9.0 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and our 2005 acquisitions and from merit increases. Another driver was $1.1 million in stock based compensation costs due to the adoption of FAS 123R on January 1, 2006 and $0.7 million in increased information technology costs. These increases were partially offset by a reduction in consulting expenses of $3.0 million due to the increased employee headcount in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005.
     Gross margins on services revenues were 60% and 62%, for the three months ended March 31, 2006 and 2005, respectively. The decrease in gross margins primarily related to the investments in headcount in our professional services organization and from incremental stock-based compensation expense due to the adoption of FAS 123R on January 1, 2006.
Operating Expenses

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Sales and marketing	$117.5	$103.7
Research and development	43.7	40.3
General and administrative	30.4	24.8

Total operating expenses	$191.6	$168.8

     Total operating expenses increased by $22.8 million, or 14%, to $191.6 million in the three months ended March 31, 2006 compared to $168.8 million in the three months ended March 31, 2005. In the three months ended March 31, 2006, total operating expenses as a percentage of total revenues increased by approximately 1% from the three months ended March 31, 2005. The primary driver for the increase of $22.8 million was stock-based compensation under FAS 123R which totaled $12.1 million in operating expenses for the three months ended March 31, 2006, compared to approximately $1.0 million for the three months ended March 31, 2005. We adopted FAS 123R on January 1, 2006. Another driver was employee expenses and related benefit costs, which totaled $10.7 million and were attributable to quarter over quarter headcount increases arising from internal growth, merit increases and from our 2005 acquisitions.
     Sales and Marketing Expenses. Sales and marketing expenses increased by $13.8 million, or 13%, to $117.5 million in the three months ended March 31, 2006 from $103.7 million in the three months ended March 31, 2005 and increased as a percentage of total revenues in the three months ended March 31, 2006. The $13.8 million increase primarily related to $6.4 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth, merit increases and our 2005 acquisitions, $3.0 million in stock based compensation costs due to the adoption of FAS 123R on January 1, 2006 and $1.1 million due to an extended sales kick-off meeting.
     Research and Development Expenses. Research and development expenses increased by $3.4 million, or 8%, to $43.7 million in the three months ended March 31, 2006 from $40.3 million in the three months ended March 31, 2005. Research and development expenses decreased as a percentage of revenue by less than 1% for the three months ended March 31, 2006 compared to comparable period in 2005 The $3.4 million increase primarily relates to $1.7 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and our 2005 acquisitions, merit increases and $1.5 million in stock based compensation costs due to the adoption of FAS 123R on January 1, 2006.
     General and Administrative Expenses. General and administrative expenses increased by $5.6 million, or 23%, to $30.4 million in the three months ended March 31, 2006 from $24.8 million in the three months ended March 31, 2005. The $5.6 million increase primarily related to $1.4 million in employee salary and related benefit costs which are primarily attributable to merit increases, $1.2 million in temporary and contract labor primarily needed for information technology projects and $6.5 million in incremental stock based compensation costs. These increases were partially offset by a decrease in bad debt expense of $1.4 million and a decrease in depreciation expense of $1.0 million.
Interest and Other Income, Net
     Interest and other income, net were comprised of the following:

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Net interest income	$3.0	$1.8
Net foreign exchange gains (losses)	(0.4)	2.6
Other income	0.3	—

Interest and other income, net	$2.9	$4.4

     Net interest income. Net interest income for the three months ended March 31, 2006 increased $1.2 million from the three months ended March 31, 2005 as a result of increased cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we intend to invest in short-term investments that typically yield greater rates of return.
     Net foreign exchange gains (losses). During the three months ended March 31, 2006, the majority of the $(0.4) million net foreign exchange loss resulted from the strengthening euro compared to the U.S. dollar. Our subsidiaries in Ireland and France incur non-forecastable U. S. dollar cash flows that generate gains or losses when revalued into functional currency.
     During the three months ended March 31, 2005, the majority of the net foreign exchange gains represented gains on the settlement of certain fourth quarter intercompany balances that were settled in January 2005. These intercompany balances were not hedged under our hedging strategy in place at that time. We realized a gain on the settlement of these balances as our U.S. entity was able to purchase euros and Canadian dollars to settle these transactions at a time when the U.S. dollar had strengthened against the euro and the Canadian dollar. Additionally, part of this gain related to our Irish entity purchasing Canadian dollars to settle an intercompany balance at a time when the Canadian dollar had weakened against the euro.
     Since April 2004, we have mitigated the majority of the impact of currency rate fluctuations on our statements of income by entering into forward contracts whereby the mark-to-market adjustments on the forward contracts generally offset the gains or losses on the revaluation of the intercompany loans. In January 2005, we expanded our hedging strategy to include quarterly forecasted foreign-currency denominated intercompany transactions. While we believe we have covered the majority of our foreign exchange exposure by either being naturally hedged or with the use of forward or option contracts, the large variation in world currencies may result in unexpected gains or losses in future periods. We continue to assess our exposures on an ongoing basis.
Income Taxes
     We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. During the three months ended March 31, 2006, the effective tax rate was 41%, a decrease of 1% when compared to the three months ended March 31, 2005. The decrease was due to the adoption of FAS 123R, which caused an increase of 6%, which was offset by a decrease of 7% due to nonrecurring charges that occurred in the three months ended March 31, 2005 related to research and development tax credits and non-creditable withholding taxes.

Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Cash flow provided by operating activities	$88.0	$75.4
Cash flow used in investing activities	(10.0)	(7.5)
Cash flow provided by financing activities	14.2	12.3
Effect of foreign exchange rate changes on cash and cash equivalents	0.8	0.8

Net increase in cash and cash equivalents	$93.0	$81.0

     Cash and cash equivalents totaled $425.7 million at March 31, 2006, an increase of $93.0 million from December 31, 2005. In addition to the cash and cash equivalents balance at March 31, 2006, we held $48.2 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.
     Cash and cash equivalents totaled $374.5 million at March 31, 2005, an increase of $81.0 million from December 31, 2004. In addition to the cash and cash equivalents balance at March 31, 2005, we held $17.8 million in restricted cash and short-term investments.
     Operating Activities. During the three months ended March 31, 2006, we generated more cash than we used from operations. These cash resources resulted primarily from net income of $12.3 million, net receipts of $20.8 million from accounts receivables and an increase in deferred revenues of $46.4 million, partially offset by net cash payments of $17.6 million in accrued payroll and related expense accruals.
     The net decrease in accounts receivables during the three months ended March 31, 2006 was due to increased collections. However, days sales outstanding increased to 80 days at March 31, 2006 from 79 days at December 31, 2005 due to lower revenues, annual maintenance billings that occurred in January 2006 and a significant portion of customer shipments occurring during the last month of the quarter.
     During the three months ended March 31, 2005, we generated greater cash resources than we used from operations. These cash resources resulted from net income of $15.0 million, payments received associated with the net decrease of $61.0 million in accounts receivables, partially offset by the payment of approximately $1.5 million against the restructuring liability and $6.1 million in payments against our liability under our French legal profit sharing plan. The net decrease in accounts receivables was due to the high level of collections made during the three months ended March 31, 2005 and our days sales outstanding decreased to 66 days at March 31, 2005 from 84 days at December 31, 2004.
     Investing Activities. Net cash used in investing activities of $10.0 million in the three months ended March 31, 2006 was primarily related to the purchase of computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements. Net cash used in investing activities of $7.5 million in the three months ended March 31, 2005 related to capital expenditures and other equipment costs, including costs related to the continued implementation of financial systems and information technology infrastructure and the continued expansion of our facilities.

     Financing Activities. Net cash provided by financing activities of $14.2 million and $12.3 million in the three months ended March 31, 2006 and 2005, respectively, was primarily attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans. We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans and/or the impact the change in our stock price will make on their decisions.
Future Liquidity Requirements
     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, stock repurchase program, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a new unsecured credit facility with the same financial institution in March 2006 as our December 2004 credit facility, which is currently scheduled to terminate in February 2007. The terms of the credit facility are essentially unchanged from the December 2004 credit facility.. The credit facility provides for up to €100 million (approximately 121 million U.S. dollars at March 31, 2006), which can be drawn in euros, U.S. dollars or Canadian dollars. The credit facility consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The credit facility restricts certain of our activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed. At March 31, 2006 and December 31, 2005, no balance was outstanding under this line of credit.
     On April 1, 2006, Business Objects Americas, our wholly owned subsidiary, acquired Firstlogic, Inc. (“Firstlogic”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 8, 2006, between the us, Business Objects Americas, Flagship Acquisition Corporation, an indirect and wholly owned subsidiary of the Company, Firstlogic, Inc., and Ralph Bouma, Jr. Business Objects Americas acquired all of the outstanding capital stock of Firstlogic, a global provider of enterprise data quality software and services. Options to acquire shares of Firstlogic common stock outstanding immediately prior to the consummation of the merger, whether or not exercisable or vested, were cancelled in consideration of a cash payment, assuming the options were in the money, pursuant to the terms of the Merger Agreement.
     The acquisition was an all-cash transaction of approximately $69 million. Of the total purchase price, $11.7 million has been placed in an escrow account. Of this amount, $3.1 million relates to potential merger consideration adjustments and will be available in July 2006. An additional $0.2 million has been placed in escrow to be available solely to pay the fees and expenses incurred or charged by the shareholder representative in accordance with the terms of the Merger Agreement. The remaining funds are security for the indemnification obligations set forth in the Merger Agreement and will be available for release on October 2007, subject to any claims for indemnification.
Contractual Obligations
     Our contractual obligations have not changed materially from those presented as of December 31, 2005 in our Annual Report on Form 10-K, except for an amendment to a lease agreement which we entered into on February 1, 2006 for our San Jose, California facility. We lease our facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2005, we estimated the total future minimum lease payments under non-cancelable operating leases at $272.7 million in aggregate. During the three months ended March 31, 2006, we amended our lease agreement for its premises in San Jose, California. The amendment results in a five year term extension of the lease from the original termination date in April 2011 to April 2016 and a rent adjustment equal to the greater of $9.00 per square foot annually or the fair market rental value at the time of the extension in April 2011. These new terms result in an estimated increase in the total operating lease commitments of approximately $3.4 million, assuming a $9.00 per square foot annual rate. This amendment also reduces our letter of credit obligation by 50%, or $3.5 million and provides for further annual reductions upon attainment of agreed upon financial benchmarks.

Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of March 31, 2006 or December 31, 2005. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
     We entered into a guarantee agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At March 31, 2006, there were four option contracts with the bank under this guarantee in the aggregate notional amount of $38.7 million. In addition, there were two forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $3.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at March 31, 2006.
     As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements with a bank. At March 31, 2006 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, we measured and recorded the fair value of these obligations at March 31, 2006 and December 31, 2005 and such amounts were included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of March 31, 2006 or December 31, 2005. In accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), our French pension plan, which is managed by a third party, is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan which represented approximately $0.1 million at March 31, 2006 and December 31, 2005. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the interpretation provisions of FIN 46 to their employee benefit plans that are accounted for under FAS 87. We have not provided the full disclosure under FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement benefit – an amendment of FASB Statements No. 87, 88, and 106” as this plan is not material to our operations.
Critical Accounting Policies
     Our audited consolidated financial statements and accompanying notes included in our 2005 Annual Report on Form 10-K and our unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Reports on Form 10-Q are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies and related disclosures, which appear in our 2005 Form 10-K, with our Audit Committee.
•	Recognition of revenues

•	Business combinations

•	Impairment of goodwill, intangible assets and long-lived assets

•	Contingencies and litigation

•	Accounting for income taxes

•	Stock-based compensation
     Except for stock-based compensation treatment as described below, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2006 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     On January 1, 2006, we adopted the provisions of FAS No.123R “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”), which requires the recognition of a stock-based compensation expense for the fair value of the equity awards. We elected to use the modified prospective approach as allowed by FAS 123R. The impact of stock-based compensation expense recognized under FAS 123R for the three months ended March 31, 2006 associated with grants made through March 31, 2006 was $13.4 million on income before income taxes, and $12.1 million on net income, representing an impact of $0.13 on both basic and diluted net income per ordinary share and ADS. As of March 31, 2006, total compensation cost related to unvested equity awards not yet recognized was $75.2 million, which is expected to be recognized over the next 2.53 years on a weighted-average basis. See Note 4 on shareholders’ equity for additional information.
     Until the adoption of FAS 123R, we accounted for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In addition, we followed the provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“FAS 148”), and disclosed the effects in annual and interim financial statements on reported net income (loss) and net income (loss) per share, as if the fair-value based method had been applied in measuring stock-based compensation expense.
     Through the end of 2004, the fair value of stock options, stock purchase plans and warrants was estimated using a Black-Scholes model. On January 1, 2005, we changed to a binomial-lattice model to value our stock options and warrants for all grants issued after that date.
     The use of a binomial-lattice model requires the use of actual employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in the three months ended March 31, 2006, and the related weighted average fair values and weighted average expected lives.

			2004
	Stock options	RSUs	IESPP	ESPP

Expected volatility	47%	N/A	32%	N/A
Risk-free interest rate (1)	3.53%	N/A	2.38%	N/A
Turnover rate
France	12%	N/A	N/A	N/A
Officers	14%	14%	13%	N/A

			2004
	Stock options	RSUs	IESPP	ESPP
Rest of the world	20%	20%	13%	N/A
Dividends		—	—	—
Weighted average fair value in $	15.03	40.88	8.41	1.66
Expected life (years)	4.57	N/A	0.5	N/A

(1)	IBoxx Eurozone five to seven years rate for the options in euro, Euribor six month rate for the 2004 IESPP
     As part of the FAS 123R adoption, we re-evaluated our assumptions used for the expected volatility. Based on the results of the analysis, we determined that it was more appropriate to allocate a 75% weight to the historical volatility and a 25% weight to the implied volatility. Prior to January 1, 2006, we had used an 82% weight for historical stock price volatility and an 18% weight for implied volatility.
     The risk-free interest rate assumption was based upon observed interest rates appropriate for the term and currency of our employee stock options. The turnover rate was based on our historical data and was applied to determine the number of awards expected to vest during the first year cliff vesting. The dividend yield assumption was based on our history and expectation of dividend payouts. The expected life of employee stock options represented the weighted-average period the stock options are expected to remain outstanding and was a derived output of the binomial-lattice model.
     The Company used historical employee exercise behavior for estimating future timing of exercises using geographic and employee grade categories to more accurately reflect exercise patterns.
     The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
     We began issuing RSUs in the latter part of 2005 and anticipate that they will become a more significant part of our equity award strategy in the future.
Recent Pronouncements
     Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R. Companies have one year from the later of the adoption of FAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.
     Accounting for Servicing of Financial Assets. In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement will require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either an amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. FAS 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Lastly, FAS 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 is effective in the first fiscal year that begins after September 15, 2006. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
     Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. FAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, FAS 155 amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective in the first fiscal year that begins after September 15, 2006. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
Factors Affecting Future Operating Results
     A description of the risk factors associated with our business is included under Part II, Item 1A. Risk Factors, Factors Affecting Future Operating Results, of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the three months ended March 31, 2006 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2005. Further information on the impact of foreign currency exchange rate fluctuations is further described in Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding this Item may be found under Part II, Item 1A. Risk Factors, Factors Affecting Future Operating Results, of this Quarterly Report on Form 10-Q. This information is incorporated by reference to this Item.
Item 1A. Risk Factors.
Factors Affecting Future Operating Results
     We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following section describes some, but not all, of these risks and uncertainties that may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report on Form 10-Q. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.
Risks Related to Our Business
Our quarterly operating results have been and will continue to be subject to fluctuation.
     Historically, our quarterly operating results have varied substantially from quarter to quarter, and we anticipate that this will continue. These fluctuations occur principally because our revenues vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed in the short-term and are based on anticipated levels of revenues. As a result, small variations in the timing of the recognition of revenue could cause significant variations in our quarterly operating results. While the variability of our revenues is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:
•	we typically record a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe and certain other countries generally slows during the summer months;

•	customers may delay purchase decisions in anticipation of (i) changes to our product line, (ii) new products or platforms, (iii) product enhancements or (iv) in response to announced pricing changes by us or our competitors;

•	our revenues typically vary based on the mix of products and services and the amount of consulting services that our customers order, and we expect this trend to continue for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we experience longer payment cycles for sales in certain foreign countries.
     General market conditions and other domestic or international macroeconomic and geopolitical factors unrelated to our performance also affect our quarterly revenues and operating results.
     Based upon the above factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon by shareholders.
Investors may be unable to compare our results after January 1, 2006 with our results in prior periods due to stock-based compensation expense which may cause our stock price to fall.
     Our ability to sustain or increase profitability on a quarterly or annual basis may be affected by recent changes in stock-based compensation accounting rules. On January 1, 2006 we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No.123R, “Share Based Payments”, which requires us to measure compensation costs for all stock-based compensation at fair value and to recognize these costs as expenses in our statements of income. As a result of the recognition of these expenses, our net income and earnings per share will be materially adversely affected, and we may not be profitable on a U.S. GAAP basis. Investors may find it difficult to compare our financial performance after January 1, 2006 with our prior performance because our cost of revenues, various categories of operating expenses and taxes are all affected by the adoption of FAS 123R. Although we are providing some information to assist investors to understand the impact of FAS 123R, investors may rely solely on our U.S. GAAP results and believe our results are worse than comparable prior periods and our stock price may fall.

Our revenues may be unpredictable due to the release of our BusinessObjects XI product, which integrates our existing Business Objects and Crystal Decisions product lines, and the expected end of life of our separate, existing Business Objects and Crystal Decisions products.
     In the past, customers have deferred purchase decisions as the expected release date of our new products has approached. In addition, customers have generally delayed making purchases of the new product to permit them to undertake a more complete evaluation of the new product or until industry analysts have commented upon the products. We released the Microsoft Windows version of BusinessObjects XI in January 2005. In late 2005, we also released BusinessObjects XI, release 2, for all supported languages. BusinessObjects XI could be particularly susceptible to deferred or delayed orders, since it represents the integration of our former stand-alone Business Objects and Crystal Decisions product lines. Some customers may delay purchasing BusinessObjects XI until later releases.
     Any customer hesitation could result in purchase delays from one quarter to the next, causing quarterly orders and associated shipments and revenues to vary more significantly during this transition than we have previously experienced. The impact on revenues of the introduction of BusinessObjects XI and BusinessObjects XI, release 2, may be exacerbated or reduced by normal seasonal spending patterns. In addition, our customers can elect to continue to use our stand-alone products. As a result, we may have to continue to support multiple products. Any continued support of these stand alone products would increase our operating expenses.
     In addition, we anticipate that the pattern of adoption of BusinessObjects XI and BusinessObjects XI, release 2, by existing customers, and the related impact on our revenues, may not be consistent with the patterns we have previously experienced. The old Business Objects and Crystal Decisions’ products will transition to end of life, with the specific end date varying depending on the customer and the product. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI product, which may be viewed by them as a more significant decision about how to manage their business intelligence platform. Some customers may be reluctant to transition from our existing stand-alone Business Objects products to BusinessObjects X1 due to the anticipated length and complexity of the migration, and may elect to either defer this purchase decision or to not purchase BusinessObjects XI at all. In addition, we cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI and BusinessObjects XI, release 2, or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.
If we overestimate revenues, and are unable to sufficiently reduce our expenses in any quarter, this could have a negative impact on our quarterly results of operations.
     Our revenues are difficult to forecast, and have fluctuated and will likely continue to fluctuate, significantly from quarter to quarter. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could prevent us from planning or budgeting accurately, and any resulting variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues, which could then harm our business, results of operations and financial condition.
     In addition, because our costs will be relatively fixed in the short term, we may be unable to reduce our expenses to avoid or minimize the negative impact on our quarterly results of operations if anticipated revenues are not realized. As a result, our quarterly results of operations could be worse than anticipated.
Since we are required to report our consolidated financial results under both the U.S. GAAP and IFRS rules, we may incur increased operating expenses, we may not fulfill the reporting requirements of one or both of these reporting regimes, we may be subject to inconsistent determinations with respect to our accounting policies under these regimes and investors may perceive our operating results to be drastically different under these regimes.
     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. We prepare our consolidated French financial statements in conformity with International Financial Reporting Standards (“IFRS”), and our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create the international standards, and the Financial Accounting Standards Board, have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS currently applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries and the accounting for business combinations. We filed our IFRS consolidated financial statements as of December 31, 2005 with the Authorité des Marchés Financiers (the “AMF”) on April 24, 2006 in our 2005 Document de Référence under the No. R. 06-038.
     Since we prepare separate consolidated financial statements in conformity with each of the U.S. GAAP and the IFRS rules, we may incur increasingly higher operating expenses, we may not be able to meet the reporting requirements of one or both of these reporting regimes and we may be subject to inconsistent determinations with respect to our accounting policies pursuant to each of these reporting regimes. In addition, due to the differences between the U.S. GAAP and IFRS rules, investors may perceive our operating results under U.S. GAAP to be drastically different from our operating results under IFRS, potentially resulting in investor confusion regarding our operating results.
Changes to current accounting policies could have a significant effect on our reported financial results or the way in which we conduct our business.
     Generally accepted accounting principles and the related accounting pronouncements, implementation guidelines and interpretations for some of our significant accounting policies are highly complex and require subjective judgments. Some of our more significant accounting policies that could be affected by changes in the accounting rules and the related implementation guidelines and interpretations include:
•	accounting for business combinations;

•	accounting for goodwill and other intangible assets;

•	accounting for uncertain tax positions;

•	earnings per share; and

•	software revenue recognition.
     Changes in these or other rules, or scrutiny of our current accounting practices, could have a significant adverse effect on our reported operating results or the way in which we conduct our business.
As a result of our adoption of FAS 123R, which requires us to expense all share-based payments awards in our income statement, our net income and earnings per share will be materially adversely affected.
     On January 1, 2006, we adopted the provisions of FAS 123R, Share-Based Payments, which requires us to recognize a stock-based compensation expense based on fair value of all share-based payment awards, including employee stock options, employee stock purchase plans, warrants and RSUs. In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment”, we have been required for our French consolidated financial statements to report the expense associated with stock-based compensation in our statements of income since January 1, 2004.
     The adoption of FAS 123R and the recognition of stock-based compensation expenses in our U.S. GAAP income statements, will materially adversely affect our net income and earnings per share, which could negatively impact our stock price. In addition, our effective tax rate will be adversely affected as a result of the adoption of FAS 123R since the underlying tax benefit is limited to option exercises by North American based employees associated with non-qualified option plans and disqualifying dispositions of shares acquired through incentive stock option and international employee stock purchase plans. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards will impact all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.
Changes in our stock-based compensation policy could adversely affect our ability to attract and retain employees.
     We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our shareholders. As a result of our adoption of FAS 123R, we will incur increased compensation costs associated with our stock-based compensation awards. This could make it more difficult for us to obtain shareholder approval of future stock-based compensation awards. Due to the increased costs of, and potential difficulty of obtaining shareholder approval for future stock-based compensation awards, we expect to reduce the total number of options available for grant to employees and the pool, of employees that is eligible to receive share-based awards. We cannot determine how these changes in our stock-based compensation policy, which will be effective as of the second quarter of 2006, will impact our hiring and retention of employees. In the absence of shareholder approval of future stock-based compensation awards, we may be unable to administer any option grant programs, which could adversely impact our hiring and retention of employees. In addition, if the companies with which we compete for employees do not change their stock-based compensation policies, we may no longer be competitive and may have difficulty hiring and retaining employees, and any such difficulty could materially adversely affect our business.
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
     Additionally, we may face competition from many companies with whom we have strategic relationships, including, International Business Machines Corporation, (“IBM”), Microsoft Corporation, Oracle Corporation and SAP AG, all of whom offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products will be specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.
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
     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. For example, in August 2005 and October 2005, we acquired SRC and Infommersion, respectively. In April 2006, we acquired Firstlogic, Inc. It is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. If this integration is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

We have strategic relationships with Microsoft, IBM and Oracle over which we have limited control and which, if terminated, could reduce our revenues and harm our operating results.
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
     We currently have strategic relationships with Microsoft, IBM and Oracle that enable us to bundle our products with those of Microsoft, IBM and Oracle, and we are also developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, IBM or Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, Microsoft, IBM and Oracle have designed their own business intelligence software and Microsoft is actively marketing its reporting product for its SQL server business intelligence platform. If Microsoft, IBM or Oracle reduces its efforts on our behalf or discontinues or alters its relationship with us, as SAP has done by notifying us of the pending termination of the OEM/reseller agreement, and instead increases its selling efforts of its own business intelligence software or develops a relationship with one of our competitors, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.
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
Our new software as a service offering, crystalreports.com, carries a number of risks, some of which may be harmful to our business.
     We recently announced the introduction of crystalreports.com, a software as a service (“SaaS”) offering. This on demand sharing platform enables customers to securely share important business information. This on-demand strategy carries a number of risks, including:
▪	We have no experience in the on-demand services market;

▪	We may not be able to deliver this product in the manner we have conveyed to customers;

▪	Customers may question the viability or security of our on demand services offering;

▪	We may not be able to provide sufficient, continuous customer support for crystalreports.com;

▪	We may incur higher than anticipated costs as we enter into the on demand services market;

▪	We could experience service interruptions with respect to this on demand service offering, which could potentially impact our revenues;

▪	We may not be able to comply in a timely or cost effective manner with privacy and other regulatory requirements that apply to this product;

▪	We may not realize anticipated market demand and acceptance of this on demand offering; and

▪	Sales of the on-demand sharing platform bundled with license sales may delay the timing of revenue recognition for arrangements that would otherwise have been recorded at the time of sale.
     If SaaS becomes an important channel for us, our ability to deliver crystalreports.com to customers’ satisfaction and to provide sufficient support will be critical. If crystalreports.com fails to meet customer expectations or if we fail to provide adequate support, our business could be adversely affected.
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
     It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.
We cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.
     Our ability to manage our operations and growth will require us to improve our operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems could cause internal control weaknesses.
     It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Crystal Decisions with our existing systems in 2004 and, as a result of our acquisition of SRC in August 2005, are currently integrating SRC’s systems with ours. Similarly, as a result of our acquisition of Infommersion in October 2005, we are integrating Infommersion’s systems with ours. We completed the acquisition of Firstlogic in April 2006, and have begun the process of integrating Firstlogic’s systems with ours. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired.
     If we fail to maintain an effective system of internal control or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, or if our independent registered public accounting firm is unable to attest to the effectiveness of our internal controls, is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.
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
     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed our U.S. Patent No. 5,555,403. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that our patent was not literally infringed, that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to a claim in our patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and has been briefed by the parties. We expect that the Court of Appeals for the Federal Circuit will schedule an appeals hearing to occur prior to the end of 2006. We cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.
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
     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. We filed our opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. The District Court has not yet set a schedule for further proceedings.
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that Business Objects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on

November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that we infringed these three patents have all been dismissed and will not proceed to trial. Judgment was entered in our favor on February 23, 2006. Microstrategy then filed a notice of appeal. Microstrategy’s opening brief is due in the next few months.
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
     In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial. On March 10, 2006, the Court of Appeal dismissed the Defendants’ application for permission to appeal the Court’s directions. Vedatech has filed an application requesting that our counsel be recused from the matter. A hearing on this application is currently scheduled for late May 2006, and we expect that a case management conference will follow.
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
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s United States Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe United States Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and dispositive motions are currently scheduled to be heard on August 4, 2006. No trial date has been set. We are vigorously defending this action. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.
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
     Our success depends upon a number of key management, sales, technical and other critical personnel, including our chief executive officer, John Schwarz, and Bernard Liautaud, who is our chairman of the board of directors and chief strategy officer, the loss of either of whom could adversely affect our business. The loss of the services of any key personnel or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives and the results of our operations. For example, Jonathan Schoonmaker, our Senior Vice President of Human Resources, has announced that he will be leaving our company in the second quarter of 2006 and Rene Bonvanie, our former Chief Marketing Officer, left the company in the first quarter of 2006. We cannot be certain we will be able to find a suitable replacement for either of these persons without expending significant time and resources, or at all, or that we will not experience additional departures. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully.
We have multinational operations that are subject to risks inherent in international operations.
     We have significant operations outside of France and the United States, including development facilities, sales personnel and customer support operations. Our international operations are subject to certain inherent risks including:
•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed development centers;

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights;

•	lack of experience in certain geographic markets;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs;

•	foreign laws and other government controls, such as trade and employment restrictions;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	political instability in the countries where we are doing business;

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions; and

•	different business practices and regulations, which may lead to the need for increased employee education and supervision.
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
     Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may increase or fluctuate for a variety of reasons, including:
•	changes in forecasted annual operating income;

•	changes in relative proportions of revenues and income before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

•	changes to actual or forecasted permanent differences between book and tax reporting, including the tax effects of purchase accounting for acquisitions and non-recurring charges which may cause fluctuations between reporting periods;

•	impacts from any future tax settlements with state, federal or foreign tax authorities;

•	impacts from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•	impacts from acquisitions and related integration activities; or

•	impacts from new FASB or IFRS requirements.
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
     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a Protest Letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and are included in the income taxes payable balance on the consolidated balance sheets at December 31, 2005 and March 31, 2006. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect this to have a negative impact on our cash and cash equivalents balance as the result of the payment of income taxes, but as this relates to a matter addressed in purchase price accounting, will have no impact on our net income.
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
     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and was equal to 2,195,050 ordinary shares based on our share capital as of March 31, 2006. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,858,201 ordinary shares based on our voting rights as of March 31, 2006, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.
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

We have not declared or paid cash dividends to our shareholders and do not anticipate doing so in the near future.
     We currently intend to use all of our operating cash flow to finance our business for the foreseeable future. We have never declared or paid cash dividends to our shareholders, and we do not anticipate that we will distribute cash dividends in the near term. Although we may in the future distribute a portion of our earnings as cash dividends to shareholders, the determination of whether to declare cash dividends and, if so, the amount of such dividends will be based on facts and circumstances existing at the time of determination. We may not distribute cash dividends in the near future, or at all.
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
The sale price of our ADSs on the Nasdaq National Market for the period of January 1, 2005 to April 30, 2006 ranged from a low of $22.49 to a high of $43.32.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2006, we did not repurchase any of our ordinary shares or ADSs. At March 31, 2006, a maximum of 6,730,616 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase program. On June 14, 2005, our shareholders approved the proposal to authorize our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of our share capital, at a price not to exceed €30.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 14, 2005, also requires that the total number of treasury shares may not exceed 10% of our share capital.

Item 6. Exhibits

Exhibit
No.	Description
3.1(1)	Amended and Restated Bylaws of Business Objects S.A., as amended April 20, 2006 (English translation).

10.22.1(2)	Amendment to Lease Agreement dated February 1, 2006 by and between 475 Java Drive Associates, L.P. and Business Objects Americas, effective as of March 28, 2006.

10.35.3(3)	Agreement between Societe Generale and Business Objects S.A., effective March 1, 2006.

10.70(4)†	Contract of Employment between Business Objects (U.K.) Ltd. and Bernard Liautaud dated March 7, 2006.

10.71(5)†	Employment Agreement between Business Objects Americas and Bernard Liautaud dated March 13, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

[1]	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on April 26, 2006.

[2]	Incorporated by reference to Exhibit 10.22.1 filed with our Current Report on Form 8-K filed with the SEC on March 31, 2006.

[3]	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006.

[4]	Incorporated by reference to Exhibit 10.70 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006.

[5]	Incorporated by reference to Exhibit 10.71 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A. (Registrant)
Date: May 9, 2006	By:	/s/ John G. Schwarz
John G. Schwarz
Chief Executive Officer

Date: May 9, 2006	By:	/s/ James R. Tolonen
James R. Tolonen
Chief Financial Officer and Senior Group Vice President

EXHIBIT INDEX

Exhibit
No.	Description
3.1(1)	Amended and Restated Bylaws of Business Objects S.A., as amended April 20, 2006 (English translation).

10.22.1(2)	Amendment to Lease Agreement dated February 1, 2006 by and between 475 Java Drive Associates, L.P. and Business Objects Americas, effective as of March 28, 2006.

10.35.3(3)	Agreement between Societe Generale and Business Objects S.A., effective March 1, 2006.

10.70(4)†	Contract of Employment between Business Objects (U.K.) Ltd. and Bernard Liautaud dated March 7, 2006.

10.71(5)†	Employment Agreement between Business Objects Americas and Bernard Liautaud dated March 13, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

[1]	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on April 26, 2006.

[2]	Incorporated by reference to Exhibit 10.22.1 filed with our Current Report on Form 8-K filed with the SEC on March 31, 2006.

[3]	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006.

[4]	Incorporated by reference to Exhibit 10.70 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006.

[5]	Incorporated by reference to Exhibit 10.71 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006.