Form 10-Q
period 2006-06-30
BUSINESS OBJECTS S.A.
filed 2006-08-09
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑            Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, the number of issued ordinary shares was 96,414,208, €0.10 nominal value, (including 171,987 treasury shares of which 47,289 American depositary shares (“ADSs”) are owned by the Business Objects Employee Benefit Sub Plan Trust, 2,157,875 ADSs held by Business Objects Option LLC and 485,157 ADSs held by the Business Objects Employee Benefit Sub Plan Trust). Of this number of issued shares, 25,101,642 shares are in the form of ADSs. As of July 31, 2006, the registrant had issued and outstanding 93,599,189 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	June 30,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$469,490	$332,777
Short-term investments	5,041	4,651
Restricted cash	30,545	22,157
Accounts receivable, net	239,401	265,672
Deferred tax assets	13,106	13,605
Prepaid and other current assets	60,919	60,880

Total current assets	818,502	699,742
Goodwill	1,210,775	1,166,043
Other intangible assets, net	122,607	110,512
Property and equipment, net	85,888	74,116
Deposits and other assets	28,766	34,945
Long-term restricted cash	26,428	20,858
Long-term deferred tax assets	15,230	17,142

Total assets	$2,308,196	$2,123,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,118	$45,777
Accrued payroll and related expenses	73,940	83,332
Income taxes payable	95,034	79,820
Deferred revenues	265,920	201,788
Other current liabilities	78,799	72,098
Escrows payable	24,970	21,728

Total current liabilities	590,781	504,543
Long-term escrows payable	19,951	10,902
Other long-term liabilities	8,487	8,871
Long-term deferred tax liabilities	2,290	2,853
Long-term deferred revenues	8,480	6,734

Total liabilities	629,989	533,903
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.13 at June 30, 2006 and $0.12 at December 31, 2005): authorized 265,969 and 120,842; issued 96,396 and 95,304; issued and outstanding 93,569 and 92,262; respectively at June 30, 2006 and December 31, 2005	10,524	10,359
Additional paid-in capital	1,257,437	1,217,473
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan Trust shares: 2,827 shares at June 30, 2006 and 3,041 shares at December 31, 2005	(4,214)	(3,223)
Retained earnings	362,631	342,345
Unearned compensation	—	(12,243)
Accumulated other comprehensive income	51,829	34,744

Total shareholders’ equity	1,678,207	1,589,455

Total liabilities and shareholders’ equity	$2,308,196	$2,123,358

(1)	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006 (1)	2005	2006 (1)	2005
	(unaudited)		(unaudited)
Revenues:
Net license fees	$123,110	$124,858	$249,004	$240,009
Services	171,374	137,551	323,751	271,175

Total revenues	294,484	262,409	572,755	511,184
Cost of revenues:
Net license fees	10,276	7,249	18,252	14,417
Services	66,023	52,781	126,790	104,162

Total cost of revenues	76,299	60,030	145,042	118,579

Gross profit	218,185	202,379	427,713	392,605
Operating expenses:
Sales and marketing	123,123	104,787	240,623	208,509
Research and development	52,644	40,427	96,381	80,701
General and administrative	28,965	22,218	59,328	47,031

Total operating expenses	204,732	167,432	396,332	336,241
Income from operations	13,453	34,947	31,381	56,364
Interest and other income, net	3,008	3,178	5,863	7,578

Income before provision for income taxes	16,461	38,125	37,244	63,942
Provision for income taxes	(8,512)	(14,986)	(16,958)	(25,797)

Net income	$7,949	$23,139	$20,286	$38,145

Basic net income per ordinary share and ADS	$0.09	$0.26	$0.22	$0.43

Diluted net income per ordinary share and ADS	$0.08	$0.25	$0.21	$0.42

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	93,310	90,030	92,946	89,727

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	95,083	92,089	95,162	91,650

(1)	Costs and expenses for the three and six months ended June 30, 2006 include stock-based compensation expense recorded in accordance with FAS 123(R). See Notes 1 and 4 to the Condensed Consolidated Financial Statements for additional information.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
Operating activities:
Net income	$20,286	$38,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,770	16,516
Amortization of other intangible assets	19,146	16,040
Stock-based compensation expense	24,917	2,360
Excess tax benefits from stock-based compensation	(2,422)	—
Acquired in-processes research and development	3,300	—
Deferred income taxes	(5,789)	3,850
Changes in operating assets and liabilities:
Accounts receivable, net	45,546	29,019
Prepaid and other current assets	6,654	(8,865)
Deposits and other assets	6,282	7,563
Accounts payable	2,499	4,523
Accrued payroll and related expenses	(21,645)	(14,389)
Income taxes payable	16,937	(14,067)
Deferred revenues	45,860	15,517
Other liabilities	(1,953)	(24,943)
Short-term investments classified as trading	(390)	(15)

Net cash provided by operating activities	174,998	71,254

Investing activities:
Purchases of property and equipment	(22,807)	(13,891)
Business acquisitions, net of acquired cash	(55,482)	—
Increase in escrows payable	12,099	—
Transfer of cash to restricted cash accounts	(13,766)	—

Net cash used in investing activities	(79,956)	(13,891)

Financing activities:
Issuance of shares	25,361	16,057
Excess tax benefits from stock-based compensation	2,422	—

Net cash provided by financing activities	27,783	16,057

Effect of foreign exchange rate changes on cash and cash equivalents	13,888	(911)

Net increase in cash and cash equivalents	136,713	72,509
Cash and cash equivalents, beginning of the period	332,777	293,485

Cash and cash equivalents, end of the period	$469,490	$365,994

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
     On December 11, 2003, the Company acquired Crystal Decisions Inc. The acquisition of Crystal Decisions did not result in any new reportable segments. In 2005, the Company acquired SRC Software Inc., Medience S.A. and Infommersion, Inc., none of which resulted in any new reportable segments. On April 1, 2006, the Company acquired Firstlogic, Inc. The acquisition of Firstlogic did not result in any new reportable segments.
Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, revenue recognition, valuation assumptions utilized in business combinations, impairment of goodwill and other intangible assets, contingencies and litigation, allowances for doubtful accounts, stock-based compensation and taxes. Actual results could differ from those estimates.
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
Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub Plan Trust Shares
     At June 30, 2006, the difference between the 96.4 million issued ordinary shares and the 93.6 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represents the 2.8 million shares held by Business Objects Option LLC, Employee Benefit Sub Plan Trust and in treasury which are included in the caption “Treasury, Business Objects Option LLC and Employee Benefit Sub-Plan Trust Shares.” Shares held by Business Objects Option LLC and by the Employee Benefit Sub-Plan Trust to be relinquished upon the exercise of options assumed in connection with the Crystal Decisions, SRC and Infommersion acquisitions and upon the vesting of the Restricted Stock Units (“RSUs”), respectively, are not deemed to be outstanding, they will not be entitled to voting rights, and will not be included in the calculation of basic net income per ordinary share and American Depositary Share (“ADS”) until such time as the option holders exercise their options and the RSUs vest.

     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants, vesting of RSUs and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist by EuronextTM (Compartment A) and the ADSs are traded on the Nasdaq Global Market.
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
     For each arrangement, the Company determines whether persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products, maintenance and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered maintenance and/or service elements based on vendor-specific objective evidence of fair value of the undelivered maintenance and/or service elements and the residual amount of revenues are allocated to the delivered elements. As the Company does not have VSOE of fair value for software products, no revenue is recorded until all contracted-for software products have been delivered. In the case of term-based licenses, revenue is generally recognized ratably over the term of the license as the Company does not have VSOE of fair value for the PCS sold with such term licenses.
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
Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted the provisions of FAS 123(R) “Share-Based Payment, an Amendment of FAS Statements No. 123 and 95” (“FAS 123(R)”) which requires recognition of stock-based compensation expense for all share-based payment awards based on fair value. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with FAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), as if the fair value method defined by FAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company applied the provisions of SAB 107 in its adoption of FAS 123(R).
     The Company elected to use the modified prospective approach and has not restated results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS No. 123 “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123(R). The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line bases over the requisite service period of the award.
     Through the end of 2004, management estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes option-pricing valuation model (“Black-Scholes model”). In the assessment of the application of the International Financial Reporting Standards (“IFRS”) on “Share-Based Payment” (“IFRS 2”), for its international reporting requirements, and the adoption of FAS 123(R) under U.S. GAAP on January 1, 2006, the Company changed to a binomial-lattice option-pricing model (“binomial-lattice model”) to value its stock options and warrants for all grants issued after January 1, 2005. The Company currently expects that the fair value for stock options and warrants will continue to be determined using the binomial-lattice model under FAS 123(R).
     The Company retained the Black-Scholes model for the calculation of the fair value of shares under its 2004 International Employee Stock Purchase Plan (“2004 IESPP”). The Company is unable to reasonably estimate the fair value of shares issued under its French Employee Stock Purchase Plan (“ESPP”) because the measurement date is not established until the end of the purchase period. In accordance with FASB Technical Bulletin No. 97-1, the Company valued shares issuable under this plan using the intrinsic value method at the end of the purchase period. The Company determines the fair value of RSUs at the grant date based on the Company’s stock price on the NASDAQ. For RSUs and stock options subject to performance conditions, the grant date is determined when the objectives are known and mutually understood by the employer and the employee.
Net Income per Ordinary Share and ADS
     In accordance with FAS No. 128, “Earnings per Share,” basic net income per ordinary share and ADSs was computed using the weighted average number of ordinary shares and ADSs outstanding during the period. Diluted net income per ordinary share and ADS was computed using the weighted average number of ordinary shares and ADSs and dilutive ordinary and ADS equivalent shares outstanding during the period using the treasury stock method. Dilutive ordinary and ADS equivalent shares primarily consist of employee stock options, RSUs and warrants. Under the treasury stock method, the amount the employee must pay for exercising an equity award, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are assumed to be used to repurchase Company shares.
Recent Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
     Accounting for Servicing of Financial Assets. In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FAS Statement No. 140” (“FAS 156”). This Statement amends FAS Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement will require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either an amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. FAS 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under FAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Lastly, FAS 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 is effective in the first fiscal year that begins after September 15, 2006. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
     Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FAS Statements No. 133 and 140” (“FAS 155”). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. FAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, FAS 155 amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective in the first fiscal year that begins after September 15, 2006. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
     Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R). Companies have one year from the later of the adoption of FAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company is currently evaluating which transition method to adopt and the potential impact of this new guidance on its results of operations and financial position.
2. Derivative Financial Instruments
     The Company conducts business in several currencies and as such, is exposed to adverse movements in currency exchange rates. The Company uses derivative instruments to manage certain of these risks in accordance with the objectives to reduce earnings volatility (due to movements in foreign currency exchange rates) and to manage exposures related to foreign currency denominated assets and liabilities. The Company minimizes credit risk by limiting its counterparties to major financial institutions.
     The Company enters into foreign exchange forward contracts to reduce short-term effects of currency exchange rate fluctuations on certain foreign currency intercompany obligations. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations. These gains and losses are recognized in earnings as they do not qualify for hedge accounting. During the three and six months ended June 30, 2006, a number of contracts were settled, which resulted in a net cash inflow of $0.6 million and a net cash outflow $0.1 million, respectively, resulting in the reduction of the cumulative mark-to-market balance of the forward contracts. Certain of these contracts were swapped forward.

     The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), the Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At June 30, 2006, the forward and option contracts outstanding had maturity dates ranging from July 5, 2006 through April 12, 2007. At June 30, 2006, a mark to market net loss of approximately $0.2 million on the revaluation of these forward and option contracts was recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). A realized net loss of $0.3 million and a realized net gain of less than $0.1 million on the settlement of option contracts were recorded in the statement of income during the three and six months ended June 30, 2006, respectively.
     At June 30, 2006, the Company concluded that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.
     The Company’s derivative financial instruments are summarized in the table below:

	June 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)		(in millions)
U.S. dollar equivalent of derivatives not designated as hedges	$14.7	$0.3	$67.8	$0.1
U.S. dollar equivalent of derivatives designated as cash flow hedges	$72.7	$(0.1)	$19.8	$0.2
     All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $0.8 million and other current liabilities of $0.6 million at June 30, 2006, and as part of other current assets in the amount of $0.5 million and other current liabilities of $0.2 million at December 31, 2005.
3. Accounts Receivable
     Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $11.1 million at June 30, 2006 and $12.2 million at December 31, 2005. The allowance for doubtful accounts portion represented $8.2 million of the $11.1 million balance at June 30, 2006, and $8.8 million of the $12.2 million balance at December 31, 2005.
4. Shareholders’ Equity
     The Company grants stock options to its employees and officers pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock purchase plans. The Company also grants warrants to purchase shares to its non-employee directors and, since November 2005, RSUs to its employees, including officers. Shares are generally issued by the Company upon exercise of options or warrants or on the date of grant certain of restricted stock awards granted to employees outside France.
     The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to at least the fair market value of the underlying ordinary shares on the date of grant. The standard stock-option vesting schedule is a four year vesting calendar, with 25% one year after grant date, with the remainder vesting ratably over the remaining 36 months. The standard warrant vesting schedule is three years with ratable vesting. The RSU vesting calendar varies depending on each grant, but is generally three years with ratable vesting. With the exception of the Crystal Decisions and Infommersion converted options which are denominated in U.S. dollars, the stock awards granted by the Company are denominated in euros. The conversion of the compensation expense amortized to each period fluctuates based on the currency exchange rate applicable for the period reported.

     At June 30, 2006, there were four approved compensation plans under which stock options were outstanding. The shareholders of the Company had also approved three employee stock purchase plans under which the issuance of shares of the Company’s stock was approved, and the 2001 Stock Incentive Sub-Plan (“Sub-Plan”) under which the issuance of RSUs were granted.
     On January 1, 2006, the Company adopted the provisions of FAS No.123(R) which requires the recognition of stock-based compensation expense for all share-based payment awards based on fair values. Under FAS 123(R), the impact on the consolidated financial statements for the three and six months ended June 30, 2006 for income before income taxes was $11.5 million and $24.9 million, respectively, and the impact on net income was $10.1 million and $22.2 million, respectively. The impact on basic and diluted net income per share was $0.11 and $0.11, respectively for the three months ended June 30, 2006, and $0.24 and $0.23, respectively for the six months ended June 30, 2006. In addition, prior to the adoption of FAS 123(R), the Company presented the tax benefits of stock option exercises as operating cash flows. Beginning with the adoption of FAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and tax benefits resulting from exercises of options vested as of January 1, 2006 are now classified as financing cash flows.
     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation during the three and six months ended June 30, 2005 compared with reported information for the three and six months ended June 30, 2006 as follows (in thousands, except per share amounts):

	For the three months
	ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net income — as reported for prior periods (1)	N/A	23,139	N/A	38,145
Add: Amortization of stock-based compensation expense included in reported net income, net of estimated tax related benefits	N/A	729	N/A	1,516
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of estimated tax related benefits for the three and six months ended June 30, 2005 of $1,036 and $2,082, respectively (2)	N/A	(9,427)	N/A	(20,660)
Net income, including the effect of stock-based compensation expense — pro forma in 2005 (3)	7,949	14,441	20,286	19,001
Net income per ordinary share and ADS — as reported Basic for prior periods (1)	N/A	0.26	N/A	0.43
Net income per ordinary share and ADS — as reported Diluted for prior periods (1)	N/A	0.25	N/A	0.42
Net income per ordinary share and ADS — Basic, including the effect of stock-based compensation — pro forma in 2005 (3)	0.09	0.16	0.22	0.21
Net income per ordinary share and ADS — Diluted, including the effect of stock-based compensation — pro forma in 2005 (3)	0.08	0.16	0.21	0.21

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of FAS 123.

(3)	Net income and net income per share for the three months ended June 30, 2006 included stock-based compensation expense of $10,090, net of tax benefits of $1,418. Net income and net income per share for the six months ended June 30, 2006 included stock-based compensation expense of $22,181, net of tax benefits of $2,737. Net income and net income per share prior to 2006 represent pro forma information based on FAS 123. The reported pro forma net income for the three and six months ended June 30, 2005 was revised, resulting in a decrease of $5.0 million and $12.3 million, respectively, from previously disclosed amounts to include stock-based compensation expense related to options assumed in connection with the Crystal Decisions acquisition, options exchanged under the stock option exchange programs, actual forfeitures, and revised estimated tax benefits.
     The amortization of stock-based compensation expense included in reported net income for the three and six months ended June 30, 2005 represented amortization of unearned compensation related to stock options assumed in the Crystal Decisions acquisition that were unvested at the time of the acquisition.
     Through the end of 2004, the fair value of stock options, stock purchase plans and warrants was estimated using a Black-Scholes model. On January 1, 2005, the Company changed to a binomial-lattice model to value its stock options and warrants for all grants issued after that date.
     The use of a binomial-lattice model requires the use of employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in the three and six months ended June 30, 2006, and the related weighted average fair values and weighted average expected lives.

	For the three months ended				For the six months ended
	June 30, 2006				June 30, 2006
			2004				2004
	Stock options	RSUs	IESPP	ESPP	Stock options	RSUs	IESPP	ESPP
Expected volatility	48%	N/A	29%	N/A	48%	N/A	30%	N/A
Risk-free interest rate (1)	3.80%	N/A	3.03%	N/A	3.70%	N/A	2.71%	N/A
Turnover rate
France	12%	N/A	N/A	N/A	12%	N/A	N/A	N/A
Officers	14%	14%	8%	N/A	14%	14%	10%	N/A
Rest of the world	20%	20%	8%	N/A	20%	20%	10%	N/A
Dividends	—	—	—	—	—	—	—	—
Weighted average fair value in $	12.13	29.49	7.76	N/A	13.21	33.12	8.08	1.66
Expected life (years)	4.96	2.00	0.5	N/A	4.82	1.64	0.5	N/A

(1)	IBoxx Eurozone five to seven years rate for the options in euro, Euribor six month rate for the 2004 IESPP
     The table below summarizes the assumptions used to value the equity awards in the three and six months ended June 30, 2005, and the related weighted average fair values and weighted average expected lives.

	For the three months ended			For the six months ended
	June 30, 2005			June 30, 2005
		2004			2004
	Stock options	IESPP	ESPP	Stock options	IESPP	ESPP
Expected volatility	55%	41%	N/A	55%	42%	N/A
Risk-free interest rate (1)	2.9%	2.16%	N/A	2.9%	2.04%	N/A
Turnover rate
France	12%	N/A	N/A	12%	N/A	N/A
Rest of the world	20%	N/A	N/A	20%	N/A	N/A
Dividends	—	—	—	—	—	—
Weighted average fair value in $	11.18	6.52	N/A	11.18	6.18	7.09
Expected life (years)	4.73	0.5	N/A	4.73	0.5	N/A

(1)	IBoxx Eurozone five to seven years rate for the options in euro, Euribor six month rate for the 2004 IESPP
     As part of the FAS 123(R) adoption, the Company re-evaluated its expected volatility assumptions. Based on the results of the analysis, the Company determined that it was more appropriate to allocate a 75% weight to the historical volatility and a 25% weight to the implied volatility. Prior to January 1, 2006, the Company had used an 82% weight for historical stock price volatility and an 18% weight for implied volatility.
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
Equity award activity for the six months ended June 30, 2006, was as follows (in thousands, except weighted data):

						Weighted-
						average
				Weighted	Aggregate	remaining
	Number of awards			average	intrinsic	contractual
		Stock		exercise price	value (in	term (in
	Warrants	options	RSUs	(in $) (1)	$) (2)	years)
Outstanding at January 1, 2006	435	13,100	389	27.77	200,697	7.10
Granted (3)		1,895	230	29.00	7,152
Cancelled / Expired	(45)	(942)	(24)	27.98	7,726
Exercised	(30)	(993)	(63)	16.65	20,202

Outstanding at June 30, 2006	360	13,060	532	30.59	56,388	6.83
Exercisable at June 30, 2006	255	7,040		32.03	34,698	5.67
Unvested at June 30, 2006	105	6,020	532

(1)	translated in U.S. dollars based on the noon buying rate as published by the Federal Reserve of Bank of New York for grants, exercises and cancellations and based on the closing rate on June 30, 2006 for outstanding options.

(2)	computed based on the closing quote on NASDAQ and the option exercise price translated in U.S. dollars as per (1) above.

(3)	as stock options are granted with an exercise price equal to the closing price on Euronext on the grant date, the intrinsic value of grants is limited to RSUs.

The total intrinsic value of options exercised during the six months ended June 30, 2005 was $8.3 million. No restricted stock units vested during the six months ended June 30, 2005. The total fair value of restricted stock units vested during the six months ended June 30, 2006 was $2.3 million.
Net cash proceeds from the exercises of stock options and warrants, and purchases under the 2004 IESPP and the ESPP were $25.4 million for the six months ended June 30, 2006. The income tax benefit realized from stock options exercises during the six months ended June 30, 2006 was $2.6 million.
The following table summarizes the unvested equity award activity for the six months ended June 30, 2006:

		Weighted-
	Number of	average grant
	awards (in	date fair value
	thousands)	(in $)
Unvested at January 1, 2006	6,688	15.24
Granted	2,125	15.10
Vested	(1,294)	14.75
Forfeited	(862)	13.00

Unvested at June 30, 2006	6,657	15.49
As of June 30, 2006, total compensation cost related to unvested awards not yet recognized was $79.9 million, and was expected to be recognized over a weighted-average period of 2.81 years. The unrecognized amount included the performance awards for which no FAS 123(R) grant date had yet been determined. For these awards, the fair value was estimated based on the stock price at the reporting date and on 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during the six months ended June 30, 2006.
The following table summarizes the stock-based compensation expense, net of tax, related to warrants, stock options, RSUs and employee stock purchase plans under FAS 123(R) for the three months ended June 30, 2006, which was allocated as follows (in thousands):

		Stock		2004
	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees		$9		$1		$10
Cost of services		1,240	$10	203		1,453
Sales and marketing		3,149	66	478		3,693
Research and development		1,605	12	208		1,825

General and administrative	$263	3,383	798	83		4,527

Total compensation expense	263	9,386	886	973		11,508

Income tax benefit	—	(1,373)	(45)	—		(1,418)

Total compensation expense, net of tax	$263	$8,013	$841	$973	$—	$10,090

The following table summarizes the stock-based compensation expense, net of tax, related to warrants, stock options, RSUs and employee stock purchase plans under FAS 123(R) for the six months ended June 30, 2006, which was allocated as follows (in thousands):

		Stock		2004
	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees		$20		$2		$22
Cost of services		2,406	$10	369	$5	2,790
Sales and marketing		6,118	101	971	16	7,206
Research and development		3,254	22	354	32	3,662

General and administrative	$441	6,671	3,957	159	10	11,238

Total compensation expense	441	18,469	4,090	1,855	63	24,918

Income tax benefit	—	(2,663)	(74)	—	—	(2,737)

Total compensation expense, net of tax	$441	$15,806	$4,016	$1,855	$63	$22,181

5. Acquisitions
Acquisition of Firstlogic, Inc.
     On April 1, 2006, the Company’s wholly owned subsidiary, Business Objects Americas, acquired Firstlogic, Inc. (“Firstlogic”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated February 8, 2006, between the Company, Business Objects Americas, Flagship Acquisition Corporation, an indirect and wholly owned subsidiary of the Company, Firstlogic, Inc., and Ralph Bouma, Jr. Business Objects Americas acquired all of the outstanding capital stock of Firstlogic, a global provider of enterprise data quality software and services. In-the-money options to acquire shares of Firstlogic common stock outstanding immediately prior to the consummation of the Merger, whether or not exercisable or vested, were cancelled in consideration of a cash payment, in accordance with and pursuant to the terms of the Merger Agreement. The results of operations were included in the consolidated financial statements after the date of acquisition.
     The acquisition was an all-cash transaction of approximately $65.9 million. Of the total purchase price, $11.7 million was placed in an escrow account. Of this amount, $3.1 million relates to a post-closing merger consideration adjustment. The Company notified the Firstlogic shareholder representative of its intention to seek funds from the escrow for the merger consideration adjustment in June 2006 and is currently working with the Firstlogic shareholder representative to finalize the adjustment. An additional $0.2 million was placed in escrow to be available solely to pay the fees and expenses incurred or charged by the Firstlogic shareholder representative in accordance with the terms of the Merger Agreement. The remaining funds are security for the indemnification obligations set forth in the Merger Agreement, and will be available for release in October 2007, subject to any claims for indemnification.
   The acquisition was accounted for under the purchase method of accounting. A summary of the acquisition is as follows (in millions):

		Net Tangible
	Purchase	Liabilities	Fair Value of	In-Process R&D
Acquisition	Consideration	Acquired	Intangibles	(“IPR&D”)	Goodwill
Firstlogic, Inc.	$65.9	$(7.9)	$27.4	$3.3	$43.1
     The purchase price allocation set forth above is preliminary and may change if information becomes available that results in a change in the transaction costs, assets acquired or liabilities assumed at the date of purchase.
     The fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

Maintenance Contracts and
	Developed Technology		Consulting Relationships		Non-Compete Agreements
		Estimated		Estimated		Estimated
		Useful Life		Useful Life		Useful Life
	Fair Value	(in Years)	Fair Value	(in Years)	Fair Value	(in Years)	Total
Firstlogic, Inc.	$16.3	5	$10.9	6	$0.2	2	$27.4
  All the above items, including IPR&D, were valued using the excess earnings method under the income approach. Pro forma financial information including this acquisition has not been presented as the historical operations of Firstlogic, Inc. were not material to the Company’s consolidated financial statements.
6. Goodwill and Other Intangible Assets
     In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2006.
     The change in the carrying amount of goodwill was as follows (in thousands):

	June 30,	December 31,
	2006	2005
Balance, beginning of the year	$1,166,043	$1,067,694
Goodwill acquired during the period	43,092	114,119
Goodwill adjustments relating to prior year acquisitions	914	(15,617)
Impact of foreign currency fluctuations on goodwill	726	(153)

Balance, end of the period	$1,210,775	$1,166,043

     On April 1, 2006, the Company’s wholly owned subsidiary, Business Objects Americas, acquired Firstlogic, Inc., resulting in total goodwill of $43.1 million. During 2005, the Company’s wholly owned subsidiary, Business Objects Americas, completed the acquisitions of SRC and Infommersion, and the Company acquired Medience, resulting in total goodwill of $114.1 million. In 2005, the Company determined that $15.6 million of valuation allowance and tax liability accruals, which comprised a component of the Crystal Decisions’ purchase price and a component of Acta Technology, Inc.’s (which was acquired in 2002) purchase price, were no longer required since they no longer represented specific identifiable liabilities. Therefore, goodwill was reduced by $15.6 million in 2005. This determination was made based on the passage of time, and other events, including the completion of certain tax audits.
     Other intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Developed technology	$144,542	$120,972
Maintenance and support contracts	61,037	50,837
Trade names	7,221	6,043

Total other intangible assets, at cost	212,800	177,852
Accumulated amortization on other intangible assets	(90,193)	(67,340)

Other intangible assets, net	$122,607	$110,512

     On April 1, 2006, the Company acquired Firstlogic, Inc., resulting in additional intangible assets of $27.4 million. Certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.
     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Amortization of:
Developed technology (included in cost of net license fees)	$6,976	$5,261	$13,005	$10,733
Maintenance and support contracts (included in cost of services revenues)	2,934	2,315	5,472	4,631
Trade names (included in operating expenses)	367	331	669	676

Total other intangibles amortization expense	$10,277	$7,907	$19,146	$16,040

     The estimated future amortization expense of other intangible assets existing at June 30, 2006 is presented in U.S. dollars based on the June 30, 2006 period-end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

Remainder of 2006	$21,082
2007	40,683
2008	38,026
2009	10,426
2010	8,958
Thereafter	3,432

Total	$122,607

7. Net Income per Share
     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$7,949	$23,139	$20,286	$38,145

Denominator:
Weighted average shares outstanding	93,310	90,030	92,946	89,727

Net income per share — basic	$0.09	$0.26	$0.22	$0.43

Diluted net income per share:
Numerator:
Net income	$7,949	$23,139	$20,286	$38,145

Denominator:
Weighted average shares outstanding	93,310	90,030	92,946	89,727
Incremental shares attributable to shares under employee stock option plans, warrants and RSUs (treasury stock method)	1,773	2,059	2,216	1,923

Weighted average shares outstanding plus incremental shares	95,083	92,089	95,162	91,650

Net income per share — diluted	$0.08	$0.25	$0.21	$0.42

     For the three and six months ended June 30, 2006, approximately 0.4 million and 1.1 million stock options and warrants were exercised and RSUs were vested, respectively, of which approximately 0.2 million and 0.4 million represented exercises of options held by Business Objects Option LLC. For the three and six months ended June 30, 2005, approximately 0.3 million and 0.7 million stock options were exercised, respectively, of which approximately 0.1 million and 0.4 million represented exercises of options held by Business Objects Option LLC. At June 30, 2006, 13.9 million stock options, RSUs and warrants were outstanding in aggregate. At June 30, 2005, 13.4 million stock options and warrants were outstanding in aggregate.
     For the three months ended June 30, 2006 and 2005, respectively, 6.3 million and 6.1 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share because the option or warrant exercise prices during the respective periods was greater than the average market price of the ordinary shares or ADSs and, therefore, the effect would have been anti-dilutive. For the six months ended June 30, 2006 and 2005, respectively, 4.7 million and 6.3 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation. These options could be dilutive in future periods.
8. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three and six months ended June 30, 2006 and 2005, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized (gains) losses on cash flow hedges settled in the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$7,949	$23,139	$20,286	$38,145
Other comprehensive income:
Foreign currency translation adjustments	14,386	(4,755)	17,412	(4,891)
Unrealized net gains (losses) on cash flow hedges, net of tax	185	505	(449)	862
Realized net (gains) losses on cash flow hedges, net of tax, reclassified into earnings	252	(168)	122	(168)

Total comprehensive income	$22,772	$18,721	$37,371	$33,948

9. Business Segment Information
     The Company has one reportable segment — business intelligence software products and services. The Company recognises its net license fees from three product families: Business Intelligence Platform, Enterprise Performance Management Solutions and Enterprise Information Management Solutions, which includes Data Integration and Data Quality. The Company does not provide service revenues by product family as it does not manage its operations on this basis. The following table summarizes net license fees recognized from each product family and total service revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net license fees (1):
Business Intelligence Platform	$96,141	$109,278	$200,979	$210,188
Enterprise Performance Management Solutions	15,144	8,929	29,355	17,169
Enterprise Information Management Solutions	11,825	6,651	18,670	12,652

Total net license fees	$123,110	$124,858	$249,004	$240,009
Total service revenues	171,374	137,551	323,751	271,175

Total revenues	$294,484	$262,409	$572,755	$511,184

(1)	The Company does not have vendor specific objective evidence for its licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.
     The following table summarizes the Company’s total revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States	$156,439	$115,361	$292,947	$223,478
Europe, Middle East and Africa (“EMEA”), excluding France	82,855	89,611	170,441	179,267
France	23,908	26,832	48,296	48,395
Americas, excluding the United States	11,276	8,339	22,000	18,246
Asia Pacific	20,006	22,266	39,071	41,798

Total revenues	$294,484	$262,409	$572,755	$511,184

10. Commitments and Contingencies
Legal matters
     On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed on the Company’s U.S. Patent No. 5,555,403. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that the Company’s patent was not literally infringed, that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to a claim of the Company’s patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. The Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and has been briefed by the parties. The Court of Appeals for the Federal Circuit has scheduled oral arguments for September 5, 2006. The Company cannot reasonably estimate at this time whether a monetary settlement will be reached or a favorable judgment will be obtained in this case.
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
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that

BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting the Company’s motion for summary judgment as to non infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claims that the Company infringed these three patents have all been dismissed and will not proceed to trial. Judgment was entered in the Company’s favor on February 23, 2006. Microstrategy filed a notice of appeal on March 24, 2006. Microstrategy filed its opening brief on August 4, 2006. The Company’s response brief is due in the next few months.
     The Company believes that it has meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and the Company intends to continue to defend the actions vigorously. However, because of the inherent uncertainty of litigation in general, and the fact that the discovery related to certain of these suits is ongoing, the Company cannot assure you that the Company will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, the Company could be permanently enjoined from selling some of its products and deriving related maintenance revenues. In addition, the Company could be required to pay substantial monetary damages to MicroStrategy. The Company cannot currently estimate either the amount or range of any losses.
     Litigation such as the suits MicroStrategy has brought against the Company can take years to resolve and can be expensive to defend. An adverse judgment, if entered in favor of any MicroStrategy claim, could seriously harm the Company’s business, results of operations and financial position and cause the Company’s stock price to decline substantially. In addition, the MicroStrategy litigation, even if ultimately determined to be without merit, will be time consuming to defend, divert the Company’s management’s attention and resources and could cause product shipment delays or require the Company to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to the Company, if at all, and the prosecution of the MicroStrategy allegations and claims could significantly harm the Company’s business, financial position and results of operations and cause its stock price to decline substantially.
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
     In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial. On March 10, 2006, the Court of Appeal dismissed the Defendants’ application for permission to appeal the Court’s directions. Vedatech filed an application requesting that the Company’s counsel be recused from the matter. A hearing took place on May 16, 2006 at which the recusal application was dismissed with costs. On August 1, 2006, a costs judge issued a costs certificate in the Company’s favor.
     Although the Company believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is without merit, the outcome cannot be determined at this time. The mediated settlement and related costs were accrued in the Crystal Decisions’ consolidated financial statements. Although the Company may incur further legal fees with respect to Vedatech, the Company cannot currently estimate the amount or range of any such additional losses. If the mediated settlement were to be set aside an ultimate damage award could adversely affect the Company’s financial position, results of operations or cash flows.
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and dispositive motions are currently scheduled to be heard on August 4, 2006. No trial date has been set. The Company is defending the action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on the Company’s financial position, results of operations or cash flows. The Company cannot currently estimate either the amount or range of any losses.
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
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. filed an action in the Superior Court for the State of California, County of Santa Clara, against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. The parties are currently engaged in discovery. No trial date has been set. The Company intends to defend this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on the Company’s financial position, results of operations or cash flows.
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara, against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting. No trial date has been set.
     The Company announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that the Company misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against the Company or its current or former officers or directors. The Company is taking steps to enhance its internal practices and training programs related to the handling of potential trade secrets and other competitive information. The Company is using an independent expert to monitor these efforts. If between now and October 27, 2007, the Office of the U.S. Attorney concludes that the Company has not adequately fulfilled its commitments the Company could be subject to adverse regulatory action.
     The Company is also involved in various other legal proceedings in the ordinary course of business, none of which is believed to be material to its financial condition and results of operations. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these matters is not determinable, no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2005, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $272.7 million in aggregate. In February 2006, the Company amended its lease agreement for its premises in San Jose, California. The amendment results in a five year term extension of the lease from the original termination date in April 2011 to April 2016 and a rent adjustment equal to the greater of $9.00 per square foot annually or the fair market rental value at the time of the extension in April 2011. These new terms result in an estimated increase in the total operating lease commitments of approximately $3.4 million, assuming a $9.00 per square foot annual rate. This amendment also reduced the Company’s letter of credit obligation by 50% or $3.5 million and provides for further annual reductions upon attainment of agreed upon financial benchmarks.
11. Escrows Payable and Restricted Cash
     The Company held an aggregate of $26.4 million at June 30, 2006, in escrows payable related primarily to the 2005 acquisitions of SRC, Infommersion and Medience. The amounts become due between August 2006 through October 2007.
     A total of $6.8 million in escrows payable at June 30, 2006, relates to the purchase of Acta in 2002, and was originally due for distribution in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved as of June 30, 2006 and, therefore, the retained amounts remain in the escrow account pending resolution of the litigation. In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provided that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. The remaining balance, if any, will be distributed once all claims related to the Informatica action are resolved. Through June 30, 2006, the Company had incurred $5.0 million of costs associated with defending the action. The Company can claim these expenses against the remaining amount in escrow.
     The acquisition of Firstlogic on April 1, 2006 resulted in $11.7 in escrows payable at June 30, 2006. The $11.7 million escrow amount consists of three components. The first component totaled $8.4 million and serves as indemnification for certain losses that may be incurred by the Company through September 2007. The second component totals $3.1 million and relates to a post-closing merger consideration adjustment. The third component totals $0.2 million to cover services provided by the Firstlogic shareholder’s representative over the escrow periods.
     All escrow amounts are subject to indemnification obligations and are secured by restricted cash.
     There is also approximately $5.2 million of restricted cash relating to the Firstlogic acquisition which has yet to be forwarded by the escrow agent to certain of the Firstlogic shareholders.
     Restricted cash related to the acquisition of Infommersion included an additional $3.1 million related to an employee escrow account representing retention payments due to former executives, and will be available for release from April 2007 through October 2007. As of June 30, 2006, these amounts were not yet earned and were not considered payable.
     In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $3.5 million. The letters of credit are renewable and are secured by restricted cash.
     There were no other material changes in escrows payable or restricted cash since December 31, 2005.
12. Credit Agreement
     On December 8, 2004, the Company entered into an unsecured credit facility (the “Credit Agreement”), which was scheduled to terminate on December 2, 2005. This agreement was amended in each of December 2005 and January 2006. The Company entered into a new unsecured credit facility with the same financial institution (the “Second Credit Agreement”) in March 2006, which superseded the Credit Agreement and the amendments in their entirety, and is currently scheduled to terminate in February 2007. The terms of the Second Credit Agreement are essentially unchanged from the Credit Agreement. The Second Credit Agreement provides for up to €100 million (approximately $128 million at June 30, 2006) which can be drawn in euros, U.S. dollars or Canadian dollars. The Second Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The Second Credit Agreement restricts certain of the Company’s activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

     Pursuant to the Second Credit Agreement, the amount available is reduced by the aggregate of all then outstanding drawings. Drawings are limited to advances in duration of 10 days to 12 months, and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. This unsecured credit line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the Second Credit Agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. At June 30, 2006, there were no balances outstanding against this Second Credit Agreement.
13. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, the Company had not recorded any associated obligations at June 30, 2006 or December 31, 2005. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.
     The Company entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At June 30, 2006, there were five option contracts with the bank under this guarantee in the aggregate notional amount of $33.9 million. In addition, there were four forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $11.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at June 30, 2006.
     As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At June 30, 2006 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at June 30, 2006 and December 31, 2005 did not represent material liabilities.

14. Income Taxes
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
     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. Due to the adoption of FAS123(R) and discrete charges related to the expensing of in-process research and development costs, the Company’s effective tax rate increased to 52% for the three months ended June 30, 2006 from 39% for the three months ended June 30, 2005, and to 46% for the six months ended June 30, 2006 from 40% for the six months ended June 30, 2005.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements include, but are not limited to, statements concerning risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the ”Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.
Overview
     We are a leading independent provider of Business Intelligence (“BI”) solutions. We develop, market and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. Our business intelligence platform, Business Objects XI, offers a single platform for enterprise reporting, query and analysis, enterprise performance management solutions and enterprise information management solutions. We believe that data provided by the use of a comprehensive BI solution such as Business Objects XI allows organizations to make better and more informed business decisions. We have also built one of the industry’s strongest and most diverse partner communities and we also offer consulting and education services to help customers effectively deploy their business intelligence projects. We have one reportable segment - BI software products and services.
Key Performance Indicators

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for percentages and diluted net income per share)	2006 (1)	2005	2006 (1)	2005
Revenues	$294.5	$262.4	$572.8	$511.2
Growth in revenues (compared to prior year comparative period)	12%	18%	12%	16%
Income from operations	$13.5	$34.9	$31.4	$56.4
Income from operations as percentage of total revenues	5%	13%	5%	11%
Diluted net income per share	$0.08	$0.25	$0.21	$0.42

    (1) Income from operations in the three and six months ended June 30, 2006, reflect stock-based compensation expense recorded in accordance with FAS123(R). See notes 1 and 4 to the condensed consolidated financial statements for additional information.
The key performance indicators for growth in revenues for the three months ended June 30, 2006 and 2005 reflect the expansion of our product platforms, specifically our BusinessObjects XI platform, offset by declines in earlier product releases being replaced by Business Objects XI, and the increased services revenues generated by our expanding customer base.

Results of Operations
     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percentage):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006 (1)	2005	2006 (1)	2005
Net license fees:
Business Intelligence Platform	33%	42%	35%	41%
Enterprise Performance Management Solutions	5	3	5	3
Enterprise Information Management Solutions	4	3	4	3

Total net license fees	42	48	44	47
Services revenues:
Maintenance and technical support	42	38	40	39
Professional services	16	14	16	14

Total services fees	58	52	56	53

Total revenues	100	100	100	100

Cost of net license fees	3	3	3	3
Cost of services	23	20	22	20

Total cost of revenues	26	23	25	23
Gross margin	74	77	75	77
Operating expenses:
Sales and marketing	41	40	42	41
Research and development	18	15	17	16
General and administrative	10	9	10	9

Total operating expenses	69	64	69	66

Income from operations (operating margin)	5	14	6	11
Interest and other income (expense), net	1	1	1	1

Income before provision for income taxes	6	15	7	12

Provision for income taxes	(3)	(6)	(3)	(5)

Net income	3%	9%	4%	7%

(1)	Costs and expenses for the three and six months ended June 30, 2006 include stock-based compensation expense recorded in accordance with FAS 123(R). See Notes 1 and 4 to the Condensed Consolidated Financial Statements for additional information.
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
Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations
     As currency exchange rates change from quarter to quarter and year to year, our results of operations may be impacted. For example, our results may show an increase or decrease in revenue or costs for a period; however, when the portion of those revenue or costs denominated in other currencies is translated into U.S. dollars at the same rate as the comparative quarter or year, the results may indicate a different change in balance, with the change being principally the result of fluctuations in the currency exchange rates. Because we have both revenue and expense transactions in other currencies, often the currency fluctuations offset somewhat at income from operations.
     From time to time, we and our subsidiaries transact in currencies other than the local currency of that entity. As a result, the asset and liability balances may be denominated in a currency other than that of the local countries’ currency and on settlement of these asset or liability balances, or at quarter end for reporting purposes, we may experience mark-to-market exchange gains or losses, which are recorded in interest and other income (expense), net.
     The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year same period currency exchange rates (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues	$0.3	$7.6	$(13.6)	$15.0
Total cost of revenues	0.1	1.9	(3.1)	4.0
Sales and marketing expenses	1.0	3.6	(2.0)	7.9
Research and development expenses	0.7	2.3	(0.8)	4.4
General and administrative expenses	(0.4)	0.6	(1.0)	1.3

     Total revenues were higher by $0.3 million during the three months ended June 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $1.4 million due to fluctuations in currency exchange rates during the three months ended June 30, 2006. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $(1.1) million on income from operations during the period. Total revenues were lower by $(13.6) million during the six months ended June 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also lower by a combined $(6.9) million during the six months ended June 30, 2006. The net effect of these lower revenues, costs of sales and operating expenses was a negative impact of $(6.7) million on income from operations during the period.
     Total revenues were higher by $7.6 million during the three months ended June 30, 2005 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $8.4 million due to fluctuations in currency exchange rates during the three months ended June 30, 2005. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $(0.8) million on income from operations during the period. Total revenues were higher by $15.0 million during the six months ended June 30, 2005 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $17.6 million during the six months ended June 30, 2005. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $(2.6) million on income from operations during the period.
Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net license fees (1):
Business Intelligence Platform	$96.1	$109.3	$201.0	$210.2
Enterprise Performance Management Solutions	15.2	8.9	29.4	17.2
Enterprise Information Management Solutions	11.8	6.7	18.6	12.6

Total net license fees	$123.1	$124.9	$249.0	$240.0
Service revenues:
Maintenance and technical support	$123.5	$100.7	$232.0	$200.8
Professional services	47.9	36.8	91.8	70.4

Total service revenues	171.4	137.5	323.8	271.2

Total revenues	$294.5	$262.4	$572.8	$511.2

(1)	We do not have vendor specific objective evidence for our licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.
Net License Fees.
     We derive the largest portion of our net license fees from our BI platform products. We expect that the BI platform products will continue to represent the largest portion of our net license fees. For the three months ended June 30, 2006 and 2005, our BI platform products represented 78% and 88% of total net license fees, respectively. Net license fees decreased in the three months ended June 30, 2006 by $1.8 million to $123.1 million from $124.9 million for the three months ended June 30, 2005. License revenues from our BI Platform decreased by $13.1 million to $96.1 million in the three months ended June 30, 2006. The decrease in license revenues generated from our BI Platform product line was partially mitigated by our enterprise performance management solutions and our enterprise information management solutions which generated combined license revenues of $27.0 million for the three months ended June 30, 2006 compared to $15.6 million in the three months ended June 30, 2005. The increase in revenues from our enterprise performance management solutions and enterprise information management solutions was related primarily to the acquisitions of SRC in August of 2005 and Firstlogic in April 2006.

     For the six months ended June 30, 2006 and 2005, our BI platform products represented 81% and 88% of total net license fees, respectively. Net license fees increased in the six months ended June 30, 2006 by $9.0 million to $249.0 million from $240.0 million for the six months ended June 30, 2005. With license revenues from our BI Platform decreasing by $9.2 million to $201.0 million in the six months ended June 30, 2006, the primary reason for the overall license revenues increase was our enterprise performance management solutions and our enterprise information management solutions which generated combined license revenues of $48.0 million for the six months ended June 30, 2006 compared to $29.8 million in the six months ended June 30, 2005.
     For the three months ended June 30, 2006, our net license fees from direct sales were 48% compared to 49% for the three months ended June 30, 2005. For the six months ended June 30, 2006, our net license fees from direct sales were 51% compared to 48% for the six months ended June 30, 2005. We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues are sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or single channel partner represented more than 10% of total revenues during any of the periods presented.

Services Revenues.
     Services revenues increased by $33.9 million, or 25%, to $171.4 million in the three months ended June 30, 2006 from $137.5 million in the three months ended June 30, 2005. Services revenues increased by $52.6 million, or 19%, to $323.8 million in the six months ended June 30, 2006 from $271.2 million in the six months ended June 30, 2005. Within these totals, maintenance and technical support revenues increased by $22.8 million to $123.5 million for the three months ended June 30, 2006, an increase of 23% from the three months ended June 30, 2005, and maintenance and technical support revenues increased by $31.2 million to $232.0 million for the six months ended June 30, 2006, an increase of 16% from the six months ended June 30, 2005. These increases primarily resulted from the larger number of installed customers, recent acquisitions and from new maintenance on the growth in license sales over the past year. Professional services for the three months ended June 30, 2006 increased by $11.1 million to $47.9 million, or 30%, from the three months ended June 30, 2005 and professional services for the six months ended June 30, 2006 increased by $21.4 million to $91.8 million, or 30%, from the six months ended June 30, 2005. This increase in our professional services is primarily attributable to continued investment in our professional services teams, and our expansion of the breadth and depth of solutions we offer our customers.
     As a percentage of total revenues, services revenues increased to 58% of total revenues for the three months ended June 30, 2006 and 56% for the six months ended June 30, 2006, as compared to 52% in the three months ended June 30, 2005 and 53% in the six months ended June 30, 2005, respectively. As our installed base expanded in 2005 and the first half of 2006, our services revenues once again represent a higher percentage of total revenues compared to net license fees.
Geographic Revenues Mix
     The following shows the geographic mix of our total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Americas (1)	$167.7	$123.7	$314.9	$241.7
Europe, Middle East and Africa (EMEA) (2)	106.8	116.4	218.8	227.7
Asia Pacific	20.0	22.3	39.1	41.8

Total revenues	$294.5	$262.4	$572.8	$511.2

(1)	Includes revenues in the United States of $156.4 million and $115.4 million for the three months ended June 30, 2006 and 2005, respectively. Includes revenues in the United States of $292.9 million and $223.5 million for the six months ended June 30, 2006 and 2005, respectively

(2)	Includes revenues in France of $23.9 million and $26.8 million for the three months ended June 30, 2006 and 2005, respectively. Includes revenues in France of $48.3 million and $48.4 million for the six months ended June 30, 2006 and 2005, respectively.
     Total revenues from the Americas increased $44.0 million, or 36%, to $167.7 million in the three months ended June 30, 2006 from $123.7 million in the three months ended June 30, 2005, and increased $73.2 million, or 30%, to $314.9 million in the six months ended June 30, 2006 from $241.7 million in the six months ended June 30, 2005. The Americas closed 75 license transactions over $0.2 million in the three months ended June 30, 2006 compared to 54 license transactions over $0.2 million for three months ended June 30, 2005. The Americas closed 137 license transactions over $0.2 million in the six months ended June 30, 2006 compared to 112 license transactions over $0.2 million for six months ended June 30, 2005.
     Total revenues from EMEA decreased approximately $9.6 million, or 8%, to $106.8 million in the three months ended June 30, 2006, from $116.4 million in the three months ended June 30, 2005, and decreased approximately $8.9 million, or 4%, to $218.8 million in the six months ended June 30, 2006, from $227.7 million in the six months ended June 30, 2005. EMEA closed 34 license transactions over $0.2 million in the three months ended June 30, 2006 compared to 42 license transactions over $0.2 million for the three months ended June 30, 2005. EMEA closed 78 license transactions over $0.2 million in the six months ended June 30, 2006 compared to 87 license transactions over $0.2 million for the six months ended June 30, 2005.

     Total revenues from Asia Pacific decreased 10%, or $2.3 million, to $20.0 million in the three months ended June 30, 2006, from $22.3 million in the three months ended June 30, 2005 and decreased 6%, or $2.7 million, to $39.1 million in the six months ended June 30, 2006, from $41.8 million the six months ended June 30, 2005.
Cost of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Cost of revenues:
Net license fees	$10.3	$7.2	$18.2	$14.4
Services	66.0	52.8	126.8	104.2

Total cost of revenues	$76.3	$60.0	$145.0	$118.6

     The total cost of revenues, as a percentage of total revenues, increased 3% in the three months ended June 30, 2006 when compared to the three months ended June 30, 2005 and increased 2% in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005.
     Cost of net license fees. Cost of net license fees increased by $3.1 million, or 43%, to $10.3 million in the three months ended June 30, 2006 from $7.2 million in the three months ended June 30, 2005, and increased by $3.8 million, or 26%, to $18.2 million in the six months ended June 30, 2006 from $14.4 million in the six months ended June 30, 2005. The majority of the cost of net license fees relates to the amortization of developed technology related to acquisitions. For the three months ended June 30, 2006 and 2005, the amortization of developed technology was $7.0 million and $5.3 million, respectively. For the six months ended June 30, 2006 and 2005, the amortization of developed technology was $13.0 million and $10.7 million, respectively. The remaining costs of net license fees in the three and six months ended June 30, 2006 and 2005 related to costs associated with shipping our products worldwide and royalties paid to third parties. Gross margins on net license fees were 92% for the three months ended June 30, 2006 and were 94% for the three months ended June 30, 2005. Gross margins on net license fees were 93% for the six months ended June 30, 2006 and were 94% for the six months ended June 30, 2005. These decreases in gross margins primarily resulted from increased amortization expense related to the developed technology acquired in the acquisitions of SRC, Infommersion and Medience in 2005 and our recent acquisition of Firstlogic in April of 2006.

     Cost of services revenues. Cost of services revenues increased $13.2 million, or 25%, to $66.0 million in the three months ended June 30, 2006 from $52.8 million in the three months ended June 30, 2005. This increase related primarily to $10.0 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and acquisitions and from merit increases. Another component of the increased cost of services revenues was $1.3 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006 and $2.2 million in increased information technology and facility costs. These increases were partially offset by a reduction in consulting expenses of $1.9 million in the three months ended June 30, 2006 when compared to the three months ended June 30, 2005.
     Cost of services revenues increased $22.6 million, or 22%, to $126.8 million in the six months ended June 30, 2006 from $104.2 million in the six months ended June 30, 2005. This increase related primarily to $19.1 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions and from merit increases. Another driver was $2.4 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006 and $3.6 million in increased information technology and facility costs. These increases were partially offset by a reduction in consulting expenses of $5.1 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
     Gross margins on services revenues were 61% and 62%, for the three months ended June 30, 2006 and 2005, respectively. Gross margins on services revenues were 61% and 62%, for the six months ended June 30, 2006 and 2005, respectively. The decrease in gross margins related primarily to the investments in headcount in our professional services organization and from incremental stock-based compensation expense due to the adoption of FAS 123(R) on January 1, 2006.
Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Sales and marketing	$123.1	$104.8	$240.6	$208.5
Research and development	52.6	40.4	96.4	80.7
General and administrative	29.0	22.2	59.3	47.0

Total operating expenses	$204.7	$167.4	$396.3	$336.2

     Total operating expenses increased by $37.3 million, or 22%, to $204.7 million in the three months ended June 30, 2006 compared to $167.4 million in the three months ended June 30, 2005. In the three months ended June 30, 2006, total operating expenses as a percentage of total revenues increased by approximately 5% from the three months ended June 30, 2005. The $37.3 million increase related primarily to $17.9 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth, merit increases and acquisitions, $9.1 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006, $5.7 million in increased marketing costs related to our 2006 European user conference and our Firstlogic acquisition related announcements and $3.3 million in acquired in process R&D related to our Firstlogic acquisition.
     Total operating expenses increased by $60.1 million, or 18%, to $396.3 million in the six months ended June 30, 2006 compared to $336.2 million in the six months ended June 30, 2005. In the six months ended June 30, 2006, total operating expenses as a percentage of total revenues increased by approximately 3% from the six months ended June 30, 2005. The $60.1 million increase related primarily to $28.7 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth, merit increases and acquisitions, $20.1 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006, $10.5 million in increased marketing costs related to our 2006 European user conference and our Firstlogic acquisition related announcements and $3.3 million of acquired in process R&D related to our Firstlogic acquisition.
     Sales and Marketing Expenses. Sales and marketing expenses increased by $18.3 million, or 17%, to $123.1 million in the three months ended June 30, 2006 from $104.8 million in the three months ended June 30, 2005. Sales and marketing expenses increased as a percentage of total revenues by 1% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The $18.3 million increase related primarily to $8.2 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth, merit increases and acquisitions, $3.2 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006, $5.7 million in increased marketing costs related to

Firstlogic acquisition related announcements and our 2006 European user conference and $1.9 million in increased information technology and facility costs. These increases were partially offset by product launch costs of $1.3 million incurred in the three months ended June 30, 2005 and a reduction in various outside services of $1.6 million.
     Sales and marketing expenses increased by $32.1 million, or 15%, to $240.6 million in the six months ended June 30, 2006 from $208.5 million in the six months ended June 30, 2005. Sales and marketing expenses increased as a percentage of total revenues by 1% in the six months ended June 30, 2006 when compared to the six months ended June 30, 2005. The $32.1 million increase related primarily to $14.6 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth, merit increases and acquisitions, $6.2 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006, $10.5 million in increased marketing costs related to Firstlogic acquisition related announcements and our 2006 European user conference and $2.1 million in increased information technology and facility costs. These increases were partially offset by product launch costs of $3.4 million that occurred in the six months ended June 30, 2005 and a reduction in various outside services of $1.6 million.
     Research and Development Expenses. Research and development expenses increased by $12.2 million, or 30%, to $52.6 million in the three months ended June 30, 2006 from $40.4 million in the three months ended June 30, 2005. Research and development expenses increased as a percentage of revenue by 3% for the three months ended June 30, 2006 when compared to the three months ended June 30, 2005. The $12.2 million increase related primarily to $6.3 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth, acquisitions and merit increases, $1.5 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006, $3.3 million of acquired in process R&D related to our Firstlogic acquisition and $1.7 million in increased information technology and facility costs. These increases were partially offset by a decrease in professional fees of $1.0 million which were related primarily to our Operational Excellence program effort.
     Research and development expenses increased by $15.7 million, or 19%, to $96.4 million in the six months ended June 30, 2006 from $80.7 million in the six months ended June 30, 2005. Research and development expenses increased as a percentage of revenue by 1% for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005 The $15.7 million increase related primarily to $9.3 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth, acquisitions and merit increases, $3.0 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006, $3.3 million of acquired in process R&D related to our Firstlogic acquisition and $1.9 million in increased information technology and facility costs. These increases were partially offset by a decrease in professional fees of $1.1 million which were related primarily to our Operational Excellence program effort.
     General and Administrative Expenses. General and administrative expenses increased by $6.8 million, or 31%, to $29.0 million in the three months ended June 30, 2006 from $22.2 million in the three months ended June 30, 2005. The $6.8 million increase related primarily to $3.4 million in employee salary and related benefit costs which were primarily attributable to merit increases, $2.1 million in outside services and $4.4 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006. These increases were partially offset by a decrease in information technology and facility costs of $5.5 million which were allocated to other functions.
     General and administrative expenses increased by $12.3 million, or 26%, to $59.3 million in the six months ended June 30, 2006 from $47.0 million in the six months ended June 30, 2005. The $12.3 million increase related primarily to $4.8 million in employee salary and related benefit costs which were primarily attributable to merit increases, $3.1 million in outside services, and $10.9 million in incremental stock based compensation costs due to the adoption of FAS 123(R) on January 1, 2006. These increases were partially offset by a decrease in information technology and facility costs of $7.1 million which were allocated to other functions.
Interest and Other Income, Net
     Interest and other income, net was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net interest income	$3.5	$1.9	$6.6	$3.7
Net foreign exchange gains (losses)	(0.4)	1.8	(0.8)	4.4
Other income (losses)	(0.1)	(0.5)	0.1	(0.5)

Interest and other income, net	$3.0	$3.2	$5.9	$7.6

     Net interest income. Net interest income for the three months ended June 30, 2006 increased $1.6 million from the three months ended June 30, 2005 as a result of increased cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we also invest in short-term investments that typically yield greater rates of return.
     Net foreign exchange gains (losses). During the three and six months ended June 30, 2006, the majority of the net foreign exchange loss resulted from the weakness of the U.S. dollar relative to the other currencies in which we conduct business. Although we employ a hedging strategy, certain subsidiaries incur non-forecastable U. S. dollar cash flows that generate gains or losses when revalued into functional currency.
     During the three and six months ended June 30, 2005, the majority of the net foreign exchange gains represented gains on the settlement of certain fourth quarter intercompany balances that were settled in January 2005. These intercompany balances were not hedged under our hedging strategy in place at that time. We realized a gain on the settlement of these balances as our U.S. entity was able to purchase euros and Canadian dollars to settle these transactions at a time when the U.S. dollar had strengthened against the euro and the Canadian dollar. Additionally, part of this gain related to our Irish entity purchasing Canadian dollars to settle an intercompany balance at a time when the Canadian dollar had weakened against the euro.
     Since April 2004, we have mitigated the majority of the impact of currency rate fluctuations on our statements of income by entering into forward contracts whereby the mark-to-market adjustments on the forward contracts generally offset the gains or losses on the revaluation of the intercompany loans. In January 2005, we expanded our hedging strategy to include quarterly forecasted foreign-currency denominated intercompany transactions. While we believe we have mitigated the majority of our foreign exchange exposure by either being naturally hedged or with the use of forward or option contracts, the large variation in world currencies may result in unexpected gains or losses in future periods. We continue to assess our exposures on an ongoing basis.
Income Taxes
     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. Due to the adoption of FAS123(R) and discrete charges related to the expensing of in-process research and development costs, the Company’s effective tax rate increased to 52% for the three months ended June 30, 2006 from 39% for the three months ended June 30, 2005, and to 46% for the six months ended June 30, 2006 from 40% for the six months ended June 30, 2005.
Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Six Months Ended
	June 30,
	2006	2005
	(in millions)
Cash flow provided by operating activities	$175.0	$71.3
Cash flow used in investing activities	(80.0)	(13.9)
Cash flow provided by financing activities	27.8	16.0
Effect of foreign exchange rate changes on cash and cash equivalents	13.9	(0.9)

Net increase in cash and cash equivalents from December 31	$136.7	$72.5

     Cash and cash equivalents totaled $469.5 million at June 30, 2006, an increase of $136.7 million from December 31, 2005. In addition to the cash and cash equivalents balance at June 30, 2006, we held $62.0 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.
     Cash and cash equivalents totaled $366.0 million at June 30, 2005, an increase of $72.5 million from December 31, 2004. In addition to the cash and cash equivalents balance at June 30, 2005, we held $17.9 million in restricted cash and short-term investments.

     Operating Activities. During the six months ended June 30, 2006, we generated more cash than we used from operations. These cash resources resulted primarily from net income of $20.3 million, net receipts of $45.5 million from accounts receivables and an increase in deferred revenues of $45.9 million, partially offset by net cash payments of $21.6 million in accrued payroll and related expense accruals. The net decrease in accounts receivables during the six months ended June 30, 2006 was due to increased collections. Days sales outstanding decreased to 73 days at June 30, 2006 from 79 days at December 31, 2005.
     During the six months ended June 30, 2005, we generated more cash resources than we used from operations. These cash resources resulted primarily from net income of $38.1 million, net receipts of $29.0 million from accounts receivables and an increase in deferred revenues of $15.5 million, partially offset by net cash payments of $14.4 million in accrued payroll and related expense accruals. The net decrease in accounts receivables was due to the high level of collections made during the six months ended June 30, 2005 and our days sales outstanding decreased to 72 days at June 30, 2005 from 84 days at December 31, 2004.
     Investing Activities. Net cash used in investing activities of $80.0 million in the six months ended June 30, 2006 was related primarily to the acquisition of Firstlogic in April 2006 which required cash of $55.5 million, net of acquired cash, during the period. Additionally, $22.8 million was used to purchase computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements. Net cash used in investing activities of $13.9 million in the six months ended June 30, 2005 related to capital expenditures and other equipment costs, including costs related to our facility projects.
     Financing Activities. Net cash provided by financing activities of $27.8 million and $16.0 million in the six months ended June 30, 2006 and 2005, respectively, was primarily attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans. We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans and/or the impact the change in our stock price will make on their decisions.
Future Liquidity Requirements
     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, stock repurchase program, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a new unsecured credit facility in March 2006, which is currently scheduled to terminate in February 2007, with the same financial institution as our December 2004 credit facility. The terms of the March 2006 credit facility are similiar to the December 2004 credit facility. The March 2006 credit facility provides for up to €100 million (approximately $128 million at June 30, 2006), which can be drawn in euros, U.S. dollars or Canadian dollars. The March 2006 credit facility consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The March 2006 credit facility restricts certain of our activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed. At June 30, 2006 and December 31, 2005, no balance was outstanding under this line of credit.
Contractual Obligations
     Our contractual obligations have not changed materially from those presented as of December 31, 2005 in our Annual Report on Form 10-K, except for an amendment to a lease agreement which we entered into on February 1, 2006 for our San Jose, California facility. We lease our facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2005, we estimated the total future minimum lease payments under non-cancelable operating leases at $272.7 million in aggregate. In February 2006, we amended the lease agreement for our premises in San Jose, California. The amendment results in a five year term extension of the lease from the original termination date in April 2011 to April 2016 and a rent adjustment equal to the greater of $9.00 per square foot annually or the fair market rental value at the time of the extension in April 2011. These new terms result in an estimated increase in the total operating lease commitments of approximately $3.4 million, assuming a $9.00 per square foot annual rate. This amendment also reduces our letter of credit obligation by 50%, or $3.5 million and provides for further annual reductions upon attainment of agreed upon financial benchmarks.

Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of June 30, 2006 or December 31, 2005. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
     We entered into a guarantee agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At June 30, 2006, there were five option contracts with the bank under this guarantee in the aggregate notional amount of $33.9 million. In addition, there were four forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $11.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at June 30, 2006.
     As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements with a bank. At June 30, 2006 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, we measured and recorded the fair value of these obligations at June 30, 2006 and December 31, 2005 and such amounts were included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of June 30, 2006 or December 31, 2005. In accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), our French pension plan, which is managed by a third party, is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan which represented approximately $0.2 million at June 30, 2006 and $0.1 million at December 31, 2005. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the interpretation provisions of FIN 46 to their employee benefit plans that are accounted for under FAS 87. We have not provided the full disclosure under FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefit – An Amendment of FAS Statements No. 87, 88, and 106” as this plan is not material to our operations.
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
     Except for stock-based compensation treatment as described below, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2006 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     On January 1, 2006, we adopted the provisions of FAS No.123(R) “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123(R)”), which requires the recognition of stock-based compensation expense for the fair value of equity awards. We elected to use the modified prospective approach as allowed by FAS 123(R). The impact of stock-based compensation expense recognized under FAS 123(R) for the three and six months ended June 30, 2006 associated with grants made through June 30, 2006 was $11.5 million and $24.9 million on income before income taxes, respectively, and $10.1 million and $22.2 million on net income, respectively. This represented an impact of $0.11 on both basic and diluted net income per ordinary share and ADS for the three months ended June 30, 2006, and $0.24 on basic net income per ordinary share and ADS and $0.23 on diluted net income per ordinary share and ADS for the six months ended June 30, 2006. As of June 30, 2006, total compensation cost related to unvested equity awards not yet recognized was $79.9 million, which we expect to be recognized over the next 2.81 years on a weighted-average basis. See Note 4 on shareholders’ equity for additional information.
     Until the adoption of FAS 123(R), we accounted for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In addition, we followed the provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“FAS 148”), and disclosed the effects in annual and interim financial statements on reported net income (loss) and net income (loss) per share, as if the fair-value based method had been applied in measuring stock-based compensation expense.
     Through the end of 2004, the fair value of stock options, stock purchase plans and warrants was estimated using a Black-Scholes model. On January 1, 2005, we changed to a binomial-lattice model to value our stock options and warrants for all grants issued after that date.
     The use of a binomial-lattice model requires the use of actual employee exercise behavior data and the use of assumptions, including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in the three and six months ended June 30, 2006, and the related weighted average fair values and weighted average expected lives.

	For the three months ended				For the six months ended
	June 30, 2006				June 30, 2006
			2004				2004
	Stock options	RSUs	IESPP	ESPP	Stock options	RSUs	IESPP	ESPP
Expected volatility	48%	N/A	29%	N/A	48%	N/A	30%	N/A
Risk-free interest rate (1)	3.80%	N/A	3.03%	N/A	3.70%	N/A	2.71%	N/A
Turnover rate France	12%	N/A	N/A	N/A	12%	N/A	N/A	N/A
Officers	14%	14%	8%	N/A	14%	14%	10%	N/A
Rest of the world	20%	20%	8%	N/A	20%	20%	10%	N/A
Dividends	—	—	—	—	—	—	—	—
Weighted average fair value in $	12.13	29.49	7.76	N/A	13.21	33.12	8.08	1.66
Expected life (years)	4.96	2.00	0.5	N/A	4.82	1.64	0.5	N/A

(1)	IBoxx Eurozone five to seven years rate for the options in euro, Euribor six month rate for the 2004 IESPP

     As part of the FAS 123(R) adoption, we re-evaluated our assumptions used for the expected volatility. Based on the results of the analysis, we determined that it was more appropriate to allocate a 75% weight to the historical volatility and a 25% weight to the implied volatility. Prior to January 1, 2006, we had used an 82% weight for historical stock price volatility and an 18% weight for implied volatility.
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
     We used historical employee exercise behavior for estimating future timing of exercises using geographic and employee grade categories to more accurately reflect exercise patterns.
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
     In connection with the adoption of FAS 123(R), we began issuing RSUs in the latter part of 2005 and they have become a more significant part of our stock-based compensation policy. Additionally, we reduced the total number of options available for grant to employees and the pool of employees that is eligible to receive share-based awards.
Recent Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FAS Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
     Accounting for Servicing of Financial Assets. In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FAS Statement No. 140” (“FAS 156”). This Statement amends FAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This statement will require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either an amortization method or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. FAS 156 permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Lastly, FAS 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 is effective in the first fiscal year that begins after September 15, 2006. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
     Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FAS Statements No. 133 and 140” (“FAS 155”). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. FAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Lastly, FAS 155 amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective in the first fiscal year that begins after September 15, 2006. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
     Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R). Companies have one year from the later of the adoption of FAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the three months ended June 30, 2006 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2005. Further information on the impact of foreign currency exchange rate fluctuations is further described in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Historically, our quarterly operating results have varied substantially from quarter to quarter, and we anticipate that this will continue. These fluctuations occur principally because our revenues vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed in the short-term and are based on anticipated levels of revenues. As a result, small variations in the timing of the recognition of revenues could cause significant variations in our quarterly operating results. While the variability of our revenues is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:
•	we typically record a substantial amount of our revenues in the last weeks of the last month of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe and certain other countries generally slows during the summer months;

•	customers may delay purchase decisions in anticipation of (i) changes to our product line, (ii) new products or platforms, (iii) product enhancements or (iv) in response to announced pricing changes by us or our competitors;

•	our revenues typically vary based on the mix of products and services and the amount of consulting services that our customers order, and we expect this trend to continue for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order, such as the delays we experienced in the three months ended June 30, 2006, may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we experience longer payment cycles for sales in certain foreign countries.
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
     Our ability to sustain or increase profitability on a quarterly or annual basis may be affected by recent changes in stock-based compensation accounting rules. On January 1, 2006 we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No.123(R), “Share Based Payments”, which requires us to measure compensation costs for all stock-based compensation at fair value and to recognize these costs as expenses in our statements of income. As a result of the recognition of these expenses, our net income and earnings per share have been materially adversely affected, and we may not be profitable on a U.S. GAAP basis. Investors may find it difficult to compare our financial performance after January 1, 2006 with our prior performance because our cost of revenues, various categories of operating expenses and taxes are all affected by the adoption of FAS

123(R). Although we are providing some information to assist investors to understand the impact of FAS 123(R), investors may rely solely on our U.S. GAAP results and believe our results are worse than comparable prior periods and our stock price may fall.
Our revenues may be unpredictable due to the release of our BusinessObjects XI, release 2, product, and the expected end of life of our separate, existing Business Objects and Crystal Decisions products.
     In the past, customers have deferred purchase decisions as the expected release date of our new products has approached. In addition, customers have generally delayed making purchases of the new product to permit them to undertake a more complete evaluation of the new product or until industry analysts have commented upon the products. We released the Microsoft Windows version of BusinessObjects XI in January 2005. In late 2005, we also released BusinessObjects XI, release 2, for all supported languages. BusinessObjects XI, release 2, could be particularly susceptible to deferred or delayed orders, since it represents the integration of our former stand-alone Business Objects and Crystal Decisions product lines. Some customers may delay purchasing BusinessObjects XI, release 2, until later releases.
     Any customer hesitation could result in purchase delays from one quarter to the next, causing quarterly orders and associated shipments and revenues to vary more significantly during this transition than we have previously experienced. The impact on revenues of the introduction of BusinessObjects XI, release 2, may be exacerbated or reduced by normal seasonal spending patterns. In addition, our customers can elect to continue to use our stand-alone products until the applicable end of life. As a result, we may have to continue to support multiple products. Any continued support of these stand alone products would increase our operating expenses.
     In addition, we anticipate that the pattern of adoption of BusinessObjects XI, release 2, by existing customers, and the related impact on our revenues, may not be consistent with the patterns we have previously experienced. The old Business Objects and Crystal Decisions products will transition to end of life, with the specific end date varying depending on the customer and the product. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI, release 2, product, which may be viewed by them as a more significant decision about how to manage their business intelligence platform. Some customers may be reluctant to transition from our existing stand-alone Business Objects and Crystal Decisions products to BusinessObjects X1, release 2, due to the anticipated length and complexity of the migration, and may elect either to defer this purchase decision or not to purchase BusinessObjects XI, release 2, at all. In addition, we believe customers may have deferred and may continue to defer purchases of new incremental licenses or functionalities of BusinessObjects XI, release 2, choosing to focus instead on migrating their existing installed base of licenses to the new Business Objects XI, release 2, platform. Finally, we cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI, release 2, or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.

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
Since we are required to report our consolidated financial results under both the U.S. GAAP and International Financial Reporting Standards (“IFRS”) rules, we may incur increased operating expenses, we may not fulfill the reporting requirements of one or both of these reporting regimes, we may be subject to inconsistent determinations with respect to our accounting policies under these regimes and investors may perceive our operating results to be drastically different under these regimes.
     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. We prepare our consolidated French financial statements in conformity with IFRS, and our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create the international standards, and the Financial Accounting Standards Board, have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS currently applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries and the accounting for business combinations. We filed our IFRS consolidated financial statements as of December 31, 2005 with the Autorité des Marchés Financiers (the “AMF”) on April 24, 2006 in our 2005 Document de Référence under the No. R. 06-038.
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
     Generally accepted accounting principles and the related accounting pronouncements, implementation guidelines and interpretations for some of our significant accounting policies are highly complex and require subjective judgments and assumptions. Some of our more significant accounting policies that could be affected by changes in the accounting rules and the related implementation guidelines and interpretations include:
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
As a result of our adoption of FAS 123(R), which requires us to expense all share-based payments awards in our income statement, our net income and earnings per share have been and are expected to continue to be materially adversely affected.
     On January 1, 2006, we adopted the provisions of FAS 123(R), Share-Based Payments, which requires us to recognize a stock-based compensation expense based on fair value of all share-based payment awards, including employee stock options, employee stock purchase plans, warrants and RSUs. In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment”, we have been required for our French consolidated financial statements to report the expense associated with stock-based compensation in our statements of income since January 1, 2004.
     The recognition of stock-based compensation expenses in our U.S. GAAP income statement materially adversely affects our net income and earnings per share relative to the periods prior to January 1, 2006, which could negatively impact our stock price. In addition, our effective tax rate is adversely affected as a result of the adoption of FAS 123(R) since the underlying tax benefit is limited to option exercises by North American based employees associated with non-qualified option plans and disqualifying dispositions by North American based employees of shares acquired through incentive stock option and international employee stock purchase plans. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards impacts all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.
Changes in our stock-based compensation policy could adversely affect our ability to attract and retain employees.
     We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our shareholders. As a result of our adoption of FAS 123(R), we incur increased compensation costs associated with our stock-based compensation awards. This could make it more difficult for us to obtain shareholder approval of future stock-based compensation awards. Due to the increased costs of, and potential difficulty of obtaining shareholder approval for future stock-based compensation awards, we reduced the total number of options available for grant to employees and the pool of employees that is eligible to receive share-based awards. We cannot determine how these changes in our stock-based compensation policy, which were effective as of the second quarter of 2006, will impact our hiring and retention of employees. In the absence of shareholder approval of future stock-based compensation awards, we may be unable to administer any option grant programs, which could adversely impact our hiring and retention of employees. In accordance with resolutions approved at the 2006 shareholders meeting, we cannot issue during any given calendar year stock based compensation awards representing more than 3% of our share capital as of December 31 of the prior year. Therefore, we may not be able to grant stock based compensation awards necessary to hire and retain employees at the time such awards are necessary. Finally, if the companies with which we compete for employees do not change their stock-based compensation policies, we may no longer be competitive and may have difficulty hiring and retaining employees, and any such difficulty could materially adversely affect our business.
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
     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. For example, in August 2005 and October 2005, we acquired SRC and Infommersion, respectively. In April 2006, we acquired Firstlogic. It is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. Effective integration will depend, in part, on our ability to adopt an appropriate business model for integrated businesses, particularly with respect to our go-to-market strategy. If this integration is unsuccessful, our business will suffer. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.
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
     We currently have strategic relationships with Microsoft, IBM and Oracle that enable us to jointly sell and, in some cases, bundle our products with those of Microsoft, IBM and Oracle, and we are also developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, IBM or Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, Microsoft, IBM and Oracle have designed their own business intelligence software and Microsoft is actively marketing its reporting product for its SQL server business intelligence platform. If Microsoft, IBM or Oracle reduces its efforts on our behalf or discontinues or alters its relationship with us, as SAP has done by notifying us of the pending termination of the OEM/reseller agreement, and instead increases its selling efforts of its own business intelligence software or develops a relationship with one of our competitors, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.
We depend on strategic relationships and business alliances for continued growth of our business.
     No customer accounted for 10% or more of our total revenues in 2003, 2004, 2005 or the three and six months ended June 30, 2006. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.

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
     The occurrence of one or more of these factors may cause the market for business intelligence software not to grow as quickly or become as large as we anticipate, which may adversely affect our revenues.
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
     We recently announced the introduction of crystalreports.com, a software as a service (“SaaS”) offering. This on demand sharing platform enables customers to securely share important business information. This on-demand strategy carries a number of risks, including:
▪	We have no experience in the on-demand services market;

▪	We may not be able to deliver this product or any enhancements to this product in the manner we have conveyed to customers;

▪	Customers may question the viability or security of our on demand services offering;

▪	We may not be able to provide sufficient, continuous customer support for crystalreports.com;

▪	We may incur higher than anticipated costs as we enter into the on demand services market;

▪	We could experience service interruptions with respect to this on demand service offering, which could potentially impact our revenues;

▪	We may not be able to comply in a timely or cost effective manner with privacy and other regulatory requirements that apply to this product;

▪	We may not realize anticipated market demand and acceptance of this on demand offering; and

▪	Sales of the on-demand sharing platform bundled with license sales may delay the timing of revenue recognition for license arrangements that would otherwise have been recorded at the time of delivery.
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
     In addition, we generally have long sales cycles for our large scale deployments. During a long sales cycle, events may occur that could affect the size, timing or completion of the order, as occurred in the three months ended June 30, 2006. For example, the potential customer’s budget and purchasing priorities may change, the economy may experience a downturn or new competing technology may enter the marketplace, any of which could reduce our revenues.
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
     We continually work to upgrade and enhance our computer systems and anticipate implementing system upgrades during the coming year. Delay of such projects or the launch of a faulty application could cause system disruptions or harm our customer service levels. Failure to smoothly migrate existing systems to newer systems could cause business disruptions.
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
     Our ability to manage our operations and growth will require us to maintain effective operations, financial and management controls, as well as our internal control over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems could cause internal control weaknesses.
     It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Crystal Decisions with our existing systems in 2004 and, as a result of our acquisition of SRC in August 2005, are currently integrating SRC’s systems with ours. Similarly, as a result of our acquisition of Infommersion in October 2005, we are integrating Infommersion’s systems with ours. We completed the acquisition of Firstlogic in April 2006, and are in the process of integrating Firstlogic’s systems with ours. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired.
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
     Failure to structure our business model properly for mid market customers could have a material adverse effect on our business and results of operations.
     We have begun to expand our formal sales efforts from traditional enterprise customers to medium sized businesses. As we expand further into the mid market, it will be necessary for us to differentiate our mid market sales and services model sufficiently from our enterprise customer model, and to structure this model to fit the needs of our mid market customers and channel partners. Any failure by us to structure our go-to-market strategy properly for mid market customers could result in channel conflicts, as well as delayed and missed orders. If we are unable to prevent or manage conflicts between our mid market channel partners and our direct sales effectively, or prevent delayed or missed orders, this could have a material adverse effect on our business and results of operations. In addition, our expansion from the traditional enterprise customer base to medium sized businesses exposes us to different competitors, and could potentially increase competition with respect to pricing, product quality and services. This additional competition could result in price reductions, cost increases or loss of market share.
We are currently a party to several lawsuits with MicroStrategy. The prosecution of these lawsuits could have a negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.
     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed our U.S. Patent No. 5,555,403. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that our patent was not literally infringed, that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to a claim in our patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. This appeal remains pending and has been briefed by the parties. The Court of Appeals for the Federal Circuit has scheduled oral arguments for September 5, 2006.

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
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that Business Objects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that we infringed these three patents have all been dismissed and will not proceed to trial. Judgment was entered in our favor on February 23, 2006. Microstrategy filed a notice of appeal on March 24, 2006. Microstrategy filed its opening brief on August 4, 2006. Our response brief is due in the next few months.
     We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to defend the actions vigorously. However, because of the inherent uncertainty of litigation in general, we cannot assure you that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy. We cannot currently estimate either the amount or range of any losses.
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
     In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial. On March 10, 2006, the Court of Appeal dismissed the Defendants’ application for permission to appeal the Court’s directions. Vedatech has filed an application requesting that our counsel be recused from the matter. A hearing took place on May 16, 2006 at which the recusal application was dismissed with costs. On August 1, 2006, a costs judge issued a costs certificate in our favor.
     Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint is without merit, the outcome cannot be determined at this time. The mediated settlement and related costs were accrued in Crystal Decisions’ consolidated financial statements. Although we may incur further legal fees with respect to Vedatech, we cannot currently estimate either the amount or range of any such additional losses. If the mediated settlement were to be set aside, an ultimate damage award could adversely affect our results of operations, liquidity or financial position.
We are a party to litigation with Informatica and, in the event of an adverse judgment against us, we may have to pay damages or be prevented from selling some of our products, either of which could adversely affect our financial position and results of operations.
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s United States Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe United States Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and dispositive motions are currently scheduled to be heard on September 29, 2006. No trial date has been set. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. We cannot currently estimate either the amount or range of any losses.
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
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. filed an action in the Superior Court for the State of California, County of Santa Clara against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. The parties are currently engaged in discovery. No trial date has been set. We intend to defend this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.
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
     We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We are taking steps to enhance our internal practices and training programs related to the handling of potential trade secrets and other competitive information. We are using an independent expert to monitor these efforts. If between now and October 27, 2007, the Office of the U.S. Attorney concludes that we have not adequately fulfilled our commitments we could be subject to adverse regulatory action.
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
     Our success is heavily dependent on protecting intellectual property rights in our proprietary technology, which is primarily our software. It is difficult for us to protect and enforce our intellectual property rights for a number of reasons, including:
•	policing unauthorized copying or use of our products is difficult and expensive;

•	software piracy is a persistent problem in the software industry;

•	our patents may not cover the full scope of our product offerings and may be challenged, invalidated or circumvented, or may be enforceable only in certain jurisdictions; and

•	our shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions.
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
     Our success depends upon a number of key management, sales, technical and other critical personnel, including our chief executive officer, John Schwarz, and Bernard Liautaud, who is our chairman of the board of directors and chief strategy officer, the loss of either of whom could adversely affect our business. The loss of the services of any key personnel or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives and the results of our operations. For example, Rene Bonvanie, our former Chief Marketing Officer, left the company in the first quarter of 2006. We cannot be certain we will be able to find a suitable replacement for any of our key employees who leaves the company without expending significant time and resources, or at all, or that we will not experience additional departures. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully. In addition, if any of our key employees leaves the company for employment with a competitor, this could have a material adverse effect on our business.
We have multinational operations that are subject to risks inherent in international operations.
     We have significant operations outside of France and the United States, including development facilities, sales personnel and customer support operations. Our international operations are subject to certain inherent risks including:
•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed development centers;

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights;

•	lack of experience in certain geographic markets;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs;

•	foreign laws and other government controls, such as trade and employment restrictions;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	the recent addition of a number of employees in offshore locations for which attrition rates traditionally are believed to be higher than is generally true for North America and Europe;

•	political instability in the countries where we are doing business;

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face-to-face interactions; and

•	different business practices and regulations, which may lead to the need for increased employee education and supervision.
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

     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a Protest Letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and are included in the income taxes payable balance on the consolidated balance sheets at December 31, 2005 and June 30, 2006. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect this to have a negative impact on our cash and cash equivalents balance as a result of the payment of income taxes, but as this relates to a matter addressed in purchase price accounting, except for any interest that is assessed for the post acquisition period, this will have no impact on our net income.
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
     Any shareholder who fails to comply with these requirements will have the voting rights for all shares in excess of the relevant thresholds suspended until the second anniversary of the completion of the required notifications and may have all or part of such voting rights suspended for up to five years by the relevant commercial court at the request of our chairman, any of our shareholders or the AMF and may be subject to an €18,000 fine.
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
Our Board of Directors recently obtained authority to implement certain anti-takeover measures which may delay or discourage an acquisition of the Company.
     At the June 7, 2006 annual shareholders meeting, our shareholders approved resolutions granting our Board of Directors the authority to implement certain anti-takeover measures in the event of an unsolicited takeover bid by an acquirer that is not required to obtain prior approval by its shareholders before adopting any reciprocal defensive measure against an unapproved public tender offer or exchange offer. These anti-takeover measures were adopted in accordance with recent changes to the French Commercial Code. In the event of a hostile takeover bid, our Board of Directors now has the authority to issue warrants free of charge to all of our shareholders, allowing our shareholders to subscribe for one or more of our shares. Our Board of Directors now has the authority to determine the terms and conditions of the warrants, and may issue warrants with preferential conditions. The Board of Directors also now has the authority to issue securities authorized under certain of the June 7, 2006 shareholder authorizations in the event of an unsolicited takeover bid.
     If implemented, these anti-takeover measures may discourage an acquisition of us that the Board of Directors deems undesirable. The issuance of warrants or other securities may cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by our Board of Directors. In addition, these anti-takeover measures may discourage an attempt to change the composition of the Board of Directors or our management. Our Board of Directors could implement these anti-takeover measures to resist an offer from a third party to acquire us, including an offer to acquire our shares at a premium to the trading price or an offer that is otherwise considered favorable by our shareholders. In addition, the existence of these anti-takeover measures could restrict the price that certain investors might be willing to pay for our shares, and could discourage, delay or prevent a merger or an acquisition that a shareholder considers favorable.
We cannot be certain that these new anti-takeover measures will be efficient.
     We cannot be certain that our new anti-takeover measures will be efficient as we adopted them pursuant to recent amendments to the French Commercial Code, and these measures have not yet been subject to litigation. To date, we do not have any precedents under French law to assist in determining the expected efficiency of these anti-takeover measures. These measures may not be as efficient as we anticipate, or may not be efficient at all.
Holders of our shares have limited rights to call shareholders’ meetings or submit shareholder proposals, which could adversely affect their ability to participate in governance of our company.
     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and was equal to 2,201,643 ordinary shares based on our share capital as of July 31, 2006. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,871,984 ordinary shares based on our voting rights as of July 31, 2006, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.
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
The sale price of our ADSs on the Nasdaq Global Select Market for the period of January 1, 2006 to July 31, 2006 ranged from a low of $19.21 to a high of $43.32.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the six months ended June 30, 2006, we did not repurchase any of our ordinary shares or American depositary shares. At July 31, 2006, a maximum of 6,826,401 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase program. On June 7, 2006, our shareholders approved a proposal authorizing our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of our share capital, at a price not to exceed €43.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 7, 2006, also requires that the total number of treasury shares may not exceed 10% of our share capital.
Material Modification to Rights of Security Holders
On June 7, 2006, at our Shareholders Meeting, our shareholders approved a resolution delegating to our Board the authority to issue, on one or more occasions, warrants, free of charge, to all shareholders, according to Articles L.233-32 and L.233-33 of the French Commercial Code. This resolution also delegates to our Board the authority to set the exercise conditions and terms of the warrants, which would allow the subscription, with preferential conditions, of one or more of our shares. The maximum number of warrants issuable cannot exceed the number of shares comprising our share capital at the time of the issuance of the warrants. The maximum nominal amount of shares issuable cannot exceed 12,500,000 euros. This delegation to our Board is valid for a period of eighteen months following the date of our Shareholders Meeting.

The issuance of warrants is designed to protect and maximize the value of the outstanding equity interests in the event of an unsolicited takeover attempt in a manner or on terms not approved by our Board. Our Board can issue the warrants only in accordance with the reciprocity exception pursuant to French law, which means in the context of one or several offers, where at least one of which is made by an acquirer that would not be required to obtain prior shareholder approval before adopting a similar defensive measure against an unapproved public tender offer or exchange offer or by an acquirer that is controlled by an entity that would not be required to obtain prior shareholder approval before adopting a similar defensive measure against an unapproved public tender offer or exchange offer.
In the event of a hostile offer, our Board will disclose its intention to use the delegation granted pursuant to the resolution, and would issue the warrants only if the acquirer refused to cancel its offer or refused to improve the terms of the offer in a manner that would lead our Board to approve the offer. In the event that the takeover bid and any concurrent bid fails, expires or is withdrawn, the warrants will expire. Accordingly, the warrants should not interfere with any merger or business combination approved by our Board.
The warrants are not intended to prevent all takeovers. The warrants may, however, have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board. The warrants may cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by our Board.
The warrants would be issued, free of charge, to all holders of our shares on record as of a date set by our Board, which would be before the end of the tendering period. The subscription price per share would be at least equal to the share nominal value (i.e., as of the date of this filing, €0.10).
At our Shareholders Meeting, in accordance with Article L.233-33 of the French Commercial Code, our shareholders also approved a resolution authorizing our Board to use, during a tender offer, the authorizations and delegations to increase our capital pursuant to resolutions 16 to 25 and 27 as approved at the same Shareholders Meeting. Our Board can use these authorizations and delegations only in accordance with the reciprocity exception pursuant to French law, as described above. In the event of a hostile offer, our Board would be able to issue shares and/or other securities in accordance with the terms, conditions and limitations set forth pursuant to resolutions 16 to 25 and 27 as approved at the same Shareholders Meeting. The issuance of securities under the authorizations during a tender or exchange offer could have the effect of making it more difficult for the party making the offer to succeed. Prior to the issuance of the shares and/or other securities, the appropriate registration statements would need to be filed with the Securities and Exchange Commission.
Item 4. Submission of Matters to a Vote of Security Holders
An ordinary and extraordinary general meeting of shareholders of the Company was held on June 7, 2006 at 2:00 p.m., Paris time, at which meeting the Company’s shareholders took the following actions.

Resolution	For	Against	Abstention	Result
Within the authority of the Ordinary Shareholders’ Meeting
1. Approval of the Company’s statutory financial statements for the year ended December 31, 2005;	37,969,570	384,268	3,541	Approved
2. Approval of the Company’s consolidated financial statements for the year ended December 31, 2005;	37,969,087	385,051	3,241	Approved
3. Allocation of the Company’s earnings for the year ended December 31, 2005;	37,533,989	818,855	4,535	Approved
4. Renewal of the term of office of Mr. Bernard Liautaud, as a Director of the Company;	38,199,432	152,449	5,498	Approved
5. Renewal of the term of office of Mr. Jean-François Heitz, as a Director of the Company;	37,843,433	508,308	5,638	Approved
6. Renewal of the term of office of Mr. David Peterschmidt, as a Director of the Company;	37,768,917	582,293	6,169	Approved
7. Ratification of the appointment of Mr. John Schwarz, as a Director of the Company;	38,120,598	233,162	3,619	Approved
8. Renewal of term of office of Mr. John Schwarz, as a Director of the Company;	37,849,561	503,107	4,711	Approved

Resolution	For	Against	Abstention	Result
9. Ratification of regulated agreements;	29,974,229	7,959,870	5,868	Approved
10. Approval of regulated agreements;	20,905,923	17,083,674	5,373	Approved
11. Appointment of Auditex, as Company’s alternate statutory auditor of Ernst & Young Audit, as the replacement for Mr. Alain Vincent, Company’s alternate statutory auditor; and	37,081,651	1,269,289	6,439	Approved
12. Authorization granted to the Board of Directors to repurchase Ordinary Shares of the Company.	32,958,926	5,393,359	5,094	Approved
Within the authority of the Extraordinary Shareholders’ Meeting
13. Authorization granted to the Board of Directors to reduce the Company’s share capital by cancellation of treasury shares;	38,197,570	156,130	3,679	Approved
14. Authorization granted to the Board of Directors to issue warrants to subscribe up to a maximum of 45,000 Ordinary Shares reserved for Mr. Jean-François Heitz;	28,008,970	10,343,523	4,886	Approved
15. Authorization granted to the Board of Directors to issue warrants to subscribe up to a maximum of 45,000 Ordinary Shares reserved for Mr. David Peterschmidt;	22,495,366	15,857,149	4,864	Rejected
16. Authorization granted to the Board of Directors to increase the Company’s share capital through the issuance of Ordinary Shares, with subscription reserved to the participants in the Company’s Employee Savings Plan;	37,275,891	1,075,140	6,348	Approved
17. Delegation of powers granted to the Board of Directors to increase the Company’s share capital through the issuance of Ordinary Shares, with subscription reserved to the 2004 Business Objects S.A. Employee Benefits Trust under the 2004 International Employee Stock Purchase Plan;	37,177,275	1,174,058	6,046	Approved
18. Authorization granted to the Board of Directors to grant options to subscribe or to purchase Ordinary Shares of the Company and approval of the amendments of the 2001 Stock Incentive Plan;	27,942,415	10,044,115	8,440	Approved
19. Delegation of powers granted to the Board of Directors to increase the Company’s share capital through the issuance of Ordinary Shares, with subscription reserved to the Business Objects Employee Benefit Sub- Plan Trust under the 2001 Stock Incentive Plan and approval of the amendments of the 2001 Stock Incentive Sub-Plan;	27,455,426	10,532,494	7,050	Approved
20. Authorization granted to the Board of Directors to allocate, free of charge, existing Ordinary Shares, or to issue, free of charge, new Ordinary Shares, to the employees and certain officers of the Company and to the employees of the Company’s subsidiaries;	26,893,607	11,458,935	4,837	Approved
21. Delegation of authority granted to the Board of Directors to increase the Company’s share capital, with shareholder preferential subscription rights;	38,316,791	36,905	3,683	Approved
22. Delegation of authority granted to the Board of Directors to increase the Company’s share capital, without shareholder preferential subscription rights;	28,569,732	9,784,221	3,426	Approved
23. Authorization granted to the Board of Directors to increase the number of Ordinary Shares to be issued in the event of a Company’s share capital increase with or without shareholder preferential subscription rights;	27,444,779	10,906,343	6,257	Approved

Resolution	For	Against	Abstention	Result
24. Delegation of authority granted to the Board of Directors to increase the Company’s share capital by incorporation of reserves, profits, issuance premiums or any other sum for which capitalization would be authorized;	38,254,577	97,846	4,956	Approved
25. Delegation of powers granted to the Board of Directors to increase the Company’s share capital to compensate contributions in kind that are made to the Company;	36,706,067	1,645,158	6,154	Approved
26. Approval of the amendments of the Company’s articles of association to conform them to the new provisions of the French Commercial Code, as amended by French Law No. 2005-842 dated July 26, 2005;	38,297,424	56,299	3,656	Approved
27. Delegation of authority granted to the Board of Directors to proceed with the issuance of warrants free of charge in the event of a public tender offer/exchange offer for the Company within the framework of a legal reciprocity clause; and	24,699,725	13,653,843	3,811	Approved
28. Authorization granted to the Board of Directors in the event of a public tender offer/exchange offer for the Company within the framework of a legal reciprocity clause.	26,083,829	12,268,115	5,435	Approved

Item 6. Exhibits

Exhibit
No.	Description
3.1 (1)	Amended and Restated Bylaws of Business Objects S.A., as amended July 20, 2006 (English translation).

10.24 (2)	French Employee Savings Plan, as amended June 7, 2006.

10.25 (3)	2001 Stock Incentive Plan, as amended July 20, 2006 (English translation of French legal version)

10.25.1 (4)	2001 Stock Incentive Plan – Subsidiary Stock Incentive Plan, as amended June 7, 2006 (English translation of French legal version)

10.52 (5)	2004 International Employee Stock Purchase Plan, as amended June 7, 2006.

10.72 (6)	Stock Subscription Warrant Agreement for Jean-François Heitz.

10.73	Lease dated December 23, 2004 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas.

10.73.1	Lease Modification Agreement dated September 15, 2005 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas.

10.73.2	Second Lease Modification Agreement dated April 1, 2006 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on July 26, 2006.

(2)	Incorporated by reference to Exhibit 10.24 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).

(3)	Incorporated by reference to Exhibit 10.25 filed with our Current Report on Form 8-K filed with the SEC on July 26, 2006.

(4)	Incorporated by reference to Exhibit 10.25.1 filed with our Current Report on Form 8-K filed with the SEC on June 13, 2006.

(5)	Incorporated by reference to Exhibit 10.52 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).

(6)	Incorporated by reference to Exhibit 10.72 to our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Business Objects S.A. (Registrant)
Date: August 9, 2006	By:	/s/ John G. Schwarz
John G. Schwarz
Chief Executive Officer

Date: August 9, 2006	By:	/s/ James R. Tolonen
James R. Tolonen
Chief Financial Officer and Senior Group Vice President

EXHIBIT INDEX

Exhibit
No.	Description
3.1 (1)	Amended and Restated Bylaws of Business Objects S.A., as amended July 20, 2006 (English translation).

10.24 (2)	French Employee Savings Plan, as amended June 7, 2006.

10.25 (3)	2001 Stock Incentive Plan, as amended July 20, 2006 (English translation of French legal version)

10.25.1 (4)	2001 Stock Incentive Plan – Subsidiary Stock Incentive Plan, as amended June 7, 2006 (English translation of French legal version)

10.52 (5)	2004 International Employee Stock Purchase Plan, as amended June 7, 2006.

10.72 (6)	Stock Subscription Warrant Agreement for Jean-François Heitz.

10.73	Lease dated December 23, 2004 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas.

10.73.1	Lease Modification Agreement dated September 15, 2005 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas.

10.73.2	Second Lease Modification Agreement dated April 1, 2006 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on July 26, 2006.

(2)	Incorporated by reference to Exhibit 10.24 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).

(3)	Incorporated by reference to Exhibit 10.25 filed with our Current Report on Form 8-K filed with the SEC on July 26, 2006.

(4)	Incorporated by reference to Exhibit 10.25.1 filed with our Current Report on Form 8-K filed with the SEC on June 13, 2006.

(5)	Incorporated by reference to Exhibit 10.52 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).

(6)	Incorporated by reference to Exhibit 10.72 to our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).