Form 10-Q
period 2006-09-30
BUSINESS OBJECTS S.A.
filed 2006-11-09
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, the number of issued ordinary shares was 96,882,696, €0.10 nominal value, (including 201,612 treasury shares of which 76,914 American depositary shares (“ADSs”) are owned by the Business Objects Employee Benefit Sub Plan Trust, 2,018,723 ADSs held by Business Objects Option LLC and 421,207 ADSs held by the Business Objects Employee Benefit Sub Plan Trust). Of this number of issued shares, 59,041,016 shares are in the form of ADSs. As of October 31, 2006, the registrant had issued and outstanding 94,241,154 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	56
SIGNATURES		57
EXHIBIT 10.66
EXHIBIT 10.75
EXHIBIT 10.75.1
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 10.80
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	September 30,	December 31,
	2006	2005 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$499,128	$332,777
Short-term investments	5,194	4,651
Restricted cash	19,513	22,157
Accounts receivable, net	250,269	265,672
Deferred tax assets	13,187	13,605
Prepaid and other current assets	67,619	60,880

Total current assets	854,910	699,742
Goodwill	1,218,048	1,166,043
Other intangible assets, net	115,091	110,512
Property and equipment, net	90,445	74,116
Deposits and other assets	24,522	34,945
Long-term restricted cash	24,388	20,858
Long-term deferred tax assets	19,906	17,142

Total assets	$2,347,310	$2,123,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,499	$45,777
Accrued payroll and related expenses	86,483	83,332
Income taxes payable	110,304	79,820
Deferred revenues	253,243	201,788
Other current liabilities	84,717	72,098
Escrows payable	14,154	21,728

Total current liabilities	597,400	504,543
Long-term escrows payable	17,911	10,902
Other long-term liabilities	7,621	8,871
Long-term deferred tax liabilities	2,497	2,853
Long-term deferred revenues	8,447	6,734

Total liabilities	633,876	533,903
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.13 at September 30, 2006 and $0.12 at December 31, 2005): authorized 265,394 and 120,842; issued 96,697 and 95,304; issued and outstanding 93,996 and 92,262; respectively at September 30, 2006 and December 31, 2005	10,582	10,359
Additional paid-in capital	1,274,943	1,217,473
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan Trust shares: 2,701 shares at September 30, 2006 and 3,041 shares at December 31, 2005	(5,030)	(3,223)
Retained earnings	382,200	342,345
Unearned compensation	—	(12,243)
Accumulated other comprehensive income	50,739	34,744

Total shareholders’ equity	1,713,434	1,589,455

Total liabilities and shareholders’ equity	$2,347,310	$2,123,358

(1)	The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 (1)	2005	2006 (1)	2005
	(unaudited)		(unaudited)
Revenues:
Net license fees	$131,602	$120,308	$380,606	$360,317
Services	178,833	141,073	502,584	412,248

Total revenues	310,435	261,381	883,190	772,565
Cost of revenues:
Net license fees	10,870	7,169	29,122	21,586
Services	67,607	54,854	194,397	159,016

Total cost of revenues	78,477	62,023	223,519	180,602

Gross profit	231,958	199,358	659,671	591,963
Operating expenses:
Sales and marketing	121,451	103,622	362,074	312,131
Research and development	50,633	42,849	147,014	123,550
General and administrative	30,379	22,799	89,707	69,830

Total operating expenses	202,463	169,270	598,795	505,511
Income from operations	29,495	30,088	60,876	86,452
Interest and other income, net	4,726	2,895	10,589	10,473

Income before provision for income taxes	34,221	32,983	71,465	96,925
Provision for income taxes	(14,652)	(13,416)	(31,610)	(39,213)

Net income	$19,569	$19,567	$39,855	$57,712

Basic net income per ordinary share and ADS	$0.21	$0.22	$0.43	$0.64

Diluted net income per ordinary share and ADS	$0.21	$0.21	$0.42	$0.63

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	93,685	90,552	93,204	90,005

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	94,976	93,455	94,922	92,286

(1)	Costs and expenses for the three and nine months ended September 30, 2006 include stock-based compensation expense recorded in accordance with FAS 123R. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for additional information.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
Operating activities:
Net income	$39,855	$57,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	23,078	24,016
Amortization of other intangible assets	29,937	23,865
Stock-based compensation expense	37,853	3,922
Acquired in-process research and development	3,600	2,384
Loss on disposal of assets	244	831
Deferred income taxes	(10,754)	4,030
Changes in operating assets and liabilities:
Accounts receivable, net	33,453	40,331
Prepaid and other current assets	(2,159)	(13,340)
Deposits and other assets	10,492	11,379
Accounts payable	(1,245)	1,616
Accrued payroll and related expenses	(9,172)	(15,645)
Income taxes payable	29,821	(1,270)
Deferred revenues	34,517	3,237
Other liabilities	1,196	(13,111)
Short-term investments classified as trading	(543)	(970)

Net cash provided by operating activities	220,173	128,987

Investing activities:
Purchases of property and equipment	(34,251)	(22,477)
Business acquisitions, net of acquired cash	(65,233)	(95,858)
Increase (decrease) in escrows payable	(1,031)	17,957
Transfer of cash to restricted cash accounts	(694)	(17,955)
Proceeds from sale of assets	2,625	—

Net cash used in investing activities	(98,584)	(118,333)

Financing activities:
Issuance of shares	32,411	30,095

Net cash provided by financing activities	32,411	30,095

Effect of foreign exchange rate changes on cash and cash equivalents	12,351	(1,770)

Net increase in cash and cash equivalents	166,351	38,979
Cash and cash equivalents, beginning of the period	332,777	293,485

Cash and cash equivalents, end of the period	$499,128	$332,464

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
          The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
          On December 11, 2003, the Company acquired Crystal Decisions Inc. The acquisition of Crystal Decisions did not result in any new reportable segments. In 2005, the Company acquired SRC Software Inc., Medience S.A. and Infommersion, Inc., none of which resulted in any new reportable segments. On April 1, 2006, the Company acquired Firstlogic, Inc. and on October 2, 2006, the Company acquired Armstrong Laing Limited (“ALG Software”). The acquisitions in 2006 did not result in any new reportable segments.
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
     Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub Plan Trust Shares
          At September 30, 2006, the difference between the 96.7 million issued ordinary shares and the 94.0 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represented the 2.7 million shares held by Business Objects Option LLC, Employee Benefit Sub Plan Trust and in treasury which are included in the caption “Treasury, Business Objects Option LLC and Employee Benefit Sub-Plan Trust Shares.” Shares held by Business Objects Option LLC and by the Employee Benefit Sub-Plan Trust to be relinquished upon the exercise of options assumed in connection with the Crystal Decisions, SRC and Infommersion acquisitions and upon the vesting of the restricted stock units (“RSUs”), respectively, are not deemed to be outstanding, they will not be entitled to voting rights, and will not be included in the calculation of basic net income per ordinary share and American Depositary Share (“ADS”) until such time as the option holders exercise their options and the RSUs vest.

          The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants, vesting of RSUs and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist by EuronextTM (Compartment A) and the ADSs are traded on the Nasdaq (Global Select) Market.
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
          For each arrangement, the Company determines whether persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products, maintenance and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered maintenance and/or service elements based on vendor-specific objective evidence (“VSOE”) of fair value of the undelivered maintenance and/or service elements and the residual amount of revenues are allocated to the delivered elements. As the Company does not have VSOE of fair value for software products, no revenues are recorded until all contracted-for software products have been delivered. In the case of term-based licenses, revenues are generally recognized ratably over the term of the license as the Company does not have VSOE of fair value for the post contract support sold with such term licenses.
          For those contracts that consist solely of licenses and maintenance, the Company recognizes net license revenues based upon the residual method after all licensed software product has been delivered as prescribed by Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” The Company recognizes maintenance revenues over the term of the maintenance contract. The maintenance rates for both license agreements with and without stated renewal rates are based upon the Company’s price list. VSOE of the fair value of maintenance is determined by reference to the price paid by the Company’s customers when maintenance is sold separately (i.e. the prices paid by customers in connection with renewals). In the absence of VSOE for the fair value of maintenance, when this is the only undelivered element, license revenues are amortized ratably over the related contractual maintenance term.
          Services consist of maintenance, consulting and training. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and services revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of labor hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether: (i) the services are available from other vendors; (ii) the services involve a significant degree of risk or unique acceptance criteria; and (iii) whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses VSOE of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. VSOE of fair value of consulting and training services is based upon average daily rates. When the Company provides services only, the contracts are typically structured on a time and materials basis.
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

     Accounting for Stock-Based Compensation
          On January 1, 2006, the Company adopted the provisions of FAS 123R “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payment awards based on fair value. FAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with FAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), as if the fair value method defined by FAS 123 had been applied to its stock-based compensation. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company applied the provisions of SAB 107 in its adoption of FAS 123R.
          The Company elected to use the modified prospective approach and has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS No. 123 “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.
          Through the end of 2004, management estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes option-pricing valuation model (“Black-Scholes model”). After assessing the application of the International Financial Reporting Standards (“IFRS”) on “Share-Based Payment” (“IFRS 2”) for its international reporting requirements, and the adoption of FAS 123R under U.S. GAAP on January 1, 2006, the Company changed to a binomial-lattice option-pricing model (“binomial-lattice model”) to value its stock options and warrants for all grants issued after January 1, 2005. The Company currently expects that the fair value for stock options and warrants will continue to be determined using the binomial-lattice model under FAS 123R.
          The Company retained the Black-Scholes model for the calculation of the fair value of shares under its 2004 International Employee Stock Purchase Plan (“IESPP”). The Company is unable to reasonably estimate the fair value of shares issued under its French Employee Stock Purchase Plan (“ESPP”) because the measurement date is not established until the end of the purchase period. In accordance with FASB Technical Bulletin No. 97-1, the Company valued shares issuable under this plan using the intrinsic value method at the end of the purchase period. The Company determines the fair value of RSUs at the grant date based on the Company’s stock price on NASDAQ. For RSUs and stock options subject to performance conditions, the grant date is determined when the objectives are known and mutually understood by the employer and the employee.
     Net Income per Ordinary Share and ADS
          In accordance with FAS No. 128, “Earnings per Share,” basic net income per ordinary share and ADSs was computed using the weighted average number of ordinary shares and ADSs outstanding during the period. Diluted net income per ordinary share and ADS was computed using the weighted average number of ordinary shares and ADSs and dilutive ordinary and ADS equivalent shares outstanding during the period using the treasury stock method. Dilutive ordinary and ADS equivalent shares primarily consist of employee stock options, RSUs and warrants. Under the treasury stock method, the amount the employee must pay for exercising an equity award, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase Company shares.
     Recent Pronouncements
          Fair Value Measurements. In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this

Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the statement effective January 1, 2008. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
     Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan. In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.
     This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:
a.	Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.
     This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. If applicable, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company has no material defined benefit plans, however it is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation effective January 1, 2007. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.
     Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R. Companies have one year from the later of the adoption of FAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company is currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.
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
     The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to specific operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), the Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At September 30, 2006, the forward and option contracts outstanding had maturity dates ranging from October 2006 through July 2007.
     At September 30, 2006, the Company concluded that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.
     The Company’s derivative financial instruments are summarized in the table below:

	September 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)		(in millions)
U.S. dollar equivalent of derivatives not designated as hedges	$47.2	($0.1)	$67.8	$0.1
U.S. dollar equivalent of derivatives designated as cash flow hedges	$72.1	$0.3	$19.8	$0.2
     All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $0.7 million and other current liabilities of $0.5 million at September 30, 2006, and as part of other current assets in the amount of $0.5 million and other current liabilities of $0.2 million at December 31, 2005.
3. Accounts Receivable
     Accounts receivable were stated net of allowance for returns or adjustments, allowance for doubtful accounts, distribution channel and other reserves totaling $13.7 million at September 30, 2006 and $12.2 million at December 31, 2005. The allowance for doubtful accounts portion represented $9.5 million of the $13.7 million balance at September 30, 2006, and $8.8 million of the $12.2 million balance at December 31, 2005.
4. Shareholders’ Equity
     The Company grants stock options to its employees and officers pursuant to shareholder approved stock option plans and provides employees the right to purchase its shares pursuant to shareholder approved employee stock purchase plans. The Company also grants warrants to purchase shares to its non-employee directors and, since November 2005, RSUs to its employees, including officers. Shares are generally issued by the Company upon exercise of options or warrants or, on the date of grant, for certain RSUs granted to employees outside France.

     The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to at least the fair market value of the underlying ordinary shares on the date of grant. The standard stock option vesting schedule is a four year vesting calendar, with 25% one year after the grant date and the remainder vesting ratably over the remaining 36 months. The standard warrant vesting schedule is three years with ratable vesting. The RSU vesting calendar varies depending on each grant but is generally three years with ratable vesting. With the exception of the Crystal Decisions and Infommersion converted options which are denominated in U.S. dollars, the stock awards granted by the Company are denominated in euros. The conversion of the compensation expense amortized to each period fluctuates based on the currency exchange rate applicable for the period reported.
     At September 30, 2006, there were four approved compensation plans under which stock options were outstanding. The shareholders of the Company had also approved three employee stock purchase plans under which the issuance of shares of the Company’s stock was approved, and the 2001 Stock Incentive Sub-Plan (“Sub-Plan”) under which the issuance of RSUs were granted.
     On January 1, 2006, the Company adopted the provisions of FAS 123R which requires the recognition of stock-based compensation expense for all share-based payment awards based on fair values. Under FAS 123R, the impact on the consolidated financial statements for the three and nine months ended September 30, 2006 for income before income taxes was $12.9 million and $37.9 million, respectively, and the impact on net income was $11.3 million and $33.5 million, respectively. The impact on basic and diluted net income per share was $0.12 and $0.12, respectively for the three months ended September 30, 2006, and $0.36 and $0.35, respectively for the nine months ended September 30, 2006. In addition, prior to the adoption of FAS 123R, the Company presented the tax benefits of stock option exercises as operating cash flows. Beginning with the adoption of FAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and tax benefits resulting from exercises of options vested as of January 1, 2006 are now classified as financing cash flows.
     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation during the three and nine months ended September 30, 2005 compared with reported information for the three and nine months ended September 30, 2006 as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income — as reported for prior periods (1)	N/A	$19,567	N/A	$57,712
Add: Amortization of stock-based compensation expense included in reported net income, net of estimated tax related benefits	N/A	708	N/A	2,224
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of estimated tax related benefits for the three and nine months ended September 30, 2005 of $1,077 and $3,159, respectively (2)	N/A	(10,676)	N/A	(31,336)

Net income, including the effect of stock-based compensation expense — pro forma in 2005 (3)	$19,569	$9,599	$39,855	$28,600

Net income per ordinary share and ADS — as reported Basic for prior periods (1)	N/A	0.22	N/A	0.64
Net income per ordinary share and ADS — as reported Diluted for prior periods (1)	N/A	0.21	N/A	0.63
Net income per ordinary share and ADS — Basic, including the effect of stock-based compensation — pro forma in 2005 (3)	0.21	0.11	0.43	0.32
Net income per ordinary share and ADS — Diluted, including the effect of stock-based compensation — pro forma in 2005 (3)	0.21	0.10	0.42	0.31

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under FAS 123 because the Company did not adopt the recognition provisions of FAS 123.

(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of FAS 123.

(3)	Net income and net income per share for the three months ended September 30, 2006 included stock-based compensation expense of $11,282 net of tax benefits of $1,655. Net income and net income per share for the nine months ended September 30, 2006 included stock-based compensation expense of $33,461 net of tax benefits of $4,392. Net income and net income per share prior to 2006 represent pro forma information based on FAS 123.

     The amortization of stock-based compensation expense included in reported net income for the three and nine months ended September 30, 2005 represented amortization of unearned compensation related to stock options assumed in the Crystal Decisions and SRC acquisitions that were unvested at the time of the acquisition, and amortization of RSUs for the CEO.
     Through the end of 2004, the fair value of stock options, stock purchase plans and warrants was estimated using a Black-Scholes model. On January 1, 2005, the Company changed to a binomial-lattice model to value its stock options and warrants for all grants issued after that date.
     The use of a binomial-lattice model requires the use of employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in the three and nine months ended September 30, 2006, and the related weighted average fair values and weighted average expected lives.

	Three months ended					Nine months ended
	September 30, 2006					September 30, 2006
	Warrants	Stock options	RSUs	IESPP	ESPP	Warrants	Stock options	RSUs	IESPP	ESPP
Expected volatility	49%	50%	N/A	32%	N/A	49%	48%	N/A	32%	N/A
Risk-free interest rate (1)	3.86%	3.73%	N/A	3.03%	N/A	3.86%	3.71%	N/A	2.70%	N/A
Turnover rate
France	N/A	12%	N/A	N/A	N/A	N/A	12%	N/A	N/A	N/A
Officers / Directors	N/A	14%	14%	8%	N/A	N/A	14%	14%	11%	N/A
Rest of the world	N/A	20%	20%	8%	N/A	N/A	20%	20%	11%	N/A
Dividends	—	—	—	—	—	—	—	—	—	—
Weighted average fair value in	$12.51	10.08	23.80	8.04	11.00	12.51	12.60	31.15	8.23	7.01
Weighted average expected life (years)	5.28	4.44	2.00	0.50	N/A	5.28	4.74	1.72	0.50	N/A

(1)	The Company used the five to seven years IBoxx Eurozone interest rate for the stock options and warrants with exercise prices denominated in Euro granted to French employees and Directors, and the three to five years IBoxx Eurozone interest rate for the options with exercise prices denominated in Euro granted to rest of the world. The Company used the Euribor six month interest rate for the IESPP with a subscription price denominated in Euro.
     As part of the FAS 123R adoption, the Company re-evaluated its expected volatility assumptions. Based on the results of the analysis, the Company determined that it was more appropriate to allocate a 75% weight to the historical volatility and a 25% weight to the implied volatility. Prior to January 1, 2006, the Company had used an 82% weight for historical stock price volatility and an 18% weight for implied volatility.
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

     The table below summarizes the assumptions used to value the equity awards in the three and nine months ended September 30, 2005, and the related weighted average fair values and weighted average expected lives.

	Three months ended					Nine months ended
	September 30, 2005					September 30, 2005
	Warrants	Stock options	RSUs	IESPP	ESPP	Warrants	Stock options	RSUs	IESPP	ESPP
Expected volatility	54%	53%	N/A	41%	N/A	54%	54%	N/A	42%	N/A
Risk-free interest rate (1)	2.5%	2.9%	N/A	2.2%	N/A	2.5%	2.9%	N/A	2.0%	N/A
Turnover rate
France	N/A	12%	N/A	N/A	N/A	N/A	12%	N/A	N/A	N/A
Rest of the world	N/A	20%	N/A	—	N/A	N/A	20%	N/A	—	N/A
Dividends	—	—	—	—	—	—	—	—	—	—
Weighted average fair value in	$11.90	14.14	35.88	6.52	11.39	11.90	12.40	35.88	6.18	8.86
Expected life (years)	4.26	4.81	N/A	0.50	N/A	4.26	4.74	N/A	0.50	N/A

(1)	IBoxx Eurozone five to seven years rate for the options in euro, and Euribor six month rate for the IESPP.
No RSUs were granted prior to September 2005.
Equity award activity for the nine months ended September 30, 2006, was as follows (in thousands, except weighted data):

						Weighted-
						average
				Weighted		remaining
	Number of awards			average	Aggregate	contractual
		Stock		exercise price	intrinsic	term (in
	Warrants	options	RSUs	(in $) (1)	value (in $) (2)	years)
Outstanding at January 1, 2006	435	13,100	389	27.77	200,697	7.10
Granted (3)	45	2,346	305	27.33	8,965
Cancelled / Expired	(45)	(1,520)	(42)	31.91	8,084
Exercised	(30)	(1,336)	(122)	16.05	26,919

Outstanding at September 30, 2006	405	12,590	530	30.29	103,323	6.54
Exercisable at September 30, 2006	255	7,201		31.98	59,767	5.64
Unvested expected to vest at September 30, 2006	150	4,565	440	28.03	41,426	7.61

(1)	translated to U.S. dollars based on the noon buying rate as published by the Federal Reserve of Bank of New York for grants, exercises and cancellations and based on the closing rate for the outstanding options.

(2)	computed as the difference between the closing quote on NASDAQ on January 1, 2006, at the grant date, at the cancellation date, at the exercise date or at September 30, 2006 respectively, and the option exercise price translated in U.S. dollars as per (1) above. The intrinsic value cannot be negative and may equal zero when the option price exceeds the closing quote on the NASDAQ.

(3)	as stock options are granted with an exercise price equal to the closing price on Euronext on the grant date, the intrinsic value of grants is limited to RSUs.

The total intrinsic value of options and warrants exercised during the nine months ended September 30, 2006 was $22.8 million. The total fair value of RSUs vested during the nine months ended September 30, 2006 was $4.1 million. No RSUs vested during the nine months ended September 30, 2005.
Net cash proceeds from the exercises of stock options,and warrants, and from the purchases under the IESPP and the ESPP were $32.4 million for the nine months ended September 30, 2006, respectively.
There were no tax benefits realized by the Company from stock options exercised during the nine months ended September 30, 2006.
The following table summarizes the unvested RSUs as of September 30, 2006 and changes for the nine months ended September 30, 2006 as follows:

		Weighted-
	Number of	average grant
	awards (in	date fair value
	thousands)	(in $)
Unvested at January 1, 2006	389	36.49
Granted	305	29.70
Vested	(122)	36.88
Forfeited	(42)	36.81

Unvested at September 30, 2006	530	32.47
As of September 30, 2006, total compensation cost related to unvested awards expected to vest but not yet recognized was $72.9 million, and was expected to be recognized over a weighted-average period of 2.57 years. The unrecognized amount included the performance awards for which no FAS 123R grant date had yet been determined. For these awards, the fair value was estimated based on the stock price at the reporting date and on 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during the nine months ended September 30, 2006.
The following table summarizes the stock-based compensation expense, net of tax, related to warrants, stock options, RSUs and employee stock purchase plans under FAS 123R for the three months ended September 30, 2006, which was allocated as follows (in thousands):

		Stock
	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees		$11		$1		$12

Cost of services		1,198	$37	164	$101	1,500

Sales and marketing		3,371	198	397	201	4,167

Research and development		1,427	29	162	176	1,794

General and administrative	$250	3,921	1,147	65	81	5,464

Total compensation expense	250	9,928	1,411	789	559	12,937

Income tax benefit	—	(1,540)	(115)	—	—	(1,655)

Total compensation expense, net of tax	$250	$8,388	$1,296	$789	$559	$11,282
The following table summarizes the stock-based compensation expense, net of tax, related to warrants, stock options, RSUs and employee stock purchase plans under FAS 123R for the nine months ended September 30, 2006, which was allocated as follows (in thousands):

		Stock
	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees		$30		$4		$34

Cost of services		3,604	$48	533	$107	4,292

Sales and marketing		9,489	298	1,369	216	11,372

Research and development		4,682	50	516	208	5,456

General and administrative	$691	10,591	5,103	224	90	16,699

Total compensation expense	691	28,396	5,499	2,646	621	37,853

Income tax benefit	—	(4,203)	(189)	—	—	(4,392)

Total compensation expense, net of tax	$691	$24,193	$5,310	$2,646	$621	$33,461

5. Acquisitions
Acquisition of Firstlogic, Inc.
     On April 1, 2006, the Company’s wholly owned subsidiary, Business Objects Americas, acquired Firstlogic, Inc. (“Firstlogic”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated February 8, 2006, between the Company, Business Objects Americas, Flagship Acquisition Corporation, an indirect and wholly owned subsidiary of the Company, Firstlogic, Inc., and Ralph Bouma, Jr. Business Objects Americas acquired all the outstanding capital stock of Firstlogic, a global provider of enterprise data quality software and services. In-the-money options to acquire shares of Firstlogic common stock outstanding immediately prior to the consummation of the Merger, whether or not exercisable or vested, were cancelled in consideration of a cash payment, in accordance with and pursuant to the terms of the Merger Agreement. The results of operations were included in the consolidated financial statements after the date of acquisition.
     The acquisition was an all-cash transaction of approximately $65.9 million. Of the total purchase price, $11.7 million was placed in an escrow account. Of this amount, $3.1 million related to a post-closing merger consideration adjustment. In October 2006, the Company and the Firstlogic shareholder representative agreed that of the $3.1 million, $1.0 million would be paid to the Company, $0.3 million would be paid to the Firstlogic shareholders and the remaining $1.8 million would remain in escrow until the disputed items are resolved as required under the purchase agreement. An additional $0.2 million was placed in escrow to be available solely to pay the fees and expenses incurred or charged by the Firstlogic shareholder representative in accordance with the terms of the Merger Agreement. The remaining $8.4 million is security for the indemnification obligations set forth in the Merger Agreement, and will be available for release in October 2007, subject to any claims for indemnification.
     The acquisition was accounted for under the purchase method of accounting. A summary of the acquisition is as follows (in millions):

		Net Tangible
	Purchase	Liabilities	Fair Value of	In-Process R&D
Acquisition	Consideration	Acquired	Intangibles	(“IPR&D”)	Goodwill
Firstlogic, Inc.	$65.9	$(8.4)	$28.2	$3.6	$42.5
     The purchase price allocation set forth above is preliminary and may change if information becomes available that results in a change in the transaction costs, assets acquired or liabilities assumed at the date of purchase.
     The fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

			Maintenance Contracts and		License Contracts		Non-Compete
	Developed Technology		Consulting Relationships		and Relationships		Agreements
		Estimated		Estimated		Estimated		Estimated
		Useful Life		Useful Life		Useful Life		Useful Life
	Fair Value	(in Years)	Fair Value	(in Years)	Fair Value	(in Years)	Fair Value	(in Years)	Total
Firstlogic, Inc.	$23.5	5	$2.9	6	$1.6	2	$0.2	2	$28.2
     All the above items, including IPR&D, were valued using the excess earnings method under the income approach. Pro forma financial information including this acquisition has not been presented as the historical operations of Firstlogic were not material to the Company’s consolidated financial statements.

6. Goodwill and Other Intangible Assets
     In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2006. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization occurred through September 30, 2006 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of September 30, 2006.
     The change in the carrying amount of goodwill was as follows (in thousands):

	September 30,	December 31,
	2006	2005
Balance, beginning of the year	$1,166,043	$1,067,694
Goodwill acquired during the period (1)	50,412	114,119
Goodwill adjustments relating to prior year acquisitions	934	(15,617)
Impact of foreign currency fluctuations on goodwill	659	(153)

Balance, end of the period	$1,218,048	$1,166,043

(1)	Includes adjustments during the period.
     The goodwill acquired during the nine months ended September 30, 2006 primarily related to the acquisition of Firstlogic in April 2006. During 2005, the Company’s wholly owned subsidiary, Business Objects Americas, completed the acquisitions of SRC and Infommersion, and the Company acquired Medience, resulting in total goodwill of $114.1 million. In 2005, the Company determined that $15.6 million of valuation allowance and tax liability accruals, which comprised a component of the Crystal Decisions’ purchase price and a component of Acta Technology, Inc.’s (which was acquired in 2002) purchase price, were no longer required since they no longer represented specific identifiable liabilities. Therefore, goodwill was reduced by $15.6 million in 2005. This determination was made based on the passage of time, and other events, including the completion of certain tax audits.
     Other intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Developed technology	$150,957	$120,972
Maintenance and support contracts	54,423	50,837
Trade names	7,168	6,043
Other	3,063	—

Total other intangible assets, at cost	215,611	177,852
Accumulated amortization on other intangible assets	(100,520)	(67,340)

Other intangible assets, net	$115,091	$110,512

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
     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Amortization of:
Developed technology (included in cost of net license fees)	$7,934	$5,158	$20,939	$15,891
Maintenance and support contracts (included in cost of services)	2,268	2,358	7,740	6,989
Trade names (included in operating expenses)	384	309	1,053	985
Other	205	—	205	—

Total other intangibles amortization expense	$10,791	$7,825	$29,937	$23,865

     The estimated future amortization expense of other intangible assets existing at September 30, 2006 is presented in U.S. dollars based on the September 30, 2006 period-end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

Remainder of 2006	$10,748
2007	41,529
2008	38,846
2009	11,326
2010	9,859
Thereafter	2,783

Total	$115,091

7. Net Income per Share
     The components of basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$19,569	$19,567	$39,855	$57,712

Denominator:
Weighted average shares outstanding	93,685	90,552	93,204	90,005

Net income per share — basic	$0.21	$0.22	$0.43	$0.64

Diluted net income per share:
Numerator:
Net income	$19,569	$19,567	$39,855	$57,712

Denominator:
Weighted average shares outstanding	93,685	90,552	93,204	90,005
Incremental shares attributable to shares under employee stock option plans, warrants and RSUs (treasury stock method)	1,291	2,903	1,718	2,281

Weighted average shares outstanding plus incremental shares	94,976	93,455	94,922	92,286

Net income per share — diluted	$0.21	$0.21	$0.42	$0.63

     For the three and nine months ended September 30, 2006, approximately 0.4 million and 1.5 million stock options and warrants were exercised and RSUs were vested, respectively, of which approximately 0.1 million and 0.4 million represented exercises of options held by Business Objects Option LLC. For the three and nine months ended September 30, 2005, approximately 0.7 million and 1.4 million stock options were exercised, respectively, of which approximately 0.4 million and 0.8 million represented exercises of options held by Business Objects Option LLC. At September 30, 2006, 13.5 million stock options, RSUs and warrants were outstanding in aggregate. At September 30, 2005, 13.3 million stock options and warrants were outstanding in aggregate.

     For the three months ended September 30, 2006 and 2005, respectively, 8.3 million and 3.3 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share primarily because the option or warrant exercise prices during the respective periods was greater than the average market price of the ordinary shares or ADSs and, therefore, the effect would have been anti-dilutive. For the nine months ended September 30, 2006 and 2005, 5.8 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation. These options could be dilutive in future periods.
8. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three and nine months ended September 30, 2006 and 2005, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized (gains) losses on cash flow hedges settled in the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Net income	$19,569	$19,567	$39,855	$57,712
Other comprehensive income:
Foreign currency translation adjustments	(1,470)	(190)	15,942	(5,081)
Unrealized net gains (losses) on cash flow hedges, net of tax	319	740	(130)	1,602
Realized net (gains) losses on cash flow hedges, net of tax, reclassified into earnings	61	(542)	183	(710)

Total comprehensive income	$18,479	$19,575	$55,850	$53,523

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net license fees (1):
Business Intelligence Platform	$99,690	$104,866	$300,669	$315,053
Enterprise Performance Management Solutions	18,795	7,884	48,151	25,054
Enterprise Information Management Solutions	13,117	7,558	31,787	20,210

Total net license fees	$131,602	$120,308	$380,606	$360,317
Total service revenues	178,833	141,073	502,584	412,248

Total revenues	$310,435	$261,381	$883,190	$772,565

(1)	The Company does not have VSOE for its licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.
     The following table summarizes the Company’s total revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$165,268	$126,840	$457,911	$350,319
Europe, Middle East and Africa (“EMEA”), excluding France	89,834	83,378	260,579	262,644
France	22,849	21,580	71,145	69,975
Americas, excluding the United States	9,882	10,649	31,882	28,895
Asia Pacific	22,602	18,934	61,673	60,732

Total revenues	$310,435	$261,381	$883,190	$772,565

10. Commitments and Contingencies
     Legal matters
          On October 17, 2001, the Company filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy Incorporated (“MicroStrategy”) for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed on the Company’s U.S. Patent No. 5,555,403. The Company’s complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that the Company’s patent was not literally infringed, that the Company was estopped from asserting the doctrine of equivalents and dismissed the case. The Company appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court incorrectly concluded that MicroStrategy’s products did not violate the Company’s patent and determined that the Company was not precluded from arguing that MicroStrategy’s products were equivalent to a claim of the Company’s patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. The Company filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. On September 13, 2006, the Court of Appeals affirmed the District Court’s decision granting MicrosStrategy’s motion for summary judgment of non-infringement. This matter is now concluded.
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
          In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decisions rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. The Company filed its opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. The District Court has requested the parties to file briefs within 30 days of November 2, 2006.
          On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting the Company’s motion for summary judgment as to non infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claims that the Company infringed these three patents have all been dismissed and will not proceed to trial. Judgment was entered in the Company’s favor on February 23, 2006. Microstrategy filed a notice of appeal on March 24, 2006. Microstrategy filed its opening brief on August 4, 2006. The Company’s response brief is due on November 17, 2006.
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
     In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial. On March 10, 2006, the Court of Appeal dismissed the Defendants’ application for permission to appeal the Court’s directions. Vedatech filed an application requesting that the Company’s counsel be recused from the matter. A hearing took place on May 16, 2006 at which the recusal application was dismissed with costs. On August 1, 2006, a costs judge issued a costs certificate in the Company’s favor. A trial date has been listed for July 9, 2007.

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
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting the Company’s motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of the ‘374 patent and denying the Company’s motion for summary judgment on the issue of direct and induced infringement of the ‘670, ‘775 and ‘990 patents. No trial date has been set. The Company is defending the action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on the Company’s financial position, results of operations or cash flows. The Company cannot currently estimate either the amount or range of any losses.
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
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. filed an action in the Superior Court for the State of California, County of Santa Clara, against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. On August 18, 2006, Decision Warehouse amended its complaint to add a claim for unspecified damages alleging defamation. On October 27, 2006, the court granted summary judgement in the Company’s favor on the claim for defamation on the grounds that it is barred by the applicable statute of limitations. The parties are currently engaged in discovery on the remaining claims. No trial date has been set. The Company intends to defend this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on the Company’s financial position, results of operations or cash flows.
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara, against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting. On July 19, 2006, the Company filed on amended claim for unspecified damages against Decision Warehouse and one of its Principal Shareholders, Cesar Miranda, alleging conspiracy to defraud and defamation. No trial date has been set.
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

     Commitments
          The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2005, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $272.7 million in aggregate. In February 2006, the Company amended its lease agreement for its premises in San Jose, California. The amendment results in a five year term extension of the lease from the original termination date in April 2011 to April 2016 and a rent adjustment equal to the greater of $9.00 per square foot annually or the fair market rental value at the time of the extension in April 2011. These new terms result in an estimated increase in the total operating lease commitments of approximately $3.4 million, assuming a $9.00 per square foot annual rate. This amendment also reduced the Company’s letter of credit obligation by 50%, or $3.5 million, and provides for further annual reductions upon attainment of agreed upon financial benchmarks.
11. Escrows Payable and Restricted Cash
          The acquisition of Firstlogic on April 1, 2006 resulted in $11.7 in escrows payable. The $11.7 million escrow amount consists of three components. The first component of $8.4 million serves as indemnification for certain losses that may be incurred by the Company through September 2007. The second component totals $3.1 million and relates to a post-closing merger consideration adjustment. In October 2006, the Company and the Firstlogic shareholder representative agreed that of the $3.1 million, $1.0 million would be paid to the Company, $0.3 million would be paid to the Firstlogic shareholders and the remaining $1.8 million would remain in escrow until the disputed items are resolved as required under the purchase agreement. The third component totals $0.2 million to cover services provided by the Firstlogic shareholder’s representative over the escrow periods. As of September 30, 2006, no payments had been made.
          The Company held an aggregate of approximately $11.5 million at September 30, 2006, in escrows payable related to the 2005 acquisitions of Infommersion and Medience. The amounts become due between September 2007 through October 2007. Approximately $14.9 million was paid from the escrow account to the SRC shareholders in September 2006.
          A total of $6.8 million in escrows payable at September 30, 2006, related to the purchase of Acta in 2002, and was originally due for distribution in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved as of September 30, 2006 and, therefore, the retained amounts remain in the escrow account pending resolution of the litigation. In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provided that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. Through September 30, 2006, the Company had incurred $6.7 million of costs associated with defending the action. The Company can claim these expenses against the remaining amount in escrow.
          All escrow amounts are subject to indemnification obligations and are secured by restricted cash.
          There is also approximately $5.2 million of restricted cash relating to the Firstlogic acquisition which has yet to be forwarded by the escrow agent to certain of the Firstlogic shareholders.
          Restricted cash related to the acquisition of Infommersion included an additional $3.1 million related to an employee escrow account representing retention payments due to former executives, and will be available for release from April 2007 through October 2007. As of September 30, 2006, these amounts were not yet earned and were not considered payable.
          In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $3.5 million. The letters of credit are renewable and are secured by restricted cash.
          There were no other material changes in escrows payable or restricted cash between December 31, 2005 and September 30, 2006.
12. Credit Agreement
          On December 8, 2004, the Company entered into an unsecured credit facility (the “Credit Agreement”), which was scheduled to terminate on December 2, 2005. This agreement was amended in each of December 2005 and January 2006. The Company entered into a new unsecured credit facility with the same financial institution (the “Second Credit Agreement”) in March 2006, which superseded the Credit Agreement and the amendments in their entirety, and is currently scheduled to terminate in February 2007. The terms of the Second Credit Agreement are essentially unchanged from the Credit Agreement. The Second Credit Agreement provides for up to €100 million (approximately $127 million using the exchange rate as of September 30, 2006) which can be drawn in euros,

U.S. dollars or Canadian dollars. The Second Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The Second Credit Agreement restricts certain of the Company’s activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.
Pursuant to the Second Credit Agreement, the amount available is reduced by the aggregate of all then outstanding drawings. Drawings are limited to advances in duration of 10 days to 12 months, and must be at least equal to € 1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. This unsecured credit line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the Second Credit Agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of € 5 million, without penalty. At September 30, 2006, there were no balances outstanding against this Second Credit Agreement.
13. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, the Company had not recorded any associated obligations at September 30, 2006 or December 31, 2005. The Company carries coverage under certain insurance policies to protect itself in the case of any unexpected liability; however, this coverage may not be sufficient.
      In August of 2006, the Company entered into an agreement with a bank to guarantee the obligations for certain of its subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. At September 30, 2006, no extensions of credit or other obligations were in place under this guarantee agreement. On November 2, 2006, the Company amended the guarantee to include all of its subsidiaries.
     The Company entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At September 30, 2006, there were four option contracts with the bank under this guarantee in the aggregate notional amount of approximately $19.0 million. In addition, there were ten forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of approximately $79 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at September 30, 2006.
     As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At September 30, 2006 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at September 30, 2006 and December 31, 2005 did not represent material liabilities.

14. Income Taxes
     The Company is subject to income taxes in numerous jurisdictions and the use of estimates is required in determining the Company’s provision for income taxes. Although the Company believes its tax estimates are reasonable, the ultimate tax determination involves significant judgment that could become subject to audit by tax authorities in the ordinary course of business. Due to the Company’s size, it contemplates it will regularly be audited by tax authorities in many jurisdictions, and is currently under ordinary course audits in several jurisdictions.
     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. Due primarily to the adoption of FAS123R and discrete charges related to the expensing of in-process research and development costs, the Company’s effective tax rate increased to 43% for the three months ended September 30, 2006 from 41% for the three months ended September 30, 2005, and to 44% for the nine months ended September 30, 2006 from 40% for the nine months ended September 30, 2005.
15. Subsequent Events
Acquisition of ALG Software
     On October 2, 2006, the Company’s wholly owned subsidiary, Business Objects (U.K.) Limited, acquired ALG Software in accordance with: (i) a sale and purchase agreement (the “Agreement”), dated September 12, 2006, between the Company, Business Objects (U.K.) Limited and the Sellers (as defined in the Agreement); and (ii) a sale and purchase agreement, dated October 2, 2006, between Armstrong Laing Limited, Business Objects (U.K.) Limited and all of the holders of options in Armstrong Laing Limited. Business Objects (U.K.) Limited acquired all of the outstanding capital stock of Armstrong Laing Limited, a provider of profitability management and activity based costing solutions.
     The acquisition was an all-cash transaction of approximately £30.0 million (approximately $56 million). Of the total purchase price, £5.2 million was placed in escrow accounts. Of this amount, £4.0 million was placed in an escrow account to satisfy potential claims under the warranties and indemnities in the Agreement. Provided there are no such claims, the amount will be paid as follows: £500,000 on April 2, 2007; £500,000 on October 2, 2007; and £3.0 million on October 2, 2008. A further £1.2 million was placed in a second escrow account to be available to cover a list of specific estimated potential liabilities to the extent that such liabilities become payable prior to October 2, 2007. The Agreement also provides for additional consideration to be paid in the form of two earnout amounts of £656,250 each, to be paid upon the satisfaction of specific objectives. These two earnout amounts are not included in the £30.0 million approximate total purchase price mentioned above.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements include, but are not limited to, statements concerning risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.
Overview
     We are a leading independent provider of Business Intelligence (“BI”) solutions. We develop, market and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. Our business intelligence platform, Business Objects XI, offers a single platform for enterprise reporting, query and analysis, enterprise performance management solutions and enterprise information management solutions. We believe that data provided by the use of a comprehensive BI solution such as Business Objects XI allows organizations to make better and more informed business decisions. We have also built one of the industry’s strongest and most diverse partner communities and we also offer consulting and education services to help customers effectively deploy their business intelligence projects. We have one reportable segment — BI software products and services.

Key Performance Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for percentages and per share amounts)	2006 (1)	2005	2006 (1)	2005
Revenues	$310.4	$261.4	$883.2	$772.6
Growth in revenues (compared to prior year comparative period)	19%	19%	14%	17%
Income from operations	$29.5	$30.1	$60.9	$86.5
Income from operations as a percentage of total revenues	10%	12%	7%	11%
Diluted net income per share	$0.21	$0.21	$0.42	$0.63

(1)	Income from operations in the three and nine months ended September 30, 2006, reflect stock-based compensation expense recorded in accordance with FAS 123R “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). See notes 1 and 4 to the condensed consolidated financial statements for additional information.
The key performance indicators for growth in revenues for the three and nine months ended September 30, 2006 and 2005 reflected the expansion of our product platforms, specifically our BusinessObjects XI platform, offset by declines in revenues from earlier product releases being replaced by Business Objects XI, the increased services revenues generated by our expanding customer base and revenues from products acquired through our acquisitions during those periods.

Results of Operations
     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percent):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 (1)	2005	2006 (1)	2005
Net license fees:
Business Intelligence Platform	32%	40%	34%	41%
Enterprise Performance Management Solutions	4	3	4	3
Enterprise Information Management Solutions	6	3	5	3

Total net license fees	42	46	43	47
Services revenues:
Maintenance and technical support	41	40	41	39
Professional services	17	14	16	14

Total services fees	58	54	57	53

Total revenues	100	100	100	100

Cost of net license fees	3	3	3	3
Cost of services	22	21	22	20

Total cost of revenues	25	24	25	23
Gross margin	75	76	75	77
Operating expenses:
Sales and marketing	39	40	41	41
Research and development	16	16	17	16
General and administrative	10	9	10	9

Total operating expenses	65	65	68	66

Income from operations (operating margin)	10	11	7	11
Interest and other income (expense), net	1	1	1	1

Income before provision for income taxes	11	12	8	12

Provision for income taxes	(5)	(5)	(4)	(5)

Net income	6%	7%	4%	7%

(1)	Costs and expenses for the three and nine months ended September 30, 2006 include stock-based compensation expense recorded in accordance with FAS 123R. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for additional information.
Seasonality
     Our strongest quarter each year is typically our fourth quarter, as the sales organization is ending its fiscal year and many of our customers are at the end of their annual budget cycle. Consequently, our revenues are seasonally lower in our first quarter of each year. In addition, our third quarter is often a relatively slow quarter primarily due to lower economic activity throughout Europe during the summer months.
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

     The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year same period currency exchange rates (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	$6.5	$2.1	$(7.1)	$17.1
Total cost of revenues	2.2	0.7	(0.9)	4.7
Sales and marketing expenses	3.4	1.8	1.4	9.8
Research and development expenses	1.7	1.2	0.8	5.5
General and administrative expenses	0.8	0.2	(0.3)	1.6
     Total revenues were higher by $6.5 million during the three months ended September 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $8.1 million due to fluctuations in currency exchange rates during the three months ended September 30, 2006. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $1.6 million on income from operations during the period. Total revenues were lower by $7.1 million during the nine months ended September 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were higher by a combined $1.0 million during the nine months ended September 30, 2006. The net effect of these lower revenues, lower costs of sales and higher operating expenses was a negative impact of $8.1 million on income from operations during the period.
     Total revenues were higher by $2.1 million during the three months ended September 30, 2005 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $3.9 million due to fluctuations in currency exchange rates during the three months ended September 30, 2005. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $1.8 million on income from operations during the period. Total revenues were higher by $17.1 million during the nine months ended September 30, 2005 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $21.6 million during the nine months ended September 30, 2005. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $4.5 million on income from operations during the period.
Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net license fees (1):
Business Intelligence Platform	$99.7	$104.9	$300.7	$315.1
Enterprise Performance Management Solutions	18.8	7.8	48.1	25.0
Enterprise Information Management Solutions	13.1	7.6	31.8	20.2

Total net license fees	$131.6	$120.3	$380.6	$360.3
Service revenues:
Maintenance and technical support	$128.5	$103.4	$360.6	$304.2
Professional services	50.3	37.7	142.0	108.1

Total service revenues	178.8	141.1	502.6	412.3

Total revenues	$310.4	$261.4	$883.2	$772.6

(1)	We do not have vendor specific objective evidence (“VSOE”) for our licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.
Net License Fees.
     We derive the largest portion of our net license fees from our BI platform products. We expect that the BI platform products will continue to represent the largest portion of our net license fees. For the three months ended September 30, 2006 and 2005, our BI platform products represented 76% and 87% of total net license fees, respectively. Net license fees increased in the three months ended September 30, 2006 by $11.3 million to $131.6 million from $120.3 million in the three months ended September 30, 2005. License revenues from our BI Platform decreased by $5.2 million to $99.7 million in the three months ended September 30, 2006 as growth in new licenses of BusinessObjects XI was impacted by existing customer migrations and declining sales of older versions. The primary reason for the overall license revenues increase was our enterprise performance management solutions and our enterprise information management solutions which generated combined license revenues of $31.9 million for the three months ended September 30, 2006 compared to $15.4 million in the three months ended September 30, 2005. The increase in revenues from our enterprise performance management solutions and enterprise information management solutions was partially related to the acquisitions of SRC in August of 2005 and Firstlogic in April 2006.
     For the nine months ended September 30, 2006 and 2005, our BI platform products represented 79% and 87% of total net license fees, respectively. Net license fees increased in the nine months ended September 30, 2006 by $20.3 million to $380.6 million from $360.3 million for the nine months ended September 30, 2005. License revenues from our BI Platform decreased by $14.4 million to $300.7 million in the nine months ended September 30, 2006 as growth in new licenses of BusinessObjects XI was impacted by existing customer migrations and declining sales of older versions. The primary reason for the overall license revenues increase was our enterprise performance management solutions and our enterprise information management solutions which generated combined license revenues of $79.9 million for the nine months ended September 30, 2006 compared to $45.2 million in the nine months ended September 30, 2005. The increase in revenues from our enterprise performance management solutions and enterprise information management solutions was partially related to the acquisitions of SRC in August of 2005 and Firstlogic in April 2006.
     For the three months ended September 30, 2006, our net license fees from direct sales were 52% compared to 48% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, our net license fees from direct sales were 52% compared to 48% for the nine months ended September 30, 2005. We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues are sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or single channel partner represented more than 10% of total revenues during any of the periods presented.
Services Revenues.
     Services revenues increased by $37.7 million, or 27%, to $178.8 million in the three months ended September 30, 2006 from $141.1 million in the three months ended September 30, 2005. Services revenues increased by $90.3 million, or 22%, to $502.6 million in the nine months ended September 30, 2006 from $412.3 million in the nine months ended September 30, 2005. Within these totals, maintenance and technical support revenues increased by $25.1 million to $128.5 million for the three months ended September 30, 2006, an increase of 24% from the three months ended September 30, 2005, and maintenance and technical support revenues increased by $56.4 million to $360.6 million for the nine months ended September 30, 2006, an increase of 19% from the nine months ended September 30, 2005. These increases primarily resulted from the larger number of installed customers, acquisitions and from new maintenance on the growth in license sales over the past year. Professional services for the three months ended September 30, 2006 increased by $12.6 million to $50.3 million, or 33%, from the three months ended September 30, 2005 and professional services for the nine months ended September 30, 2006 increased by $33.9 million to $142.0 million, or 31%, from the nine months ended September 30, 2005. This increase in our professional services is primarily attributable to continued investment in our professional services teams, acquisitions and our expansion of the breadth and depth of solutions we offer our customers.
     As a percentage of total revenues, services revenues increased to 58% of total revenues for the three months ended September 30, 2006 and 57% for the nine months ended September 30, 2006, as compared to 54% in the three months ended September 30, 2005 and 53% in the nine months ended September 30, 2005, respectively. As our installed base expanded in 2005 and the first nine months of 2006, our services revenues continue to represent a higher percentage of total revenues compared to net license fees.
Geographic Revenues Mix
     The following shows the geographic mix of our total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Americas (1)	$175.1	$137.5	$489.8	$379.3
Europe, Middle East and Africa (EMEA)(2)	112.7	105.0	331.7	332.6
Asia Pacific	22.6	18.9	61.7	60.7

Total revenues	$310.4	$261.4	$883.2	$772.6

(1)	Includes revenues in the United States of $165.3 million and $126.8 million for the three months ended September 30, 2006 and 2005, respectively. Includes revenues in the United States of $457.9 million and $350.3 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Includes revenues in France of $22.8 million and $21.6 million for the three months ended September 30, 2006 and 2005, respectively. Includes revenues in France of $71.1 million and $70.0 million for the nine months ended September 30, 2006 and 2005, respectively.

     Total revenues from the Americas increased $37.6 million, or 27%, to $175.1 million in the three months ended September 30, 2006 from $137.5 million in the three months ended September 30, 2005, and increased $110.5 million, or 29%, to $489.8 million in the nine months ended September 30, 2006 from $379.3 million in the nine months ended September 30, 2005. The revenue growth in three months and nine months ended September 30, 2006 was the result of acquisitions, most notably SRC and Firstlogic, as well as organic growth. The strength in the Americas region has been driven by solid and balanced execution in both enterprise accounts and the mid market. The Americas closed six license transactions over $1.0 million in the three months ended September 30, 2006 compared to four license transactions over $1.0 million for three months ended September 30, 2005. The Americas closed 212 license transactions over $0.2 million in the nine months ended September 30, 2006 compared to 191 license transactions over $0.2 million for nine months ended September 30, 2005.
     Total revenues from EMEA increased approximately $7.7 million, or 7%, to $112.7 million in the three months ended September 30, 2006, from $105.0 million in the three months ended September 30, 2005, and decreased approximately $0.9 million, or less than 1%, to $331.7 million in the nine months ended September 30, 2006, from $332.6 million in the nine months ended September 30, 2005. The revenue increase in EMEA in the three months ended September 30, 2006 benefited from shipping one large license transaction in the quarter. The revenue decrease in EMEA in the nine months ended September 30, 2006 was primarily the result of lower license revenues with one contributing factor being that customers were focused on the migration to our newer BI platform products.
     Total revenues from Asia Pacific increased $3.7 million, or 20%, to $22.6 million in the three months ended September 30, 2006, from $18.9 million in the three months ended September 30, 2005 and increased $1.0 million, or 2%, to $61.7 million in the nine months ended September 30, 2006, from $60.7 million the nine months ended September 30, 2005. The revenue increases for both the three and nine months ended September 30, 2006 primarily resulted from better business execution by our new Asia Pacific management team put in place earlier this year. Asia Pacific had one transaction over $1.0 million during the nine months ended September 30, 2006, and it was in the current quarter.
Cost of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Cost of revenues:
Net license fees	$10.9	$7.2	$29.1	$21.6
Services	67.6	54.9	194.4	159.0

Total cost of revenues	$78.5	$62.1	$223.5	$180.6

     The total cost of revenues, as a percentage of total revenues, increased 1% in the three months ended September 30, 2006 when compared to the three months ended September 30, 2005 and increased 2% in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. The increase in cost of revenues, as a percentage of total revenues, for both the three months and nine months ended September 30, 2006 is primarily attributed to the mix of license and services revenues. Services revenues, which have a lower gross margin when compared to license revenues, have increased 4% to 58% of total revenues in the three months ended September 30, 2006 when compared to the three months ended September 30, 2005 and have increased 4% to 57% of total revenues in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005.
     Cost of net license fees. Cost of net license fees increased by $3.7 million, or 51%, to $10.9 million in the three months ended September 30, 2006 from $7.2 million in the three months ended September 30, 2005, and increased by $7.5 million, or 35%, to $29.1 million in the nine months ended September 30, 2006 from $21.6 million in the nine months ended September 30, 2005. The majority of the cost of net license fees relates to the amortization of developed technology related to acquisitions. For the three months ended September 30, 2006 and 2005, the amortization of developed technology was $8.1 million and $5.2 million, respectively. For the nine months ended September 30, 2006 and 2005, the amortization of developed technology was $21.1 million and $15.9 million, respectively. The remaining costs of net license fees in the three and nine months ended September 30, 2006 and 2005 related to costs associated with shipping our products worldwide and royalties paid to third parties. Gross margins on net license fees were 92% for the three months ended September 30, 2006 and were 94% for the three months ended September 30, 2005. Gross margins on net license fees 92% for the nine months ended September 30, 2006 and 94% for the nine months ended September 30, 2005. These decreases in gross margins primarily resulted from increased amortization expense related to the developed technology acquired in the acquisitions of SRC, Infommersion and Medience in 2005 and our acquisition of Firstlogic in April of 2006.
     Cost of services revenues. Cost of services revenues increased $12.7 million, or 23%, to $67.6 million in the three months ended September 30, 2006 from $54.9 million in the three months ended September 30, 2005. This increase related primarily to $8.1 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and acquisitions and from merit increases. Another component of the increased cost of services revenues was $1.2 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006 and $1.2 million in increased consulting and professional fees.
     Cost of services revenues increased $35.4 million, or 22%, to $194.4 million in the nine months ended September 30, 2006 from $159.0 million in the nine months ended September 30, 2005. This increase related primarily to $25.9 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions and from merit increases. Another driver was $3.5 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006 and $4.8 million in increased information technology and facility costs. These increases were partially offset by a reduction in consulting expenses of $3.8 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
     Gross margins on services revenues were 62% and 61%, for the three months ended September 30, 2006 and 2005, respectively. Gross margins on services revenues were 61% for both the nine months ended September 30, 2006 and 2005. These margins have remained relatively constant as service revenues have increased proportionately with the increased investments in service infrastructure.
Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Sales and marketing	$121.5	$103.6	$362.1	$312.1
Research and development	50.6	42.8	147.0	123.6
General and administrative	30.4	22.8	89.7	69.8

Total operating expenses	$202.5	$169.2	$598.8	$505.5

     Total operating expenses increased by $33.3 million, or 20%, to $202.5 million in the three months ended September 30, 2006 compared to $169.2 million in the three months ended September 30, 2005. In the three months ended September 30, 2006, total operating expenses as a percentage of total revenues remained consistent at 65% when compared to the three months ended September 30, 2005. Stock based compensation expense under FAS 123R added approximately $10.0 million, or 3% of revenue, to expenses in the three months ended September 30, 2006.
     Total operating expenses increased by $93.3 million, or 18%, to $598.8 million in the nine months ended September 30, 2006 compared to $505.5 million in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, total operating expenses as a percentage of total revenues increased by approximately 2% from the nine months ended September 30, 2005. Stock based compensation expense under FAS 123R added approximately $30.2 million, or 3% of revenue, to expenses in the nine months ended September 30, 2006.
     Sales and Marketing Expenses. Sales and marketing expenses increased by $17.9 million, or 17%, to $121.5 million in the three months ended September 30, 2006 from $103.6 million in the three months ended September 30, 2005. Sales and marketing expenses decreased as a percentage of total revenues by 1% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The $17.9 million increase related primarily to $13.9 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and acquisitions, merit increases and increased commissions and $3.7 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006. These increases were partially offset by a decrease of $2.2 million in user conference and seminar expenses.
     Sales and marketing expenses increased by $50.0 million, or 16%, to $362.1 million in the nine months ended September 30, 2006 from $312.1 million in the nine months ended September 30, 2005. Sales and marketing expenses as a percentage of total revenues remained unchanged at 41% in the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. The $50.0 million increase related primarily to $28.7 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions, merit increases and increased commissions, $9.9 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006, $7.8 million in advertising and campaign costs, $2.2 million in recruiting fees and $2.2 million in increased information technology and facility costs. These increases were partially offset by a decrease of $3.4 million in seminar and event expenses.
     Research and Development Expenses. Research and development expenses increased by $7.8 million, or 18%, to $50.6 million in the three months ended September 30, 2006 from $42.8 million in the three months ended September 30, 2005. Research and development expenses as a percentage of revenue remained constant at 16% for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005. The $7.8 million increase related primarily to $10.0 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and acquisitions and merit increases, $1.5 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006 and $1.9 million in increased information technology and facility costs. These increases were partially offset by a decrease in professional fees of $3.5 million due to the termination of various outsourcing contracts, lower localization expenses as a result of dropping certain languages and a decrease of $2.1 million in acquired in-process R&D relating to acquisitions.
     Research and development expenses increased by $23.4 million, or 19%, to $147.0 million in the nine months ended September 30, 2006 from $123.6 million in the nine months ended September 30, 2005. Research and development expenses increased as a percentage of revenue by 1% for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. The $23.4 million increase related primarily to $19.4 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions and merit increases, $4.5 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006, $3.7 million in increased information technology and facility costs and $1.2 million of acquired in process research and development related to acquisitions. These increases were partially offset by a decrease in professional fees of $5.1 million due to the termination of various outsourcing contracts and lower localization expenses as a result of dropping certain languages.
     General and Administrative Expenses. General and administrative expenses increased by $7.6 million, or 33%, to $30.4 million in the three months ended September 30, 2006 from $22.8 million in the three months ended September 30, 2005. The $7.6 million increase related primarily to $4.8 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006, $2.6 million in employee salary and related benefit costs which were primarily attributable to merit increases and increased headcount and $1.6 million in outside services. These increases were partially offset by a decrease in information technology and facility costs of $3.1 million.
     General and administrative expenses increased by $19.9 million, or 28%, to $89.7 million in the nine months ended September 30, 2006 from $69.8 million in the nine months ended September 30, 2005. The $19.9 million increase related primarily to $15.8 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006, $7.5 million in employee salary and related benefit costs which were attributable to merit increases and increased headcount and $2.7 million in outside services. These increases were partially offset by a decrease in information technology and facility costs of $10.8 million.
Interest and Other Income, Net
     Interest and other income, net were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Net interest income	$4.4	$2.5	$11.0	$6.2
Net foreign exchange gains (losses)	0.3	0.3	(0.5)	4.8
Other income (expense)	0.0	0.1	0.1	(0.5)

Interest and other income, net	$4.7	$2.9	$10.6	$10.5

     Net interest income. Net interest income for the three and nine months ended September 30, 2006 increased $1.9 million and $4.8 million from the three and nine months ended September 30, 2005, respectively. These increases resulted from higher cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we also invest in short-term investments that typically yield greater rates of return.

     Net foreign exchange gains (losses). During the nine months ended September 30, 2005, we recognized $4.8 million of net foreign exchange gains as (i) our U.S. entity purchased euros and Canadian dollars to settle intercompany transactions at a time when the U.S. dollar had strengthened against the euro and the Canadian dollars, (ii) our Irish entity purchased Canadian dollars to settle intercompany balances at a time when the Canadian dollar had weakened against the euro, and (iii) transactions by our Irish entity were impacted by the continued strength of the U.S. dollar primarily from cash transactions, the revaluation of certain receivables and unhedged intercompany loans.
     While we believe we have mitigated the majority of our foreign exchange exposure with the use of forward or option contracts, the large variation in world currencies may result in unexpected gains or losses in future periods.
Income Taxes
     We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates which occur during the period. Due primarily to the adoption of FAS123R and discrete charges related to the expensing of in-process research and development costs, our effective tax rate increased to 43% for the three months ended September 30, 2006 from 41% for the three months ended September 30, 2005, and to 44% for the nine months ended September 30, 2006 from 40% for the nine months ended September 30, 2005.
Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Cash flow provided by operating activities	$220.2	$129.0
Cash flow used in investing activities	(98.6)	(118.3)
Cash flow provided by financing activities	32.4	30.1
Effect of foreign exchange rate changes on cash and cash equivalents	12.4	(1.8)

Net increase in cash and cash equivalents from December 31	$166.4	$39.0

     Cash and cash equivalents totaled $499.1 million at September 30, 2006, an increase of $166.4 million from December 31, 2005. In addition to the cash and cash equivalents balance at September 30, 2006, we held $43.9 million in restricted cash and $5.2 million in short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.
     Cash and cash equivalents totaled $332.5 million at September 30, 2005, an increase of $39.0 million from December 31, 2004. In addition to the cash and cash equivalents balance at September 30, 2005, we held $32.0 million in restricted cash and $4.8 million in short-term investments.
     Operating Activities. During the nine months ended September 30, 2006, we generated more cash than we used from operations. These cash resources resulted primarily from net income excluding non-cash items of $123.8 million, net receipts of $33.5 million from accounts receivables, an increase in deferred revenues of $34.5 million and an increase in taxes payable of $29.8 million partially offset by net cash payments of $9.2 million in accrued payroll and related expense accruals. The net decrease in accounts receivables during the nine months ended September 30, 2006 was due to increased collections. Days sales outstanding decreased to 73 days at September 30, 2006 from 79 days at December 31, 2005. Given the seasonality of our revenues and related collection of receivables, we expect the number of days sales outstanding will vary in future quarters.
     During the nine months ended September 30, 2005, we generated more cash than we used from operations. These cash resources resulted primarily from net income excluding non-cash items of $116.8 million and net receipts of $40.3 million from accounts receivables, partially offset by cash payments of approximately $32.9 million for normal course tax liabilities, net payments of $15.6 million in accrued payroll and related expense accruals, and $10.5 million paid on the settlement of various forward contracts. The net decrease in accounts receivables from December 31, 2004 was due to increased collections during the nine months ended September 30, 2005. Days sales outstanding decreased to 69 days at September 30, 2005 from 84 days at December 31, 2004.

     Investing Activities. Net cash used in investing activities of $98.6 million in the nine months ended September 30, 2006 was related primarily to the acquisition of Firstlogic in April 2006, which used cash of $55.5 million, net of acquired cash, during the period. Additionally, $34.3 million was used to purchase computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements. Net cash used in investing activities of $118.3 million in the nine months ended September 30, 2005 primarily related to the acquisition of SRC (which used $85.2 million in cash, net of acquired cash) and Medience (which used $10.6 million in cash, net of acquired cash) and, to a lesser extent, to the purchase of computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements.
     Financing Activities. Net cash provided by financing activities of $32.4 million and $30.1 million in the nine months ended September 30, 2006 and 2005, respectively, was primarily attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans. We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans and/or the impact the change in our stock price will have on their decisions.
Future Liquidity Requirements
     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, stock repurchase program, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a new unsecured credit facility in March 2006, which is currently scheduled to terminate in February 2007, with the same financial institution as our December 2004 credit facility. The terms of the March 2006 credit facility are similiar to the December 2004 credit facility. The March 2006 credit facility provides for up to €100 million (approximately $127 million using the exchange rate as of September 30, 2006), which can be drawn in euros, U.S. dollars or Canadian dollars. The March 2006 credit facility consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The March 2006 credit facility restricts certain of our activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At September 30, 2006 and December 31, 2005, no balance was outstanding under this line of credit.
     On October 2, 2006, our wholly owned subsidiary, Business Objects (U.K.) Limited, acquired Armstrong Laing Limited (ALG Software) in accordance with: (i) a sale and purchase agreement (the “Agreement”), dated September 12, 2006, between the Company, Business Objects (U.K.) Limited and the Sellers (as defined in the Agreement); and (ii) a sale and purchase agreement, dated October 2, 2006, between Armstrong Laing Limited, Business Objects (U.K.) Limited and all of the holders of options in Armstrong Laing Limited. Business Objects (U.K.) Limited acquired all of the outstanding capital stock of Armstrong Laing Limited, a provider of profitability management and activity based costing solutions.
     The acquisition was an all-cash transaction of approximately £30.0 million (approximately $56 million). Of the total purchase price, £5.2 million was placed in escrow accounts. Of this amount, £4.0 million was placed in an escrow account to satisfy potential claims under the warranties and indemnities in the Agreement. Provided there are no such claims, the amount will be paid as follows: £500,000 on April 2, 2007; £500,000 on October 2, 2007; and £3.0 million on October 2, 2008. A further £1.2 million was placed in a second escrow account to be available to cover a list of specific estimated potential liabilities to the extent that such liabilities become payable prior to October 2, 2007. The Agreement also provides for additional consideration to be paid in the form of two earnout amounts of £656,250 each, to be paid upon the satisfaction of specific objectives.
Contractual Obligations
     Our contractual obligations have not changed materially from those presented as of December 31, 2005 in our Annual Report on Form 10-K, except for (i) an amendment to a lease agreement which we entered into on February 1, 2006 for our San Jose, California facility and (ii) a guarantee agreement we entered into on August 30, 2006, as amended on November 2, 2006, to make whole certain obligations of specified subsidiaries, if they default. We lease our facilities and certain equipment under operating leases that expire at various dates through 2020. At December 31, 2005, we estimated the total future minimum lease payments under non-cancelable operating leases at $272.7 million in aggregate. In February 2006, we amended the lease agreement for our premises in San Jose, California. The amendment results in a five year term extension of the lease from the original termination date in April 2011 to April 2016 and a rent adjustment equal to the greater of $9.00 per square foot annually or the fair market rental value at the time of the extension in April 2011. These new terms resulted in an estimated increase in the total operating lease commitments of approximately $3.4 million, assuming a $9.00 per square foot annual rate. This amendment also reduced our letter of credit obligation by 50%, or $3.5 million, and provides for further annual reductions upon attainment of agreed upon financial benchmarks.
Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of September 30, 2006 or December 31, 2005. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
      On August 30, 2006, we entered into an agreement with a bank to guarantee the obligations for certain of our subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. At September 30, 2006, no extensions of credit or other obligations were in place under this guarantee agreement. On November 2, 2006, we amended the guarantee to include all of our subsidiaries.
     We entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At September 30, 2006, there were four option contracts with the bank under this guarantee in the aggregate notional amount of $19.0 million. In addition, there were ten forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $79.0 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at September 30, 2006.
     As approved by Board resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements with a bank. At September 30, 2006 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. In accordance with FAS 143, we measured and recorded the fair value of these obligations at September 30, 2006 and December 31, 2005 and such amounts were included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of September 30, 2006 or December 31, 2005. In accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), our French pension plan, which is managed by a third party, is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan which represented approximately $0.3 million at September 30, 2006 and $0.1 million at December 31, 2005. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”, employers are not required to apply the interpretation provisions of FIN 46 to their employee benefit plans that are accounted for under FAS 87. We have not provided the full disclosure under FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefit – An Amendment of FAS Statements No. 87, 88, and 106” as this plan is not material to our operations.

Critical Accounting Policies
     Our audited consolidated financial statements and accompanying notes included in our 2005 Annual Report on Form 10-K filed with the SEC on March 16, 2006 and our unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Reports on Form 10-Q are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. We have reviewed these critical accounting policies and related disclosures, which appear in our 2005 Form 10-K, with our Audit Committee.
•	Recognition of revenues

•	Business combinations

•	Impairment of goodwill, intangible assets and long-lived assets

•	Contingencies and litigation

•	Accounting for income taxes

•	Stock-based compensation
     Except for stock-based compensation treatment as described below, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2006 compared to what was previously disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     On January 1, 2006, we adopted the provisions of FAS 123R, which requires the recognition of stock-based compensation expense for the fair value of equity awards. We elected to use the modified prospective approach as allowed by FAS 123R. The impact of stock-based compensation expense recognized under FAS 123R for the three and nine months ended September 30, 2006 associated with grants made through September 30, 2006 was $12.9 million and $37.9 million on income before income taxes, respectively, and $11.3 million and $33.5 million on net income, respectively. This represented an impact of $0.12 on both basic and diluted net income per ordinary share and ADS for the three months ended September 30, 2006, and $0.36 on basic net income per ordinary share and ADS and $0.35 on diluted net income per ordinary share and ADS for the nine months ended September 30, 2006. As of September 30, 2006, total compensation cost related to unvested equity awards not yet recognized was $72.9 million, which is expected to be recognized over a weighted average period of 2.57 years on a weighted-average basis. See Note 4 on shareholders’ equity for additional information.
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
     The use of a binomial-lattice model requires the use of actual employee exercise behavior data and the use of assumptions, including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in the three and nine months ended September 30, 2006, and the related weighted average fair values and weighted average expected lives.

	Three months ended					Nine months ended
	September 30, 2006					September 30, 2006
	Warrants	Stock options	RSUs	IESPP	ESPP	Warrants	Stock options	RSUs	IESPP	ESPP
Expected volatility	49%	50%	N/A	32%	N/A	49%	48%	N/A	32%	N/A
Risk-free interest rate (1)	3.86%	3.73%	N/A	3.03%	N/A	3.86%	3.71%	N/A	2.70%	N/A
Turnover rate
France	N/A	12%	N/A	N/A	N/A	N/A	12%	N/A	N/A	N/A
Officers / Directors	N/A	14%	14%	8%	N/A	N/A	14%	14%	11%	N/A
Rest of the world	N/A	20%	20%	8%	N/A	N/A	20%	20%	11%	N/A
Dividends	—	—	—	—	—	—	—	—	—	—
Weighted average fair value in	$12.51	10.08	23.80	8.04	11.00	12.51	12.60	31.15	8.23	7.01
Weighted average expected life (years)	5.28	4.44	2.00	0.50	N/A	5.28	4.74	1.72	0.50	N/A

(1)	We used the five to seven years IBOXX Eurozone interest rate for the stock options and warrants with exercise prices denominated in Euro granted to French employees and Directors, and the three to five years IBOXX Eurozone interest rate for the options with exercise prices denominated in Euro granted to the rest of the world. We used the Euribor six month interest rate for the IESPP with a subscription price denominated in Euro.

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
     We began issuing RSUs in the latter part of 2005 and they have become a more significant part of our equity award strategy.
Recent Pronouncements
     Fair Value Measurements. In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt this statement effective January 1, 2008. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
     Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan. In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.
     This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:
a.	Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

b.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

c.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

d.	Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

     This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. Upon initial application of this Statement and subsequently, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. If applicable, we are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We have no material defined benefit plans, however we are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will adopt this Interpretation effective January 1, 2007. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
     Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. In November 2005, FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123R. Companies have one year from the later of the adoption of FAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the three and nine months ended September 30, 2006 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005. Further information on the impact of foreign currency exchange rate fluctuations is further described in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Historically, our quarterly operating results have varied substantially from quarter to quarter, and we anticipate that this will continue. These fluctuations occur principally because our revenues vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed in the short-term and are based on anticipated levels of revenues. As a result, small variations in the timing of the recognition of revenues could cause significant variations in our quarterly operating results. While the variability of our revenues is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:
•	we typically record a substantial amount of our revenues in the last weeks of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe and certain other countries generally slows during the summer months;

•	customers may delay purchase decisions in anticipation of (i) changes to our product line, (ii) new products or platforms, (iii) product enhancements or (iv) in response to announced pricing changes by us or our competitors;

•	the mix of products and services and the amount of consulting services that our customers order, and the associated revenue, varies from quarter to quarter and we expect this revenue mix to continue to vary for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order, such as the delays we experienced in the three months ended June 30, 2006, may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we experience longer payment cycles for sales in certain foreign countries.
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
     Our ability to sustain or increase profitability on a quarterly or annual basis may be affected by recent changes in stock-based compensation accounting rules. On January 1, 2006 we adopted the provisions of FAS 123R, which requires us to measure compensation costs for all stock-based compensation at fair value and to recognize these costs as expenses in our statements of income. As a result of the recognition of these expenses, our net income and earnings per share have been materially adversely affected, and we may not be profitable on a U.S. GAAP basis. Investors may find it difficult to compare our financial performance after January 1, 2006 with our prior performance because our cost of revenues, various categories of operating expenses and taxes are all affected by the adoption of FAS 123R. Although we are providing some information to assist investors to understand the impact of FAS 123R, investors may rely solely on our U.S. GAAP results and believe our results are worse than comparable prior periods and our stock price may fall.
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
     In addition, we anticipate that the pattern of adoption of BusinessObjects XI, release 2, by existing customers, and the related impact on our revenues, may not be consistent with the patterns we have previously experienced. The old Business Objects and Crystal Decisions products will transition to end of life, with the specific end date varying depending on the customer and the product. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI, release 2, product, which may be viewed by them as a more significant decision about how to manage their business intelligence platform than prior migrations. Some customers may be reluctant to transition from our existing stand-alone Business Objects and Crystal Decisions products to BusinessObjects X1, release 2, due to the anticipated length and complexity of the migration, and may elect either to defer this purchase decision or not to purchase BusinessObjects XI, release 2, at all. In addition, we believe customers may have deferred and may continue to defer purchases of new incremental licenses or functionalities of BusinessObjects XI, release 2, choosing to focus instead on migrating their existing installed base of licenses to the new Business Objects XI, release 2, platform. Finally, we cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI, release 2, or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.
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
We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. We prepare our consolidated French financial statements in conformity with IFRS, and our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create IFRS, and the Financial Accounting Standards Board, have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS currently applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries and the accounting for business combinations. In accordance with French regulations, we filed with the Autorité des Marchés Financiers in France our Document de Référence 2005 on April 24, 2006 under the registration number R.06-038, which included our consolidated financial statements for the year ended December 31, 2005 in IFRS. Our Document de Référence 2005 includes the consolidated information in IFRS that we published on April 26, 2006 in the Bulletin des Annonces Légales Obligatoires (“BALO”) in France. In addition, we published our condensed consolidated financial statements for the first half of 2006 in IFRS in the BALO in France on October 20, 2006.
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
     On January 1, 2006, we adopted the provisions of FAS 123R which requires us to recognize a stock-based compensation expense based on fair value of all share-based payment awards, including employee stock options, employee stock purchase plans, warrants and RSUs. In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment”, we have been required for our French consolidated financial statements to report the expense associated with stock-based compensation in our statements of income since January 1, 2004.
     The recognition of stock-based compensation expenses in our U.S. GAAP income statement has materially adversely affected our net income and earnings per share relative to the periods prior to January 1, 2006, which could negatively impact our stock price. In addition, our effective tax rate has been adversely affected as a result of the adoption of FAS 123R since the underlying tax benefit is limited to option exercises by North American based employees associated with non-qualified option plans and disqualifying dispositions by North American based employees of shares acquired through incentive stock option and international employee stock purchase plans. While most forms of stock-based compensation are non-cash charges and the expensing of stock-based awards impacts all companies who have stock-based compensation plans, we cannot predict how investors will view this additional expense or our management of this expense via our compensation policy related to stock-based awards and, as such, our stock price may decline.
Changes in our stock-based compensation policy could adversely affect our ability to attract and retain employees.
     We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our shareholders. As a result of our adoption of FAS 123R, we incur increased compensation costs associated with our stock-based compensation awards. This could make it more difficult for us to obtain shareholder approval of future stock-based compensation awards. Due to the increased costs of, and potential difficulty of obtaining shareholder approval for, future stock-based compensation awards we reduced the total number of options available for grant to employees and the pool of employees that is eligible to receive share-based awards. We believe these changes have negatively affected and will continue to restrict our ability to hire and retain employees, particularly key employees. In the absence of shareholder approval of future stock-based compensation awards, we may be unable to administer any option grant programs, which could adversely impact our hiring and retention of employees. In accordance with resolutions approved at the 2006 shareholders meeting, we cannot issue during any given calendar year stock based compensation awards representing more than 3% of our share capital as of December 31 of the prior year. Therefore, we may not be able to grant stock based compensation awards necessary to hire and retain employees at the time such awards are necessary. If the companies with which we compete for employees do not change their stock-based compensation policies, we may no longer be competitive and may have difficulty hiring and retaining employees, and any such difficulty could materially adversely affect our business.
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
     As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. For example, in August 2005 and October 2005, we acquired SRC and Infommersion, respectively. In April 2006 and October 2006, we acquired Firstlogic and Armstrong Laing Limited, respectively. It is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. Effective integration will depend, in part, on our ability to adopt an appropriate business model for integrated businesses, particularly with respect to our go-to-market strategy. If this integration is unsuccessful, our business will suffer. There is a risk that we will not be able to effectively integrate acquired businesses. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.
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
     We currently have strategic relationships with Microsoft, IBM and Oracle that enable us to jointly sell and, in some cases, bundle our products with those of Microsoft, IBM and Oracle, and we are also developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, IBM or Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, Microsoft, IBM and Oracle have designed their own business intelligence software and Microsoft is actively marketing its reporting product for its SQL server business intelligence platform. If Microsoft, IBM or Oracle reduces its efforts on our behalf or discontinues or alters its relationship with us, as SAP did by terminating our OEM/reseller agreement, and instead increases its selling efforts of its own business intelligence software or develops a relationship with one of our competitors, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.
We depend on strategic relationships and business alliances for continued growth of our business.
     No customer accounted for 10% or more of our total revenues in 2003, 2004, 2005 or the three and nine months ended September 30, 2006. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.
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
     We recently announced the introduction of crystalreports.com, a software as a service (“SaaS”) offering. This on demand sharing platform enables customers to securely share important business information. This on-demand strategy carries a number of risks, including:
▪	We have little experience in the on-demand services market;

▪	We may not be able to deliver these services or any enhancements to these services in the manner we have conveyed to customers;

▪	Customers may question the viability or security of our on demand services offering;

▪	We may not be able to provide sufficient, continuous customer support for our on-demand services;

▪	We may incur higher than anticipated costs as we enter into the on demand services market;

▪	We could experience service interruptions with respect to this on demand service offering, which could potentially impact our revenues;

▪	We may not be able to comply in a timely or cost effective manner with privacy and other regulatory requirements that apply to these services;

▪	We may not realize anticipated market demand and acceptance of this on demand offering; and

▪	Sales of the on-demand services bundled with license sales may delay the timing of revenue recognition for license arrangements that would otherwise have been recorded at the time of delivery.
     If SaaS becomes an important channel for us, our ability to deliver on-demand services to customers’ satisfaction and to provide sufficient support will be critical. If crystalreports.com fails to meet customer expectations or if we fail to provide adequate support, our business could be adversely affected.
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
We may have difficulties providing and managing large scale customer deployments, which could cause a decline or delay in recognition of our revenues and an increase in our expenses.
     We may have difficulty managing the timeliness of our large scale customer deployments and our internal allocation of personnel and resources. Any such difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services. This could cause a decline in or delay in recognition of revenues, and could cause us to increase our research and development and technical support costs, either of which could adversely affect our operating results.
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
     We continually work to upgrade and enhance our computer systems and, in particular, will be implementing a significant upgrade during the fourth quarter of 2006. If we are unable to implement our fourth quarter systems upgrade successfully, we may not be able to complete our quarter close procedures in a timely manner. In addition, if we experience unanticipated difficulties during the course of our fourth quarter systems upgrade, this may affect our ability to maintain compliance with Section 404. Delay of such projects or the launch of a faulty application could cause business disruptions or harm our customer service levels.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on and our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to continue to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis.
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
     Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as our internal control over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems could cause internal control weaknesses.

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
     If we are unable to respond quickly and successfully to these developments and changes, our competitive position could decline. In addition, even if we are able to develop new products, platforms or enhancements to our existing products, these products, platforms and product enhancements may not be accepted in the marketplace. Further, if we do not time the introduction or the announcement of new products or enhancements to our existing products appropriately, or if our competitors introduce or announce new products, platforms and product enhancements, our customers may defer or forego purchases of our existing products. In addition, we will have expended substantial resources without realizing the anticipated revenues, which would have an adverse effect on our results of operations and financial condition.
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
     On October 17, 2001, we filed a lawsuit in the United States District Court for the Northern District of California against MicroStrategy for alleged patent infringement. The lawsuit alleged that MicroStrategy’s software infringed our U.S. Patent No. 5,555,403. Our complaint requested that MicroStrategy be enjoined from further infringing the patent and sought monetary damages. On August 29, 2003, the District Court granted MicroStrategy’s motion for summary judgment and ruled that our patent was not literally infringed, that we were estopped from asserting the doctrine of equivalents and dismissed the case. We appealed the District Court’s judgment to the Court of Appeals for the Federal Circuit. On January 6, 2005, the Court of Appeals for the Federal Circuit decided that the District Court concluded that MicroStrategy’s products did not violate our patent and determined that we were not precluded from arguing that MicroStrategy’s products were equivalent to a claim in our patent. As a result of the Federal Circuit’s ruling, the case was remanded to the District Court for further proceedings. On July 26, 2005, the District Court granted MicroStrategy’s motion for summary judgment of non-infringement. We filed a Notice of Appeal with the Court of Appeals for the Federal Circuit on August 19, 2005. On September 13, 2006, the Court of Appeals affirmed the District Court’s decision granting MicrosStrategy’s motion for summary judgment of non-infringement. This matter is now concluded.
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
     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. The Court of Appeals heard oral arguments on August 3, 2005 and took the matter under submission. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. We filed our opposition to MicroStrategy’s petition on January 12, 2006. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. The District Court has requested the parties to file briefs within 30 days of November 2, 2006.
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy has since alleged that Business Objects

XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. Summary judgment motions were filed by both parties. A claim construction and summary judgment hearing was held on November 21, 2005 and the District Court took the matter under submission. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that we infringed these three patents have all been dismissed and will not proceed to trial. Judgment was entered in our favor on February 23, 2006. Microstrategy filed a notice of appeal on March 24, 2006. Microstrategy filed its opening brief on August 4, 2006. Our response brief is due on November 17, 2006.
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
     In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal. At a case management conference on January 11, 2006, the judge dismissed Vedatech’s application for summary judgment and gave directions for the matter to proceed to trial. On March 10, 2006, the Court of Appeal dismissed the Defendants’ application for permission to appeal the Court’s directions. Vedatech has filed an application requesting that our counsel be recused from the matter. A hearing took place on May 16, 2006 at which the recusal application was dismissed with costs. On August 1, 2006, a costs judge issued a costs certificate in our favor. A trial date has been listed for July 9, 2007.

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
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s United States Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe United States Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. The parties are currently engaged in discovery and dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting the Company’s motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of the ‘374 patent and denying the Company’s motion for summary judgment on the issue of direct and induced infringement of the ‘670, ‘775 and ‘990 patents. No trial date has been set. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. We cannot currently estimate either the amount or range of any losses.
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
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. filed an action in the Superior Court for the State of California, County of Santa Clara against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. On August 18, 2006, Decision Warehouse amended its complaint to add a claim for unspecified damages alleging defamation. On October 27, 2006, the court granted summary judgment in our favor on the claim for defamation on the grounds that it is barred by the applicable statute of limitations. The parties are currently engaged in discovery on the remaining claims. No trial date has been set. We intend to defend this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara against Decision Warehouse Consultoria E Importacao Ltda. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. Our complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting. On July 19, 2006, we filed an amended claim for unspecified damages against Decision Warehouse and one of its principal shareholders, Cesar Miranda, alleging conspiracy to defraud and defamation. No trial date has been set.
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
     Our success depends upon a number of key management, sales, technical and other critical personnel, including our chief executive officer, John Schwarz, and our chairman of the board of directors and chief strategy officer, Bernard Liautaud, the loss of either of whom could adversely affect our business. The loss of the services of any key personnel or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including affecting the timeliness of new product introductions, hindrance of product development and sales efforts, degradation of customer service, as well as the successful completion of company initiatives, including growth plans, and the results of our operations. For example, Rene Bonvanie, our former Chief Marketing Officer, left the company in the first quarter of 2006. We cannot be certain we will be able to find a suitable replacement for any of our key employees who leaves the company without expending significant time and resources, or at all, or that we will not experience additional departures. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully. In addition, if any of our key employees leaves the company for employment with a competitor, this could have a material adverse effect on our business.
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
     As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in additional taxes. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Despite our belief that our tax return positions are appropriate and supportable under local tax law, certain positions may be challenged by tax authorities and we may not succeed in realizing the anticipated tax benefit. For example, we are currently under examination by the French tax authorities for 2001 through 2004 fiscal year tax returns. We received notices of proposed adjustment for the 2001 and 2002 returns of Business Objects S.A. We have submitted Protest Letters in response to the proposed adjustments. We are defending our position vigorously, but there can be no assurance as to the ultimate outcome. Although the French tax authorities have not issued an assessment for 2003 and 2004 fiscal years tax returns, an assessment could be issued in the near future, prior to the expiration of the statute of limitations in December 2006 and 2007 respectively. Although, in such a case, we would defend our positions vigorously, there can be no assurance as to the ultimate outcome.
     Income taxes are recorded based on our determination of the probable outcome and specific reserves are recorded as necessary. We also evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits. Although we believe our estimates are reasonable, our tax positions comply with applicable tax law, and we have adequately provided for any known tax contingencies, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results.
     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a Protest Letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and were included in the income taxes payable balance on the consolidated balance sheets at December 31, 2005 and September 30, 2006. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect the adjustment would have a negative impact on our cash and cash equivalents balance as a result of the payment of income taxes, but except for any interest that is assessed for the post acquisition period, the adjustment would have no impact on our net income.
Risks Related to Ownership of Our Ordinary Shares or ADSs
Provisions of our articles of association and French law could have anti-takeover effects and could deprive shareholders who do not comply with such provisions of some or all of their voting rights.
     Provisions of our articles of association and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over our company. For example, French law provides that any individual or entity (including a holder of ADSs) acting alone or in concert that becomes the owner of more than 5%, 10%, 15%, 20%, 25%, 33 1/3%, 50%, 66 2/3%, 90% or 95% of our share capital outstanding or voting rights or that increases or decreases its shareholding or voting rights above or below by any of the foregoing percentages, is required to notify us within five trading days, of the number of shares and ADSs it holds individually or in concert with others and the voting rights attached to the shares and the number of securities giving access to shares and voting rights. The individual or entity must also notify the Autorité des Marchés Financiers (the “AMF”) within five trading days of crossing any of the foregoing percentages. The AMF then makes the information available to the public. In addition, any individual or legal entity acquiring more than 10% or 20% of our outstanding shares or voting rights must file a notice with us and the AMF within 10 trading days. The AMF makes such notice available to the public. This report must state whether the acquirer acts alone or in concert with others and must indicate the acquirer’s intention for the following 12-month period, including whether or not it intends to continue its purchases, to acquire control of us or to seek nomination (for itself or for others) to our board of directors. The acquirer must also publish a press release stating its intentions in a financial newspaper of national circulation in France. The AMF makes the notice public. The acquirer may amend its stated intentions by filing a new report, provided that it does so on the basis of significant changes in its own situation or stockholdings.
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
     In general, our board of directors may call a meeting of our shareholders. A shareholders’ meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of our company and was equal to 2,206,327 ordinary shares based on our share capital as of October 31, 2006. Similarly, a duly qualified association, registered with the AMF and us, of shareholders who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,884,824 ordinary shares based on our voting rights as of October 31, 2006, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of our company will be limited.
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
     Holders of our ADSs may not be able to exercise preferential subscription rights for these shares unless a registration statement under the Securities Act of 1933, as amended, is effective with respect to such rights or an exemption from the registration requirements is available.
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
The sale price of our ADSs on the Nasdaq Global Select Market for the period of January 1, 2006 to October 31, 2006 ranged from a low of $19.21 to a high of $43.32.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     During the nine months ended September 30, 2006, we did not repurchase any of our ordinary shares or ADSs. At October 31, 2006, a maximum of 7,046,727 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase program. On June 7, 2006, our shareholders approved a proposal authorizing our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of our share capital, at a price not to exceed €43.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 7, 2006, also requires that the total number of treasury shares may not exceed 10% of our share capital.
Item 6. Exhibits

Exhibit
No.	Description
3.1 (1)	Amended and Restated Bylaws of Business Objects S.A., as amended November 2, 2006 (English translation).

10.52 (2)	Business Objects S.A. 2004 International Employee Stock Purchase Plan, as amended October 19, 2006.

10.66	Business Objects S.A. 2001 Stock Incentive Plan – Subsidiary Stock Incentive Sub-Plan Restricted Stock Award Agreement, as amended September 27, 2006.

10.74 (3)	Business Objects S.A. 2006 Stock Plan.

10.75	Guaranty by Business Objects S.A. in favor of Citigroup Inc. dated August 30, 2006.

10.75.1	Amendment to Guaranty by Business Objects S.A. in favor of Citigroup Inc. dated November 2, 2006.

10.76+	Business Objects S.A. Form of Change of Control Agreement for U.S. Executives.

10.77+	Business Objects S.A. Form of Change of Control Agreement for Canadian Executives.

10.78+	Business Objects S.A. Form of Change of Control Agreement for French Executives.

10.79+	Change of Control Agreement between Business Objects S.A. and Susan J. Wolfe.

10.80+	Change of Control Agreement between Business Objects S.A. and James R. Tolonen.

14.1 (4)	Business Objects S.A. Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on November 6, 2006.

(2)	Incorporated by reference to Exhibit 10.53 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006.

(3)	Incorporated by reference to Exhibit 10.74 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006.

(4)	Incorporated by reference to Exhibit 14.1 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006.

+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Business Objects S.A. (Registrant)
Date: November 9, 2006	By:	/s/ John G. Schwarz
John G. Schwarz
Chief Executive Officer

Date: November 9, 2006	By:	/s/ James R. Tolonen
James R. Tolonen
Chief Financial Officer and Senior Group Vice President

EXHIBIT INDEX

Exhibit
No.	Description
3.1 (1)	Amended and Restated Bylaws of Business Objects S.A., as amended November 2, 2006 (English translation).

10.52 (2)	Business Objects S.A. 2004 International Employee Stock Purchase Plan, as amended October 19, 2006.

10.66	Business Objects S.A. 2001 Stock Incentive Plan – Subsidiary Stock Incentive Sub-Plan Restricted Stock Award Agreement, as amended September 27, 2006.

10.74 (3)	Business Objects S.A. 2006 Stock Plan.

10.75	Guaranty by Business Objects S.A. in favor of Citigroup Inc. dated August 30, 2006.

10.75.1	Amendment to Guaranty by Business Objects S.A. in favor of Citigroup Inc. dated November 2, 2006.

10.76+	Business Objects S.A. Form of Change of Control Agreement for U.S. Executives.

10.77+	Business Objects S.A. Form of Change of Control Agreement for Canadian Executives.

10.78+	Business Objects S.A. Form of Change of Control Agreement for French Executives.

10.79+	Change of Control Agreement between Business Objects S.A. and Susan J. Wolfe.

10.80+	Change of Control Agreement between Business Objects S.A. and James R. Tolonen.

14.1 (4)	Business Objects S.A. Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on November 6, 2006.

(2)	Incorporated by reference to Exhibit 10.53 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006.

(3)	Incorporated by reference to Exhibit 10.74 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006.

(4)	Incorporated by reference to Exhibit 14.1 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006.

+	Management contract or compensatory plan, contract or arrangement.