Form 10-K
period 2006-12-31
BUSINESS OBJECTS S.A.
filed 2007-03-01
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
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

(408) 953-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

American depositary shares, each representing	The Nasdaq Stock Market LLC
one ordinary share*	Eurolist by Euronexttm, France

*	Ordinary shares are not traded in the United States, but rather they are deposited with The Bank of New York, as Depositary. Each American depositary share represents one ordinary share.

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the last business day of its most recently completed second fiscal quarter, there were 96,395,642 ordinary shares of €0.10 nominal value issued (including 21,993,964 American depositary shares each corresponding to one ordinary share and 171,987 treasury shares). The aggregate market value of the registrant’s common equity held by non-affiliates, based upon the closing sale price of its American depositary shares on June 30, 2006 as reported on the Nasdaq Global Select Market, was $2,338,514,179. Ordinary shares and American depositary shares held by each of our officers and directors and by each person owning, to our knowledge, 5% or more of its common equity were excluded because such persons may be deemed to be affiliates of Business Objects. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2007 the number of issued ordinary shares was 97,687,323 of €0.10 nominal value, of which 61,414,706 are American depositary shares (ADSs) and including, 208,427 treasury shares (of which 83,729 shares are owned by the Business Objects Employee Benefit Sub-Plan Trust), 1,820,215 ADSs held by Business Objects Option LLC and 607,173 ADSs held by Business Objects Employee Benefit Sub-Plan Trust. As of January 31, 2007, the registrant had issued and outstanding 95,051,508 ordinary shares of €0.10 nominal value (including 58,903,589 ADSs). Of the number of issued shares, 1,820,215 represented shares issued by registrant on December 11, 2003 to Business Objects Option LLC, the registrant’s indirectly, wholly owned subsidiary. These shares represent shares issuable upon exercise of the stock options held by former optionees of Crystal Decisions, Inc., SRC Software, Inc. and Infommersion, Inc. Since Business Objects Option LLC is an indirect, wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and will not be entitled to voting rights. In the event any such shares are not needed to satisfy obligations under stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or to be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the stock options.

Trademarks

References in this Form 10-K to the “Company,” “Business Objects,” “we,” “our,” and “us” refer to Business Objects S.A. and our consolidated subsidiaries. Business Objects, the Business Objects logo, BusinessQuery, WebIntelligence, Crystal Reports, Crystal Enterprise, Crystal Analysis and Rapidmarts are trademarks or registered trademarks of Business Objects S.A. in the United States (“U.S.”) and /or other countries. All other trademarks or trade names referenced in this Form 10-K may be the property of their respective owners.

Reporting Currency

All financial information contained in this document is expressed in United States dollars, unless otherwise stated.

American Depositary Shares

We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of American depositary shares (“ADSs”). Each ADS represents one ordinary share placed on deposit with The Bank of New York, as depositary (the “Depositary”) and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of the Deposit Agreement as amended and restated October 15, 2003 (the “Deposit Agreement”), ordinary shares may be deposited with the Paris office of BNP Paribas Securities Services, as custodian (the “Custodian”), or any successor or successors to such Custodian. The Depositary provides a variety of services to our investors. A form of the Deposit Agreement is incorporated by reference as an exhibit to this Form 10-K.

BUSINESS OBJECTS S.A.

PART I

This Annual Report on Form 10-K contains forward-looking statements based on our expectations, assumptions, estimates and projections about Business Objects and our industry as of the filing date of this Form 10-K. These statements include, but are not limited to, statements concerning our strategy, our expected financial performance, continued sales of our existing products and services including sales of our Business Objects XI product offering, the impact of exchange rates on our operations, the integration by us and acceptance by the market of companies we acquire and their products, the impact of stock compensation expense on our financial results and our ability to continue to maintain effective internal controls over financial reporting. Actual events or results may differ materially from those described in this document due to a number of risks and uncertainties. The potential risks and uncertainties include, among others, fluctuations in our quarterly and yearly operating results; our ability to estimate and sustain or increase our profitability; our ability to attract, migrate and retain customers for BusinessObjects XI; pending tax audits; the enterprise performance management products and products acquired from nSite Software, Inc.; our ability to issue new releases of our products, including those obtained through acquired businesses; our ability to integrate acquired businesses successfully; changes to current accounting policies which may have a significant, adverse impact on our financial results, including FAS 123(R); our ability to recognize revenues from new original equipment manufacturer and reseller agreements; the introduction of new products by competitors or the entry of new competitors into the markets for Business Objects’ products; the impact of the pricing of competing technologies; our ability to preserve our key strategic relationships; our reliance on selling products only in the Business Intelligence software market; our ability to manage large scale deployments; our strategy; and economic and political conditions in the US and abroad. These and other factors are more fully described in Part I, Item 1A in “Risk Factors” and elsewhere in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1.	Business

Our Company

We are the world’s leading independent provider of business intelligence software and services, which we refer to in this document as “business intelligence” or “BI” solutions. We develop, market, distribute, and provide services for software that uses information to provide understanding and improve organizational performance. Our customers use our software to manage data across their organization; use that data to gain better insight into their business; and use that insight to improve decision making, and optimize organizational performance. Our business intelligence platform, BusinessObjects XI, offers a single platform for enterprise information management (“EIM”), information discovery and delivery (“IDD,” formerly called “business intelligence platform”), and enterprise performance management (“EPM”). We have also built one of the industry’s largest partner communities, with more than 3,000 partners worldwide and we offer consulting and education services to help customers effectively deploy their business intelligence projects.

In 2006, we completed the acquisition of privately held Firstlogic, Inc. (“Firstlogic”), a global provider of enterprise data quality solutions and services. This transaction expanded the breadth of our EIM offering to include data quality support. Additionally, we acquired privately held Armstrong Laing Limited (“ALG”), a leading provider of activity based costing and profitability solutions which augmented our EPM offering.

We were incorporated in 1990 as a société anonyme organized under the laws of the Republic of France. Our principal executive offices are located at 157-159, rue Anatole France, Levallois-Perret, France and 3030 Orchard Parkway, San Jose, California. Our website is www.businessobjects.com.

Industry Background

Business Strategy

Our business strategy is focused on five areas of growth: continued expansion of our end-to-end business intelligence solution through innovation and acquisitions; growing our strategic services business; expanding our position in the mid-market; expanding our presence in high growth geographies — especially Asia-Pacific and Japan; and evolving our business models to capitalize on new ways to build channels and customer relationships.

Expanding Our End-to-end Business Intelligence Solution

As the world’s largest independent provider of business intelligence, we are specifically focused on extending our historical strength in information discovery and delivery into enterprise information management, enterprise performance management and other categories that increase our value to customers. We will continue this approach through both organic innovation and acquisitions that complement this strategy.

Our strength in IDD (query, reporting and analysis) positions us uniquely to support our customers’ EPM initiatives. EPM allows organizations to improve their performance, using software and services to measure and monitor critical areas such as planning, budgeting, operational metrics, and industry-specific processes. Our EPM offerings support both financial management functions in the office of the chief financial officer as well as other line-of-business requirements. These include financial planning and budgeting applications and activity based costing (through the acquisition of ALG in 2006). Our EPM solutions also cater to a functional audience in specific industries. These include operational applications in areas such as inventory management, store assortment management, and customer loyalty management for retail organizations; trade promotion management and supply chain management for consumer packaged goods organizations; and customer loyalty management for financial services organizations.

Likewise, EIM is a rapidly expanding market as it provides critical data integration and data quality components to successful business intelligence implementations. It allows our customers to use accurate, timely, and integrated data and is the basis for effective business intelligence. By offering a complete solution that caters to these needs, we anticipate that our products will become an even more important part of our customers’ infrastructure. Our own developments as well as acquisitions, such as Firstlogic in 2006, have allowed us to develop a complete solution that we believe is unmatched by our competitors’ offerings.

Growing our Strategic Services Business

A very large and growing services industry exists around business intelligence and data warehousing that represents a key growth area for us. Our customers demand end-to-end solutions that include not just product, but also education and consulting services. We believe our services strategy caters to the demands of our customers and aligns our expert resources with their needs. Our differentiation stems from our deep expertise in the areas of business intelligence and data warehousing, our focus on the quality of our solutions, and our unique knowledge of our product offerings.

Expanding our Position in the Mid-Market

We believe there is significant opportunity to offer business intelligence solutions to companies in the mid-market (companies with revenue less than $1 billion annually or less than 2,500 employees). While we already have thousands of customers in this category, we believe it is still significantly under penetrated. Our principal products for the mid-market are branded under the Crystal name, including the well-known Crystal Reports and Crystal Xcelsius. Additionally, in 2006 we announced a software-as-a-service (SaaS) offering, Business Objects Direct which provides on-demand hosted BI. Our hosted BI subscriber base has grown to over 38,000 users. We continue to invest in technology that specifically supports our SaaS offerings. These products are easy to use and easy to deploy for mid-market organizations that have fewer IT resources.

Going forward in the mid-market we intend to focus on:

•	Channel development: increasing the number of our partners, and developing new vertical areas of expertise and channel-focused marketing initiatives;

•	Pricing and packaging: aligning the requirements of our customers and partners while responding to market needs; and

•	Product innovation: introducing additional products under the Crystal brand to meet the needs of mid-market organizations.

Expanding our Presence in High Growth Geographies

Business Objects will continue to take advantage of those economies with relatively higher rates of growth and corresponding investments in business intelligence. We will do so with disproportionately larger investments in these regions, with particular focus in Asia-Pacific and Japan. We believe this will position us more favorably relative to our customers over time.

Evolving our Business Models to Capitalize on New Customers and Channels

We intend to continue to grow our abilities to acquire and serve customers through expanded and alternative channels. We intend to do this through investments in both technologies and programs that broaden the appeal of our products and services to both traditional and new customers and increase the effectiveness of existing and alternative channels.

Customers

We are committed to understanding our customers’ businesses and providing solutions based on their specific BI needs. We work to anticipate their needs by having a deep knowledge of the unique challenges and opportunities particular to their market. Our industry-focused products include products for:

•	Consumer Packaged Goods: We provide a comprehensive set of BI solutions to improve performance in the consumer product goods (“CPG”) industry. Our CPG customers include makers of fine apparel, personal and household care products, food and beverages, paper and business forms, and pet products.

•	Communications: We provide solutions to the leading wire line, wireless, broadband, internet service provider, and satellite carriers around the world, which help them increase revenue and customer retention while reducing operational costs.

•	Financial Services: We provide a comprehensive set of business intelligence solutions to improve performance in the banking, brokerage, consumer credit, investment banking, and insurance industries.

•	Government: We are a leading provider of business intelligence solutions to governments, educational organizations, and defense agencies.

•	Healthcare: Our BI solutions help both healthcare payer and provider organizations deliver higher quality patient care while keeping costs down.

•	Retail: We provide the world’s top retailers with software to improve purchasing, profitability, marketing efforts, inventory and store management, customer service, and financial reporting.

As of December 31, 2006, we had sold licenses for our products to more than 42,000 customers in over 80 countries. Our customers represent a wide cross industry spectrum of corporations and governmental and educational institutions. During each of the last three years, no customer accounted for 10% or more of our consolidated revenues.

We have two major customer classifications, enterprise customers — companies with revenues larger than $1 billion annually or more than 2,500 employees, and mid-market customers — those companies that are below these thresholds.

Enterprise customers

For enterprise customers, we deliver products under the BusinessObjects XI brand. The BusinessObjects XI platform delivers a complete set of BI capabilities: EIM, IDD (reporting, query and analysis), and EPM. We believe this comprehensive offering improves simplicity for end users, provides trusted information, and provides customers with the ability to standardize on a single BI platform.

This comprehensive platform provides enterprise customers a set of common services to simplify deployment and management of BI tools, reports and applications on a proven, scalable, and open services-oriented architecture.

Mid-market customers

For mid-market customers, we deliver products primarily under the Crystal brand. This includes the award-winning, market-leading reporting product Crystal Reports, as well as newer products such as Crystal Xcelsius for interactive visual analytics. We intend to continue extending the Crystal line of products through 2007 and beyond.

Products

Our software helps customers manage data across their organization; use that data to gain better insight into their business; and use that insight to improve decision making, and optimize organizational performance. We participate in three major categories in the software market business intelligence segment — EIM, IDD, and EPM.

EIM

EIM includes tools and technologies to help customers extract and cleanse data from disparate sources, transform it, and load it into data marts and warehouses. EIM is critical for customers to deliver accurate, timely, and integrated data that BI software users trust. We believe our data integration software is critical to this market, and in 2006 we strengthened that with the products we acquired from Firstlogic, a provider of data quality solutions.

IDD

Our IDD solutions are based on our business intelligence platform, and includes a range of software for solving the query reporting and analysis needs of customers to enable them to make better decisions. This platform includes:

•	Our business intelligence platform, which provides customers with the technology to enable them to support users inside and outside the organization, and includes the ability to deploy, control, and manage their deployments from departmental to enterprise-level communities of customers.

•	Reporting tools that facilitate accessing data, formatting it, and delivering it as information to users inside and outside the organization.

•	Query and analysis products that allow end users to interact with business information and answer ad-hoc questions themselves without advanced knowledge of the underlying data sources and structures. A range of users — from experienced data analysts to mainstream business users — can create queries and perform calculations without having to understand complex database languages or structures. Users can then share the information they create with others across the organization and beyond.

EPM

EPM allows customers to plan for success and realize the achievement of their strategies and company goals. Customers can model their business and perform “what if” analyses, create capital plans and strategic forecasts, improve general budgeting, payroll planning, and sales planning, and manage financial consolidations and employee productivity. Once plans are made and goals are set, customers can then track and analyze key business metrics and goals via management dashboards, scorecards and alerts. The activity based costing products we acquired from ALG fit in this category, as do BusinessObjects Dashboard Manager, BusinessObjects Analytical and Planning Applications, and BusinessObjects Performance Manager.

Services

Post-Sales Customer Support and Software Maintenance

Our network of customer support centers around the world are staffed by trained support engineers who answer customer inquiries by telephone, the web, and email. Our value-added resellers, systems integrators, consulting partners, and distributors, supported by our regional support centers, may also provide technical support. In 2006, we continued our investment in technical training for our engineers and the infrastructure behind our support systems and we intend to continue to do so in the coming years.

Online support provides customers with access to up to date technical information and helps customers resolve inquiries independently. Customers can query our online knowledge base to find a solution to their inquiries, participate in online forums to discuss their BI strategies or issues with other users, download service packs and documentation or log a case directly to their local support center. We have levels of customized support for customers who need additional assistance, especially with large deployments. These customers are assigned a specific team of support engineers who focus on the customer’s individual deployment and provide extended service hours for telephone or on-site support.

Software maintenance releases, on an unspecified or “when and if available” basis, and post-sales technical support are provided to customers for an annual maintenance fee, which is an additional charge to the initial product license fee.

Global Services

We offer customers a wide range of services focused on enabling rapid delivery to our customers of measurable business value. Leveraging our proven methods and knowledge, we work with our clients to help them lower the total cost of ownership and use their BI solution more effectively. Our services organization consists of a global network of skilled consultants, trainers, systems integrators, and support specialists to help our customers get the most out of their BI solution.

By working with our services organization, customers can accelerate their time to benefit and reduce their risks. We offer flexible consulting and education services to fit the BI needs of any organization.

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

We believe that Business Objects Consulting Services is the primary, global source of BI consulting solutions for our enterprise customers. Our range of proven offerings built on a BI centric methodology enables us to engage with clients on global initiatives that drive true business advantage. Our ability to leverage the intellectual property accumulated over years of delivering enterprise scale BI solutions is the foundation on which we are able to consistently deliver business results for our customers.

•	Customer Education. Business Objects Education Services offers training from certified experts, with authorized curricula and course materials. Our team and network of authorized education partners focus on helping customers achieve better business value via training plan development services, comprehensive offerings, and flexible delivery.

As users become proficient with our products, they can benefit from continuous learning on a variety of topics to keep up with the enhancements to the products and continue to maximize the value they get from BI. These courses are offered as a series of webcasts on specific topics such as technical updates, migration training, optimization best practices, and custom sessions.

Sales & Marketing

The sales structure at Business Objects utilizes multiple channels and seeding strategies that focus on creating the greatest opportunities for market penetration, global alliances and customer success. Our sales channels are organized to provide direct enterprise and mid-market sales, as well as to partner with our network of thousands of system integrators, value added resellers (“VARs”), distributors, original equipment manufacturers (“OEMs”), and other channel partners to drive revenue and support customers.

To support our sales efforts, we conduct global marketing programs, including advertising, demand creation, public relations, web-based and face to face seminars and demonstrations at customer sites and at our offices, appearances at trade shows, and ongoing customer communications programs and events.

We also engage with industry analysts to ensure that they have accurate information on our capabilities and solutions and thus can advise customers with full and educated analysis.

Strategic Relationships

With more than 3,000 partners as of December 31, 2006, we have established a strong and complete partner community within the BI industry, including global alliance partnerships with leading technology companies such as Accenture, International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), Capgemini, Deloitte, Teradata and Bearing Point.

We develop global alliance partnerships with independent software vendors (“ISVs”), hardware vendors, and system integrators to create new revenue opportunities and to further extend our deployment capacity. Our global alliance partners incorporate our technology within their own product solutions and/or sell it or recommend it along with their own products and services.

By maximizing awareness and education about Business Objects within the system integrator community, we believe we are creating incremental revenue opportunities through these partners. Working with systems integrators, our goal is to create world class BI practices, promote enterprise standardization, and develop joint market driven solutions.

Our technology integrations with our ISV partners, which numbered over 800 as of December 31, 2006, expands our market reach by incorporating our licenses within third party software deployments. Once our software is used by a customer, we can then expand our presence by up selling from one department to enterprise-wide deployment within an organization. OEM partners integrate and/or resell business intelligence solutions within their own applications, which provides us with a stream of revenue as well.

Our partnering strategy is instrumental in meeting and delivering on our overall corporate revenue objectives by generating mutual, incremental business, increasing our deployment capacity and enhancing our products’ technology.

Competition

The market for our BI software and services is highly competitive, constantly evolving, and subject to rapidly changing technology. We compete principally with three categories of providers: large, pure-play BI vendors; larger companies whose core business is primarily applications or databases; and small and/or BI niche vendors.

•	Large, pure-play BI vendors. Our direct competitors here are the SAS Institute, Cognos Inc. and Hyperion Solutions Corp.

•	Larger companies whose core business is primarily applications (enterprise resource planning (“ERP”), customer relationship management (“CRM”), and sales customer management (“SCM”) or databases. Our competitors here include IBM, Microsoft, Oracle, and SAP AG.

•	Small and/or niche business intelligence vendors. These companies include Actuate Corporation, Informatica Corporation, Information Builders, MicroStrategy, Inc.

Additionally, we may face competition from many companies with whom we have strategic relationships, including IBM, Microsoft, Oracle and SAP AG, all of whom offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL server business intelligence platform to include reporting capabilities that compete with our enterprise reporting solutions. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products will be specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.

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

We believe that the principal competitive factors that impact the market we serve include performance, scalability, ease of use, functionality, product architecture, product quality, reliability, price, scope of distribution, services capability, customer support, and name recognition. We believe that we are successfully addressing each of these competitive factors. Nonetheless, we expect to face continuing competitive pressures from both current and future competitors in the markets we serve.

Product Development

We believe that innovation, timeliness of product releases, and high product quality are essential to maintaining a competitive position. Consequently, we dedicate considerable resources to development efforts to enhance existing products, develop new products, and integrate products and technologies that we purchase through acquisitions. The product development group is responsible for the design, development, and release of product enhancements, upgrades, and new products and has two large development centers located in Levallois-Perret, France and Vancouver, Canada. We also have development teams located in California, Oregon, China, the United Kingdom, and India. Research and development expenses were $195.0 million in 2006, $162.5 million in 2005, and $150.6 million in 2004.

Patents and Intellectual Property Protection

Our success depends in part on our ability to protect our intellectual property rights. To protect our proprietary information, we use a combination of patents, copyrights and trademark laws, trade secret laws, employee and third party nondisclosure agreements and licensing arrangements including confidentiality provisions.

As of December 31, 2006, we had 10 patents issued in the United States and 115 patent applications pending in the United States, including 7 provisional and 108 utility filings, 27 filings pursuant to the Patent Cooperation Treaty and 9 foreign patent applications pending. In January 2005, we adopted a new logo. Use of our name in combination with our previous logo is registered as a trademark in France, the United States and a number of other countries. We are registering a new trademark associated with our name “Business Objects” in numerous jurisdictions. We also have an ongoing trademark registration program. Despite our efforts, we may not successfully protect our proprietary rights from misappropriation. While our competitive position may be affected by our ability to protect our proprietary information, we believe that factors such as the technical expertise and innovation skills of our personnel, our name recognition, and ongoing product support and enhancement may be more significant in maintaining our competitive position.

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

We are currently a party to two lawsuits with MicroStrategy Incorporated, (“MicroStrategy”). On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the District Court dismissed MicroStrategy’s claim of infringement of U.S. Patent No. 6,279,033 without prejudice. On August 6, 2004, the District Court entered a formal opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s patent No. 6,260,050. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that we are not infringing MicroStrategy’s patent.

In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. MicroStrategy has since agreed to dismiss its only remaining claim, and a stipulation dismissing that claim was filed by the parties on December 4, 2006. The only remaining issue is the limited injunction issued by the Court in August 2004.

On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions, Inc. (“Crystal Decisions”) in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that Crystal Decisions’ software products Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications infringed MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy later alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claims that we infringed these three patents have all been dismissed and judgment was entered in our favor on February 23, 2006. MicroStrategy filed a notice of appeal on March 24, 2006. Briefing for the appeal was completed by the parties on January 5, 2007. Oral arguments are scheduled to be heard by the Court of Appeals on April 4, 2007.

We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to vigorously defend the actions. However, because of the inherent uncertainty of litigation in general, we cannot be assured that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy.

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

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta Technology, Inc. (“Acta Technology” or “Acta”). We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta Technology software products infringed Informatica’s U.S. Patent No. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the District Court issued its claim construction order. Dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting our motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of the 6,044,374 patent and denying our motion for summary judgment on the issue of direct and induced infringement of patents 6,401,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to the 6,208,990 patent. A trial date has been set for March 12, 2007. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations.

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

Employees

As of January 31, 2007, we had 5,402 employees including:

•	1,440 in research and development;

•	1,983 in sales and marketing;

•	1,305 in customer service and support; and

•	674 in finance and administration.

Our employees in France have been represented by the CFDT Union — Confédération Francaise Démocratique du Travail — since October 2002 and by the CGT Union — Confédération Générale du Travail — since November 2002. Our employees in France represented 12% of our labor force at January 31, 2007. The collective bargaining agreements we have entered into with the unions have been renewed annually. We have never experienced any work stoppage.

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

We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We are taking steps to enhance our internal practices and training programs related to the handling of potential trade secrets and other competitive information. We are using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that we have not adequately fulfilled our commitments we could be subject to adverse regulatory action.

Philanthropy

We consider our philanthropic programs a way of attracting, engaging and developing employees. We developed a program called Business Objects Community. The focus is on motivating our employees to make a difference in their communities through a balanced approach of giving time, technology and funds.

Executive Officers of the Registrant

Information required by this item regarding Directors and Executive Officers is incorporated by reference to the information set forth in the section titled “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this Annual Report on Form 10-K.

Where You Can Find Additional Information

The reports and other information we file with the U.S. Securities and Exchange Commission (the “SEC”) can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 158D, Washington D.C. 20549. Copies of these materials can be obtained at prescribed rates from the Public Reference Section of the SEC at the principal offices of the SEC, 100 F Street, N.E., Room 158D, Washington D.C. 20549. You may obtain information regarding the operation of the public reference room by calling 1-(800) SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

In addition, as a French company quoted on the Eurolist by Euronext , we are subject to periodic information disclosures about our annual financial statements and our quarterly results which are published in the Bulletin des Announces Légales Obligatoires, a French legal website. Such publications are available in the French language only on the French Journal Officiel website http://balo.journal-officiel.gouv.fr/. We also file an annual report with the Autorité des Marches Financiers (“AMF”) under a “Document de Référence” format. The document is available in the French language on the AMF website www.amf-france.org, as soon as it has been filed by the Company with the AMF.

We file further press releases and prospectus relating to special operations impacting the securities with the AMF. Such filings are available in the French language only on the AMF website. Our press releases and our French annual reports are available in French without charge through our website, www.france.businessobjects.com.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K before you decide whether to purchase any of our securities. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

  Our quarterly operating results have been and will continue to be subject to fluctuation.

Historically, our operating results have varied substantially from quarter to quarter, and we anticipate that this will continue. These fluctuations occur principally because our revenues vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed in the short-term and are based on anticipated levels of revenues. As a result, small variations in the timing of the recognition of revenues could cause significant variations in our quarterly operating results. While the variability of our revenues is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:

•	we typically record a substantial amount of our revenues in the last weeks of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe and certain other countries generally slows during the summer months;

•	customers may delay purchase decisions in anticipation of (i) changes to our product line, (ii) new products or platforms, (iii) product enhancements or (iv) in response to announced pricing changes by us or our competitors;

•	the mix of products and services and the amount of consulting services that our customers order, and the associated revenue, varies from quarter to quarter, and we expect this revenue mix to continue for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order, such as the delays we experienced in the three months ended June 30, 2006, may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we experience longer payment cycles for sales in certain foreign countries.

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

Our ability to sustain or increase profitability on a quarterly or annual basis may be affected by recent changes in stock-based compensation accounting rules. On January 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards (“FAS”) No. 123R “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”), which requires us to measure compensation costs for all stock-based compensation at fair value and to recognize these costs as expenses in our statements of income. As a result of the recognition of these expenses, our net income and earnings per share have been materially adversely affected, and we may not be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis. Investors may find it difficult to compare our financial performance after January 1, 2006 with our prior performance because our cost of revenues, various categories of operating expenses and taxes are all affected by the adoption of FAS 123R. Although we are providing some information to assist investors to understand the impact of FAS 123R, investors may rely solely on our U.S. GAAP results and believe our results are worse than comparable prior periods and our stock price may fall. Beginning in 2007 and beyond, our results will be comparable to the prior year’s comparable period.

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

Any customer hesitation could result in purchase delays from one quarter to the next, causing quarterly orders and associated shipments and revenues to vary more significantly during this transition than we have previously experienced. The impact on revenues of the introduction of BusinessObjects XI, release 2, may be exacerbated or reduced by normal seasonal spending patterns. In addition, our customers can elect to continue to use our stand-alone products until or, in some cases beyond, the applicable end of life. As a result, we may have to continue to support multiple products including, in some cases, the provision of custom support beyond end of life. Any continued support of these stand alone products would increase our operating expenses.

In addition, we anticipate that the pattern of adoption of BusinessObjects XI, release 2, by existing customers, and the related impact on our revenues, may not be consistent with the patterns we have previously experienced. The old Business Objects and Crystal Decisions products will transition to end of life, with the specific end date varying depending on the customer and the product. Existing customers will be deciding whether and when to transition to the integrated BusinessObjects XI, release 2, product, which may be viewed by them as a more significant decision about how to manage their business intelligence platform than prior migrations. Some customers may be reluctant to transition from our existing stand-alone Business Objects and Crystal Decisions products to BusinessObjects X1, release 2, due to the anticipated length and complexity of the migration, and may elect either to defer this purchase decision or not to purchase BusinessObjects XI, release 2, at all. In addition, we believe customers may have deferred, and may continue to defer, purchases of new incremental licenses or functionalities of BusinessObjects XI, release 2. If the pace at which our customers are currently migrating decreases, this could have a negative impact on our revenues. Finally, we cannot anticipate whether the product transition will result in a prolonged adoption cycle for BusinessObjects XI, release 2, or what the impact will be on maintenance revenues for the existing Business Objects and Crystal Decisions’ products prior to their end of life.

  If we overestimate revenues and are unable to reduce our expenses sufficiently in any quarter, this could have a negative impact on our quarterly results of operations.

Our revenues are difficult to forecast and have fluctuated and will likely continue to fluctuate significantly from quarter to quarter. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual licensing revenues could prevent us from planning or budgeting accurately, and any resulting variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ purchases would adversely affect the overall level and timing of our revenues, which could then harm our business, results of operations and financial condition.

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

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in additional taxes. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Despite our belief that our tax return positions are appropriate and supportable under local tax law, certain positions may be challenged and we may not succeed in realizing the anticipated tax benefit. For example, we are currently under examination by the French tax authorities for 2001 through 2004 fiscal year tax returns. We received notices of proposed adjustment for the 2001 and 2002 returns of Business Objects S.A. We have submitted protest letters in response to the proposed adjustments. We are defending our position vigorously, but there can be no assurance as to the ultimate outcome. On December 22, 2006 we received a tax reassessment notice from the French government for a proposed increase in tax of approximately €85 million, including interest and penalties, for the 2003 and 2004 tax years. The principal issue underlying the notice is the proper valuation methodology for certain intellectual property that we transferred from France to our wholly owned Irish subsidiary in 2003 and 2004. We believe we used the correct methodology in calculating the taxes we paid to the French government and will defend vigorously against the payment of additional taxes. There can be no assurance that we will prevail, however, and the final determination that additional tax is due could materially impact our financial statements and results of operations.

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

In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisition of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service (“IRS”) for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a protest letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and were included in the income taxes payable balance on the consolidated balance sheets at December 31, 2006 and 2005. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect the adjustment would have a negative impact on our cash and cash equivalents balance as a result of the payment of income taxes, but, except for any interest that is assessed for the post acquisition period, the adjustment would have no impact on our net income.

  Since we are required to report our consolidated financial results under both the U.S. GAAP and International Financial Reporting Standards (“IFRS”) rules, we may incur increased operating expenses, we may not fulfill the reporting requirements of one or both of these reporting standards, we may be subject to inconsistent determinations with respect to our accounting policies under these standards and investors may perceive our operating results to be drastically different under these regimes.

We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. We prepare our consolidated French financial statements in conformity with IFRS, and our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create IFRS and the Financial Accounting Standards Board (“FASB”), have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS currently applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries and the accounting for business combinations. In accordance with French regulations, we filed with the AMF in France our Document de Rèfèrence 2005 on April 24, 2006 under the registration number R.06-038, which included our consolidated financial statements for the year ended December 31, 2005 prepared under IFRS. Our Document de Rèfèrence 2005 includes the consolidated information prepared under IFRS that we published on April 26, 2006 in the BALO in France. In addition, we published our condensed consolidated financial statements for the first half of 2006 under IFRS in the BALO in France on October 20, 2006.

Since we prepare separate consolidated financial statements in conformity with each of the U.S. GAAP and the IFRS rules, we may incur increasingly higher operating expenses, we may not be able to meet the reporting requirements of one or both of these reporting regimes, and we may be subject to inconsistent determinations with respect to our accounting policies pursuant to each of these reporting regimes. In addition, due to the differences between the U.S. GAAP and IFRS rules, investors may perceive our operating results under U.S. GAAP to be drastically different from our operating results under IFRS, potentially resulting in investor confusion regarding our operating results.

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

Generally accepted accounting principles and the related accounting pronouncements, implementation guidelines and interpretations for some of our significant accounting policies are highly complex and require subjective judgments and assumptions. Some of our more significant accounting policies that could be affected by changes in the accounting rules and the related implementation guidelines and interpretations include:

•	Recognition of revenues;

•	Business combinations;

•	Impairment of goodwill, intangible assets and long-lived assets;

•	Contingencies and litigation;

•	Accounting for income taxes; and

•	Stock-based compensation

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

On January 1, 2006, we adopted the provisions of FAS 123R, which requires us to recognize a stock-based compensation expense based on fair value of all share-based payment awards, including employee stock options, employee stock purchase plans, warrants and restricted stock units (“RSUs”). In accordance with International Financial Reporting Standard, IFRS 2, “Share-Based Payment,” we have been required for our French consolidated financial statements to report the expense associated with stock-based compensation in our statements of income since January 1, 2004.

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

  Changes in our stock-based compensation policy have adversely affected our ability to attract and retain employees.

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

Additionally, we may face competition from many companies with whom we have strategic relationships, including, IBM, Microsoft, Oracle and SAP AG, all of which offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products are specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.

  Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, acquisitions of, or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.

Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors may enjoy greater name recognition and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors may be more successful than we are in attracting and retaining customers.

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

As part of our business strategy, we have acquired companies, technologies and product lines to complement our internally developed products. We expect that we will have a similar business strategy going forward. In April 2006 and October 2006, we acquired Firstlogic and ALG. It is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated. Critical to the success of this strategy in the future and, ultimately, our business as a whole, is the orderly, effective integration of acquired businesses, technologies, product lines and employees into our organization. Effective integration will depend, in part, on our ability to adopt an appropriate business model for integrated businesses, particularly with respect to our go-to-market strategy. If this integration is unsuccessful, our business will suffer. There is a risk that we will not be able to effectively integrate acquired businesses. There is also the risk that our valuation assumptions and models for an acquired product or business may be overly optimistic or incorrect if customers do not demand the acquired company’s products to the extent we expect, the technology does not function as we expect or the technology we acquire is the subject of infringement or trade secret claims by third parties.

  We have strategic relationships with Microsoft, IBM, Oracle and Accenture over which we have limited control and which, if terminated, could reduce our revenues and harm our operating results.

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

We currently have strategic relationships with Microsoft, IBM and Oracle that enable us to jointly sell and, in some cases, bundle our products with those of Microsoft, IBM and Oracle, and we are also developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, IBM and Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, Microsoft, IBM and Oracle have designed their own business intelligence software and Microsoft is actively marketing its reporting product for its SQL server business intelligence platform. If Microsoft, IBM and Oracle reduces its efforts on our behalf or discontinues or alters its relationship with us, as SAP AG did by terminating our OEM/reseller agreement, and instead increases its selling efforts of its own business intelligence software or develops a relationship with one of our competitors, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.

In addition, we have strategic relationships with global systems integrators such as Accenture. We collaborate with these global systems integrators to promote and sell our products. If Accenture reduces its efforts on our behalf or discontinues or alters its relationship with us, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.

We depend on strategic relationships and business alliances for continued growth of our business.

No customer accounted for 10% or more of our total revenues in 2004, 2005, or 2006. Although no single reseller currently accounts for more than 10% of our total revenues, if one or more of our large resellers were to terminate their co-marketing agreements with us it could have an adverse effect on our business, financial condition and results of operations. In addition, our business, financial condition and results of operations could be adversely affected if major distributors were to materially reduce their purchases from us.

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

Our SaaS offerings carry a number of risks, some of which may be harmful to our business.

In 2006, we announced the introduction of crystalreports.com, a SaaS offering. This on demand sharing platform enables customers to securely share important business information. In 2006, we also announced the introduction of the nSite on demand application platform, which is integrated with Salesforce.com’s CRM solutions. These on demand strategies carry a number of risks, including:

•	We have limited experience in the services market;

•	We may not be able to deliver these products or any enhancements to these products in the manner we have conveyed to customers;

•	Customers may question the viability or security of our on-demand offerings;

•	We may not be able to provide sufficient, continuous customer support for crystalreports.com and the nSite application platform;

•	We may incur higher than anticipated costs as we expand further into the on demand market;

•	We could experience service interruptions with respect to our on demand offerings, which could potentially impact our revenues and damage our customers’ businesses and result in warranty claims or litigation;

•	We may not be able to comply in a timely or cost effective manner with privacy and other regulatory requirements that apply to these products;

•	We may not realize anticipated market demand and acceptance of these on demand offerings; and

•	Sales of our sharing platforms bundled with license sales may delay the timing of revenue recognition for license arrangements that would otherwise have been recorded at the time of delivery.

If SaaS becomes an important channel for us, our ability to deliver crystalreports.com and the application platform to customers’ satisfaction and to provide sufficient support will be critical. If our on demand offerings fail to meet customer expectations or if we fail to provide adequate support, our business could be adversely affected.

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

  We may have long sales cycles and may have difficulty providing and managing large scale customer deployments, which could cause a decline or delay in recognition of our revenues and an increase in our expenses.

We may have difficulty managing the timeliness of our large scale customer deployments and our internal allocation of personnel and resources. Any such difficulty could cause us to lose existing customers, face potential customer disputes or limit the number of new customers who purchase our products or services. This could cause a decline in or delay in recognition of revenues and could cause us to increase our research and development and technical support costs, either of which could adversely affect our operating results.

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

We continually work to upgrade and enhance our computer systems and implemented a significant upgrade during the fourth quarter of 2006. Although we did not experience any material delays or difficulties with our fourth quarter 2006 upgrade, if any future systems upgrade does not function as anticipated, we may not be able to complete our quarter close procedures in a timely manner. In addition, unanticipated systems disruptions could affect our ability to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Delay of such projects or the launch of a faulty application could cause business disruptions or harm our customer service levels.

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

It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Firstlogic with our existing systems in 2006. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired.

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

  Failure to structure our business model properly for mid-market customers could have a material adverse effect on our business and results of operations.

We have begun to expand our formal sales efforts from traditional enterprise customers to medium sized businesses. As we expand further into the mid-market, it will be necessary for us to differentiate our mid-market sales and services model sufficiently from our enterprise customer model, and to structure this model to fit the needs of our mid-market customers and channel partners. Any failure by us to structure our go-to-market strategy properly for mid-market customers could result in channel conflicts, as well as delayed and missed orders. If we are unable to prevent or effectively manage conflicts between our mid-market channel partners and our direct sales, or prevent delayed or missed orders, this could have a material adverse effect on our business and results of operations. In addition, our expansion from the traditional enterprise customer base to medium sized businesses exposes us to different competitors, and could potentially increase competition with respect to pricing, product quality and services. This additional competition could result in price reductions, cost increases or loss of market share.

  We are currently a party to two lawsuits with MicroStrategy. The prosecution of these lawsuits could have a negative impact on our business. Should MicroStrategy prevail, we may be required to pay substantial monetary damages or be prevented from selling some of our products.

On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the District Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On August 6, 2004, the District Court entered a formal opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s patent No. 6,260,050. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that we are not infringing MicroStrategy’s patent.

In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of us and dismissed the jury trial on MicroStrategy’s allegations that we had tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of ours had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. MicroStrategy has since agreed to dismiss its only remaining claim, and a stipulation dismissing that claim was filed by the parties on December 4, 2006. The only remaining issue is the limited injunction issued by the Court in August 2004.

On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions in the United States District Court for the District of Delaware. We became a party to this action when we acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy later alleged that Business Objects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. On January 23, 2006, the District Court issued a Memorandum Opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s U.S. patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that we infringed these three patents have all been dismissed and judgment was entered in our favor on February 23, 2006. MicroStrategy filed a notice of appeal on March 24, 2006. Briefing for the appeal was completed by the parties on January 5, 2007. Oral arguments are scheduled to be heard by the Court of Appeals on April 4, 2007.

We believe that we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to defend the actions vigorously. However, because of the inherent uncertainty of litigation in general, we cannot be assured that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy. We cannot currently estimate either the amount or range of any losses.

Litigation such as the suits MicroStrategy has brought against us can take years to resolve and can be expensive to defend. An adverse judgment, if entered in favor of any MicroStrategy claim, could seriously harm our business, results of operations and financial position and cause our stock price to decline substantially. In addition, the MicroStrategy litigation, even if ultimately determined to be without merit, will be time consuming to defend, divert our management’s attention and resources, and could cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the MicroStrategy allegations and claims could significantly harm our business, financial position and results of operations and cause our stock price to decline substantially.

  We are a party to litigation with Vedatech Corporation and its Representative Director, Mani Subramanian, and in the event of an adverse judgment against us, we may have to pay damages, which could adversely affect our financial position and results of operations.

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

In April 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions (the “Claimants”) filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding (the “2003 Proceedings”). We were substituted as Third Claimant in the 2003 Proceedings in place of Crystal Decisions, following our acquisition of Crystal Decisions and its subsidiaries in December 2003. In connection with this request for declaratory relief the Claimants paid the agreed settlement amount into the High Court.

In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, which alleged that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. We became a party to this action when we acquired Crystal Decisions, and its subsidiaries. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the High Court.

In October 2003, the Claimants filed an application with the High Court claiming the proceedings in United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech and Mr. Subramanian from pursuing the United States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On June 7, 2005, the Court of Appeal refused this application for permission to appeal.

At a Case Management Conference on December 4 to 6, 2006, the High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by 4pm on December 18, 2006 the Defendants do pay to the Claimants costs in the sum of £15,600 (approx. US$30,400) due under a costs order made on November 30, 2005, then the Defendants be barred from defending the 2003 Proceedings. The Defendants failed to meet that deadline, and so are now barred from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their Claim. A hearing has been set for March 20, 2007 to determine the form of judgment.

The Defendants have made an application to the Court of Appeal for permission to appeal the December 2006 order. If this application is not successful, and the Claimants obtain judgment at the hearing on March 20, 2007, the 2003 Proceedings will be at an end, subject only to any further appeals.

In the Claimants’ application for judgment, they have requested that the amounts due to them from the Defendants in damages, and in respect of the costs orders in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.

Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint are without merit, the outcome cannot be determined at this time. The mediated settlement and related costs were accrued in Crystal Decisions’ consolidated financial statements. Although we may incur further legal fees with respect to Vedatech, we cannot currently estimate either the amount or range of any such additional losses. If the mediated settlement were to be set aside, an ultimate damages award could adversely affect our results of operations, liquidity or financial position.

  We are a party to litigation with Informatica and, in the event of an adverse judgment against us, we may have to pay damages or be prevented from selling some of our products, either of which could adversely affect our financial position and results of operations.

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringe Informatica’s United States Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringe United States Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. Dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006, the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting our motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of the 6,044,374 patent and denying our motion for summary judgment on the issue of direct and induced infringement of patents 6,401,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to the 6,208,990 patent. A trial date has been set for March 12, 2007. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on our liquidity, financial position or results of operations. We cannot currently estimate either the amount or range of any losses.

Although we believe that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and that fact that this litigation is ongoing, we cannot be assured that we will prevail. Should Informatica ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and be required to pay damages.

  We are a party to litigation with Decision Warehouse Consultoria E Importacao Ltda. (“Decision Warehouse”). The prosecution of this lawsuit could have a substantial negative impact on our business. Should Decision Warehouse prevail, we may be required to pay substantial monetary damages.

On September 29, 2004, Decision Warehouse filed an action in the Superior Court for the State of California, County of Santa Clara against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. On August 18, 2006, Decision Warehouse amended its complaint to add a claim for unspecified damages alleging defamation. On October 27, 2006, the court granted summary judgment in our favor on the claim for defamation on the grounds that it is barred by the applicable statute of limitations. The parties are currently engaged in discovery on the remaining claims. A trial date has been set for June 11, 2007. We intend to defend this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on our results of operations, liquidity or financial position.

On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara against Decision Warehouse. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. Our complaint requested damages according to proof, “moral” damages under Brazilian law and award of sums found due after accounting. On July 19, 2006, we filed an amended claim for unspecified damages against Decision Warehouse and one of its principal shareholders, Cesar Miranda alleging conspiracy to defraud and defamation. A trial date has been set for June 11, 2007.

  We have committed to undertake certain internal practices in connection with handling of employee information.

We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We are taking steps to enhance our internal practices and training programs related to the handling of potential trade secrets and other competitive information. We are using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that we have not adequately fulfilled our commitments we could be subject to adverse regulatory action.

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

In addition, the laws of many countries do not protect intellectual property rights to as great an extent as those of the United States and France. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries, creating an increased risk of potential loss of proprietary technology due to piracy and misappropriation. For example, we are currently doing business in the People’s Republic of China where the status of intellectual property law is unclear, and we may expand our presence there in the future.

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

We also seek to protect our confidential information and trade secrets through the use of nondisclosure agreements with our employees, contractors, vendors, and partners. However, there is a risk that our trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult or costly for us to enforce our rights and retrieve published trade secrets.

We sometimes contract with third parties to provide development services to us, and we routinely ask them to sign agreements that require them to assign intellectual property to us that is developed on our behalf. However, there is a risk that they will fail to disclose to us such intellectual property, or that they may have inadequate rights to such intellectual property. This could happen, for example, if they failed to obtain the necessary invention assignment agreements with their own employees.

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

In addition, from time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use selected open source software in our products and may use more open source software in the future. As a result, we could be subject to suits by parties challenging ownership of what we believe to be our proprietary software. We may also be subject to claims that we have failed to comply with all the requirements of the open source licenses. Open source licenses are more likely than commercial licenses to contain vague, ambiguous or legally untested provisions, which increase the risks of such litigation. In addition, third parties may assert that the open source software itself infringes upon the intellectual property of others. Because open source providers seldom provide warranties or indemnification to us, in such an event we may not have an adequate remedy against the open source provider.

Any of this litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to redesign our products or obtain licenses from third parties.

Our loss of rights to use software licensed from third parties could harm our business.

We license software from third parties and sublicense this software to our customers. In addition, we license software from third parties and incorporate it into our products. In the future, we may be forced to obtain additional third party software licenses to enhance our product offerings and compete more effectively. By utilizing third party software in our business, we incur risks that are not associated with developing software internally. For example, third party licensors may discontinue or modify their operations, terminate their relationships with us or generally become unable to fulfill their obligations to us. If any of these circumstances were to occur, we might be forced to seek alternative technology of inferior quality that has lower performance standards or that might not be available on commercially reasonable terms. If we are unable to maintain our existing licenses or obtain alternate third party software licenses on commercially reasonably terms, our revenues could be reduced, our costs could increase and our business could suffer.

  Our executive officers and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our success depends upon a number of key management, sales, technical and other critical personnel, including our Chief Executive Officer, John Schwarz, and our Chairman of the Board of Directors and Chief Strategy Officer, Bernard Liautaud, the loss of either of whom could adversely affect our business. The loss of the services of any key personnel, including those from acquired companies, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations. For example, Susan Wolfe, our General Counsel, retired effective March 1, 2007. Although Ms. Wolfe will continue to be employed by Business Objects for a transition period, we cannot be certain that we will be able to find a suitable replacement for Ms. Wolfe or for any other key employee who leaves Business Objects without expending significant time and resources or that we will not experience additional departures. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully. In addition, if any of our key employees leaves Business Objects for employment with a competitor, this could have a material adverse effect on our business.

We have multinational operations that are subject to risks inherent in international operations.

We have significant operations outside of France and the United States, including development facilities, sales personnel and customer support operations. Our international operations are subject to certain inherent risks including:

•	technical difficulties and costs associated with product localization;

•	challenges associated with coordinating product development efforts among geographically dispersed development centers;

•	potential loss of proprietary information due to piracy, misappropriation or laws that may be less protective of our intellectual property rights;

•	lack of experience in certain geographic markets;

•	the significant presence of some of our competitors in some international markets;

•	potentially adverse tax consequences;

•	import and export restrictions and tariffs may prevent us from shipping products to particular jurisdictions or providing services to a particular market and may increase our operating costs;

•	failure to comply with foreign and domestic laws and other government controls applicable to our multinational operations, such as trade and employment restrictions;

•	potential fines and penalties resulting from failure to comply with laws and regulations applicable to our international operations;

•	management, staffing, legal and other costs of operating an enterprise spread over various countries;

•	the recent addition of a number of employees in offshore locations for which attrition rates traditionally are believed to be higher than is generally true for North America and Europe;

•	political instability in the countries where we are doing business;

•	fears concerning travel or health risks that may adversely affect our ability to sell our products and services in any country in which the business sales culture encourages face to face interactions; and

•	different business practices and regulations, which may lead to the need for increased employee education and supervision.

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

Provisions of our articles of association and French law may impede the accumulation of our shares by third parties seeking to gain a measure of control over Business Objects. For example, French law provides that any individual or entity (including a holder of ADSs) acting alone or in concert that becomes the owner of more than 5%, 10%, 15%, 20%, 25%, 33 1/3%, 50%, 66 2/3%, 90% or 95% of our share capital outstanding or voting rights or that increases or decreases its shareholding or voting rights above or below by any of the foregoing percentages, is required to notify us within five trading days, of the number of shares and ADSs it holds individually or in concert with others, the voting rights attached to the shares and the number of securities giving access to shares and voting rights. The individual or entity must also notify the AMF within five trading days of crossing any of the foregoing percentages. The AMF then makes the information available to the public. In addition, any individual or legal entity acquiring more than 10% or 20% of our outstanding shares or voting rights must file a notice with us and the AMF within 10 trading days. This notice must state whether the acquirer acts alone or in concert with others and must indicate the acquirer’s intention for the following 12-month period, including whether or not it intends to continue its purchases, to acquire control of us or to seek nomination (for itself or for others) to our Board of Directors. The AMF makes this notice available to the public. The acquirer must also publish a press release stating its intentions in a financial newspaper of national circulation in France. The acquirer may amend its stated intentions by filing a new notice, provided that it does so on the basis of significant changes in its own situation or stockholdings.

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

Our articles of association provide that any individual or entity (including a holder of ADSs) acting alone or in concert who acquires a number of shares equal to or greater than 2% or a multiple thereof, of our share capital or voting rights shall within five trading days of crossing such holding threshold inform us of the total number of shares or voting rights that such person holds by a registered letter with a proof of delivery slip addressed to our headquarters or by an equivalent means in accordance with applicable foreign law. When the threshold is crossed as a result of a purchase or sale on the stock market, the period of five trading days allowed for disclosure begins to run on the trading date of the securities and not the delivery date. This notification obligation also applies, as set forth above, whenever a new threshold of 2% is reached or has been crossed (whether an increase or decrease), for whatever reason, up to and including a threshold of 50%. In determining the threshold referred to above, both shares and/or voting rights held indirectly and shares and/or voting rights associated with shares and/or voting rights owned as defined by the French Commercial Code will be taken into account.

Furthermore, our articles of association provide that should this notification obligation not be complied with and should one or more shareholders who holds at least 2% of the share capital or voting rights so request, shares in excess of the fraction which should have been declared are deprived of voting rights at any subsequent shareholders meeting convened until two years following the date of making the required notification. Any request of the shareholders shall be recorded in the minutes and will involve the legal penalty referred to above.

Under the terms of the deposit agreement relating to our ADSs, if a holder of ADSs fails to instruct the depositary in a timely and valid manner how to vote such holder’s ADSs with respect to a particular matter, the depositary will deem that such holder has given a proxy to the chairman of the meeting to vote in favor of each proposal recommended by our Board of Directors and against each proposal opposed by our Board of Directors and will vote the ordinary shares underlying the ADSs accordingly. This provision of the depositary agreement could deter or delay hostile takeovers, proxy contests and changes in control or management of Business Objects.

  Our Board of Directors recently obtained authority to implement certain anti-takeover measures which may delay or discourage an acquisition of Business Objects.

At the June 7, 2006 annual shareholders meeting, our shareholders approved resolutions granting our Board of Directors the authority to implement certain anti-takeover measures in the event of an unsolicited takeover bid by an acquirer that is not required to obtain prior approval by its shareholders before adopting any reciprocal defensive measure against an unapproved public tender offer or exchange offer. These anti-takeover measures were adopted in accordance with recent changes to the French Commercial Code. In the event of a hostile takeover bid, our Board of Directors now has the authority to issue warrants free of charge to all of our shareholders, allowing our shareholders to subscribe for one or more of our shares. Our Board of Directors has the authority to determine the terms and conditions of the warrants, and may issue warrants with preferential conditions. Our Board of Directors also now has the authority to issue securities authorized under certain resolutions adopted at the June 7, 2006 shareholders meeting in the event of an unsolicited takeover bid.

If implemented, these anti-takeover measures may discourage an acquisition of us that our Board of Directors deems undesirable. The issuance of warrants or other securities may cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by our Board of Directors. In addition, these anti-takeover measures may discourage an attempt to change the composition of our Board of Directors or our management. Our Board of Directors could implement these anti-takeover measures to resist an offer from a third party to acquire us, including an offer to acquire our shares at a premium to the trading price or an offer that is otherwise considered favorable by our shareholders. In addition, the existence of these anti-takeover measures could restrict the price that certain investors might be willing to pay for our shares, and could discourage, delay or prevent a merger or an acquisition that a shareholder considers favorable.

  We cannot be certain that these new anti-takeover measures will be efficient.

We cannot be certain that our new anti-takeover measures will be efficient as we adopted them pursuant to recent amendments to the French Commercial Code, and these measures have not yet been subject to implementation. To date, we do not have any precedents under French law to assist in determining the expected efficiency of these anti-takeover measures. These measures may not be as efficient as we anticipate, or may not be efficient at all.

  Holders of our shares have limited rights to call shareholders meetings or submit shareholder proposals, which could adversely affect their ability to participate in governance of Business Objects.

In general, our Board of Directors may call a meeting of our shareholders. A shareholders meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our outstanding shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of Business Objects and was equal to 2,214,374 ordinary shares based on our share capital as of January 31, 2007. Similarly, a duly qualified association of shareholders, registered with the AMF and us, who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,901,031 ordinary shares based on our voting rights as of January 31, 2007, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of Business Objects will be limited.

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

If these preferential subscription rights cannot be exercised by holders of ADSs, we will make arrangements to have the preferential subscription rights sold and the net proceeds of the sale paid to such holders. If such rights cannot be sold for any reason, we may allow such rights to lapse. In either case, the interest of holders of ADSs in Business Objects will be diluted, and, if the rights lapse, such holders will not realize any value from the granting of preferential subscription rights.

  It may be difficult for holders of our ADSs rather than our ordinary shares to exercise some of their rights as shareholders.

It may be more difficult for holders of our ADSs to exercise their rights as shareholders than it would be if they directly held our ordinary shares. For example, if we offer new ordinary shares and a holder of our ADSs has the right to subscribe for a portion of them, the Bank of New York, as the depositary, is allowed, in its own discretion, to sell for such ADS holder’s benefit that right to subscribe for new ordinary shares of Business Objects instead of making it available to such holder. Also, to exercise their voting rights, holders of our ADSs must instruct the depositary how to vote their shares. Because of this extra procedural step involving the depositary, the process for exercising voting rights will take longer for a holder of our ADSs than it would for holders of our ordinary shares.

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

The closing sale price of our ADSs on the Nasdaq Global Select Market for the period of January 1, 2006 to December 31, 2006 ranged from a low of $19.21 to a high of $43.32.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our U.S. corporate headquarters are in San Jose, California. We lease office space pursuant to a lease which terminates in 2016 and we have the right to extend for two additional 5 year terms.

Our European corporate headquarters are in Levallois-Perret, France, a suburb of Paris. We lease office space pursuant to a lease that terminates in 2012.

We also have substantial operational facilities in Vancouver, Canada and Maidenhead, England. The office space in Vancouver is leased under various leases expiring between 2014 and 2015. The office space in Maidenhead is under a lease that expires in 2020. We have additional smaller leased field sales and software development offices in the Americas, Europe, and Asia Pacific regions, including Japan and India.

We believe that our existing facilities are adequate for our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

Information with respect to this item may be found in Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Exemptions from Certain Nasdaq Corporate Governance Rules

Section 4350(a)(1) of the Nasdaq Stock Market, LLC. Marketplace Rules permit Nasdaq to provide exemptions from the Nasdaq corporate governance standards to a foreign issuer when those standards are contrary to a law, rule or regulation of any public authority exercising jurisdiction over the issuer or contrary to generally accepted business practices in the issuer’s country of domicile. In connection with our June 1994 initial public offering in the United States, Nasdaq granted us an exemption from compliance with Section 4350(f) of the Marketplace Rules, which require issuers to provide for a quorum of not less than 33 1/3% of the issuer’s outstanding shares. We obtained the exemption as our quorum requirements comply with French law and are consistent with the practices of public companies domiciled in France.

Pursuant to the requirements of the French Commercial Code and generally accepted business practices in France, our bylaws provide that the presence in person or by proxy or by any means of telecommunications of shareholders holding not less than 20%, in the case of an ordinary general meeting, or 25%, in the case of an extraordinary general meeting, of the shares entitled to vote is necessary for a quorum on first call. If a quorum is not present, then the meeting is postponed. There is no quorum requirement in the case of a reconvened ordinary general meeting; however, the presence in person or by proxy or by any means of telecommunications of shareholders holding not less than 20% of the shares entitled to vote is necessary for a quorum in the case of a reconvened extraordinary general meeting. At an ordinary general meeting, a simple majority of the votes cast is required to pass a resolution. At an extraordinary general meeting, a two-thirds majority of the votes cast is required. A simple majority of shareholders’ vote present may pass a resolution concerning a capital increase by incorporation of reserves, profits or premiums at an extraordinary general meeting. However, a unanimous vote is required to increase the liabilities of shareholders. Abstention by those present or represented by proxy is deemed a vote against the resolution submitted to a vote.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

U.S. Market Information

We sponsor a program that provides for the trading of our ordinary shares in the United States in the form of ADSs. Each ADS represents one ordinary share placed on deposit with The Bank of New York, as Depositary, and is issued and delivered by the Depositary through its principal office in New York City at 101 Barclay Street, New York, New York, 10286. Under the terms of our deposit agreement with the Depositary, the ordinary shares corresponding to the outstanding ADSs are deposited on the custody account of the Depositary with BNP Paribas Securities Services, as Custodian, or any successor or successors to such Custodian. Our ADSs have been quoted on the Nasdaq Global Select Market since September 1994 under the symbol “BOBJ.”

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

Prior to any transfer of securities held in registered form on Eurolist by Euronext, the securities must be converted into bearer form and accordingly inscribed in an account maintained by an accredited intermediary with Euroclear France S.A., a registered clearing agency. Transactions in securities are initiated by the owner giving instructions (through an agent, if appropriate) to the relevant accredited intermediary. Trades of securities listed on Eurolist by Euronext are cleared by LSH Clearnet S.A. via Clearing 21 and settled by Euroclear France S.A. using a continuous net settlement system. A fee or a commission is payable to the broker-dealer or other agent involved in the transaction.

High and Low Price Ranges

The following table sets forth the range of quarterly high and low closing sales prices in U.S. dollars for our ADSs on the Nasdaq Global Select Market and in euros for our ordinary shares on the Eurolist by Euronext (or its predecessor) for each quarterly period within the two most recent fiscal years.

			Price per Ordinary
	Price per ADS		Share
	High	Low	High	Low

2006:
Fourth Quarter	$40.58	$33.37	€30.43	€26.20
Third Quarter	$34.54	$19.21	€26.97	€15.31
Second Quarter	$37.74	$24.90	€30.71	€20.14
First Quarter	$43.32	$35.48	€35.45	€29.68
2005:
Fourth Quarter	$41.50	$32.82	€34.78	€27.60
Third Quarter	$36.09	$26.30	€29.03	€22.08
Second Quarter	$28.79	$25.23	€23.45	€19.57
First Quarter	$28.07	$22.49	€21.42	€17.05

As of December 31, 2006, there were 97,424,988 ordinary shares of €0.10 nominal value issued, including 205,473 treasury shares (of which 80,775 ADSs are owned by the Business Objects Employee Benefit Sub-Plan Trust and 124,698 shares are directly owned by the Company), 1,874,600 ADSs held by Business Objects Option LLC and 412,910 shares held in the Employee Benefit Sub-Plan Trust. Of these 97,424,988 issued shares, 61,307,474 are ADSs. Of these issued shares, there were 94,932,005 ordinary shares outstanding (including 58,939,189 ADSs). Of the number of issued shares, 1,874,600 represented shares issued by us on December 11, 2003 to Business Objects Option LLC, our indirectly, wholly owned subsidiary. These shares represent shares issuable upon exercise of the stock options held by former optionees of Crystal Decisions, SRC and Infommersion. As Business Objects Option LLC is an indirect, wholly owned subsidiary of Business Objects, the shares are not deemed to be outstanding and are not entitled to voting rights. In the event any such shares are not deemed to satisfy obligations under stock options, such as if stock options expire prior to exercise, Business Objects may cause such shares to be sold in the market or be used for other corporate purposes. These shares are not considered outstanding until such time as the option holders exercise the stock options. At January 31, 2007, there were 158 shareholders of record holding our ordinary shares registered by our French Depositary, BNP Paribas and 111 shareholders of record holding ADSs registered by our U.S. Depositary, The Bank of New York. The number of shareholders of record does not include stock held in street name, which represents the majority of our shareholders.

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

Performance Graph

The following graph sets forth Business Objects’ total cumulative shareholder return as compared to the Hemscott Group Index and the Nasdaq Market Index, which includes application software companies. The total shareholder return assumes $100 invested on January 1, 2002 in shares of the Company, the Hemscott Group Index and the Nasdaq Market Index. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG BUSINESS OBJECTS S.A.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

	2001	2002	2003	2004	2005	2006
Business Objects S.A.	100.00	44.38	102.6	74.97	119.56	116.72
Hemscott Group Index	100.00	71.33	87.93	93.85	93.23	109.75
NASDAQ Market Index	100.00	69.75	104.88	113.7	116.19	128.12

Purchase of Equity Securities by the Issuer

During 2006, we did not repurchase any of our ordinary shares or ADSs. As of January 31, 2007, we held 208,427 treasury shares, of which 83,729 shares are owned by the Business Objects Employee Benefit Sub-Plan Trust, and an aggregate of 7,132,917 ordinary shares and ADSs were eligible for repurchase under our approved stock repurchase program. Pursuant to French law, we are required to cancel any ordinary shares or ADSs in excess of the amount approved by our shareholders.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and December 31, 2005 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We have not declared or distributed any cash dividends on our ordinary shares or ADSs. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2006(1)	2005	2004	2003(2)	2002
	(In thousands, except per ordinary share and ADS data)

Statement of Income Data
Revenues:
Net license fees	$560,231	$515,637	$473,373	$275,261	$243,955
Services	693,529	561,514	452,258	285,564	210,844

Total revenues	1,253,760	1,077,151	925,631	560,825	454,799
Cost of revenues:
Net license fees	41,030	29,715	28,272	5,951	3,102
Services	264,115	216,626	172,133	89,005	71,489

Total cost of revenues	305,145	246,341	200,405	94,956	74,591

Gross profit	948,615	830,810	725,226	465,869	380,208
Operating expenses:
Sales and marketing	505,613	434,432	406,796	250,870	222,243
Research and development	195,047	162,540	150,562	95,399	74,991
General and administrative	123,090	97,910	83,947	44,655	29,387
Acquired in-process research and development	7,030	3,584	—	27,966	2,000
Restructuring costs	—	150	2,169	7,782	3,871

Total operating expenses	830,780	698,616	643,474	426,672	332,492

Income from operations	117,835	132,194	81,752	39,197	47,716
Interest and other income (expense), net	13,786	14,304	(4,220)	14,334	18,959

Income before provision for income taxes	131,621	146,498	77,532	53,531	66,675
Provision for income taxes	(56,257)	(53,873)	(30,409)	(30,969)	(26,095)

Net income	$75,364	$92,625	$47,123	$22,562	$40,580

Basic net income per ordinary share and ADS	$0.81	$1.02	$0.53	$0.35	$0.66

Diluted net income per ordinary share and ADS	$0.79	$1.00	$0.52	$0.34	$0.63

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	93,552	90,405	88,748	64,584	61,888

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	95,368	93,036	91,077	66,168	63,933

	December 31,
	2006	2005	2004	2003(2)	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$566,656	$380,443	$311,359	$257,955	$301,509
Total Assets	2,494,990	2,123,358	1,922,928	1,775,062	551,808
Working capital	301,492	195,199	112,844	49,513	225,513
Long-term liabilities	29,100	29,360	20,363	4,950	17,441

(1)	Costs and expenses for 2006 include stock-based compensation expense recorded in accordance with FAS 123R. We elected to adopt the standard using the modified prospective method. See Notes 1 and 8 to the Consolidated Financial Statements for additional information.

(2)	We acquired Crystal Decisions on December 11, 2003 for a total purchase price of approximately $1.2 billion. The purchase price consisted of the payment of $307.6 million in cash to former shareholders of Crystal Decisions, which was paid out of general cash reserves, and the issue of 23.3 million ADSs. We acquired the fair value of the net tangible and intangible assets on purchase, including $978.0 million of goodwill and $142.7 million of amortizable intangible assets. The statement of income for 2003 includes the revenues and expenses of Crystal Decisions for the 20 days ended December 31, 2003. Our acquisition of Crystal Decisions had a $38.0 million negative impact on operating income for 2003 due to the $28.0 million write-off of acquired in-process research and development, $2.2 million in amortization of acquired intangible assets and deferred stock-based compensation expense, $7.5 million in integration related costs and $7.8 million in restructuring costs. These costs were partially offset by the $7.4 million of operating income earned by Crystal Decisions during the 20 days in 2003 that we operated as a combined company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Business Objects and our industry. These forward-looking statements involve risks and uncertainties. Business Objects’ actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in Item 1A of this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. Business Objects undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

Our Business

We are the world’s leading independent provider of business intelligence solutions. We develop, market, and distribute software and provide services that enable organizations to track, understand and manage enterprise performance within and beyond the enterprise. We believe that data provided by the use of a BI solution allows organizations to make better and more informed business decisions. Users can view and interact with key performance indicators in a dashboard, create queries and reports, access catalogs of reports and do simple or complex analysis of data. We have one reportable segment — BI software products.

On December 11, 2003, we acquired Crystal Decisions. Our acquisition of Crystal Decisions did not result in any new reportable segments. In 2005, we acquired SRC, Medience S.A. (“Medience”), and Infommersion, none of which resulted in any new reportable segments. In 2006, we acquired four companies, the most notable being Firstlogic and ALG, none of which resulted in any new reportable segments.

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

Our professional services organization earns revenues by providing consulting services related to planning and executing the deployment of our products. In addition, we provide training to our customers’ employees to enhance their ability to fully utilize the features and functionality of the products purchased.

Costs of Revenues

Our cost of net license fees consists primarily of the amortization of intangible assets. Additional costs include materials, product packaging, distribution costs, related fulfillment personnel and third party royalties. Our cost of services revenues consists primarily of personnel and related overhead costs for technical support, consulting, training, materials delivered with product upgrades and enhancements.

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

In 2006, we began recording non-cash compensation charges to the statement of income in accordance with FAS 123R. FAS 123R requires that all forms of share-based payments to employees be treated the same as other forms of compensation by recognizing the related cost in the statements of income. The adoption of FAS 123R had a material negative impact on our reported operating results for 2006.

Prior to 2006, we recorded non-cash compensation charges to the statement of income in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Key Performance Indicators

	Year Ended December 31,
	2006	2005	2004
	(In millions, except for % and EPS)

Revenues	$1,253.8	$1,077.2	$925.6
Revenues growth	16%	16%	65%
Operating income	$117.8	$132.2	$81.8
Income from operations as a percentage of total revenues	9%	12%	9%
Diluted earnings per share	$0.79	$1.00	$0.52

In 2006, our BusinessObjects XI platform generated $392.1 million in license revenue and was primarily responsible for the 9% increase in license revenue from 2005. Service revenues increased 24% as both the maintenance and consulting revenues increased over 2005. Operating expenses for 2006 were $830.8 million, a 19% increase over 2005. These increased expenses were primarily related to salary and related benefits as we increased our headcount in 2006 by approximately 18%. Additionally, operating expenses increased by $42.1 million due to the adoption of FAS 123R on January 1, 2006. Operating income was $117.8 million in 2006, down $14.4 million or 11% from 2005, which did not include FAS 123R stock based compensation expenses.

In 2005, our BusinessObjects XI platform generated $234.0 million in license revenue and was primarily responsible for the 9% increase in license revenue from 2004. Service revenues increased 24% as both the maintenance and consulting revenues increased over 2004. Operating expenses for 2005 were $698.6 million, a 9% increase over 2004. These increased expenses were primarily related to salary and related benefits as we increased our headcount in 2005 to 4,418 as of December 31, 2005 from 3,834 as of December 31, 2004. Operating income was $132.2 million in 2005, up $50.4 million or 62% over 2004.

New Products

In 2006, Business Objects released a number of new products including products acquired through acquisition now available on the BusinessObjects XI platform.

In February 2006, we announced the availability of BusinessObjects Trade Promotion Effectiveness Analytics, which enables consumer packaged goods (CPG) companies to better measure and manage the performance and return on investment of their trade promotions and spending.

In March 2006, we announced BusinessObjects Oracle E-Business Projects Rapid Mart and Business Objects Salesforce.com Salesforce SFA 6 Rapid Mart, these respectively provide customers of Oracle E-Business applications and Salesforce.com with pre- built data models, transformation logic, and data flows for building a data warehouse from operational data in order to accelerate the deployment of business intelligence,

In April 2006, we announced crystalreports.com, our SaaS offering. Crystalreports.com is a report sharing platform that enables customers to share business information securely through a hosted infrastructure.

In April 2006, we also announced BusinessObjects Incentive Compensation Management (ICM). This application enables companies to link strategic plans to compensation to better align company goals with individual performance.

In May 2006, we released BusinessObjects Crystal Vision and Crystal Vision Server. Crystal Vision, a single user version, and Crystal Vision Server, designed for managed environments, specifically target small and mid-sized customers and include Crystal Live Office to enable access to data in Microsoft Office applications and integration to Crystal Xcelsius, our data visualization solution.

In May 2006, we also delivered BusinessObjects Data Federator XI and BusinessObjects Metadata Manager XI. BusinessObjects Data Federator XI provides customers with a virtual, real-time view of their disparate data sources while BusinessObjects Metadata Manager XI collects and unifies BI, ETL, relational databases, and third-party metadata.

In June 2006, we announced the availability of BusinessObjectstm Activity Based Costing for Healthcare which enables healthcare organizations to identify and analyze trends in key clinical and financial indicators across patient groups.

In July 2006, we launched, BusinessObjects Data Quality XI and BusinessObjects data Insight XI, a suite of capabilities products that advance the data quality solutions acquired from Firstlogic and delivered on the BusinessObjects XI platform.

In August we released BusinessObjects Watchlist Security XI which helps organizations ensure they are not doing business with known terrorists, money launderers and other known criminals, in order to comply with various government regulations, avoid government-imposed penalties and prevent money laundering that funds criminal activity.

In October 2006, we launched BusinessObjectstm Data Quality XI for Siebel Customer Relationship Management Applications, a centralized business rule repository that allows companies to easily create business rules repositories accessible to multiple departments.

Results of Operations

The following table shows each line item on our consolidated statements of income as a percentage of total revenues (as calculated based on amounts per thousands rounded to the nearest percent):

	Year Ended December 31,
	2006(1)	2005	2004

Net License Fees:
Information discovery and delivery (“IDD”)	34%	42%	46%
Enterprise performance management solutions (“EPM”)	6	4	3
Enterprise information management solutions (“EIM”)	5	2	2

Total net license fees	45	48	51
Services revenues:
Maintenance and technical support	40	38	36
Professional services	15	14	13

Total services fees	55	52	49

Total revenues	100	100	100

Cost of net license fees	3	3	3
Cost of services	21	20	19

Total cost of revenues	24	23	22
Gross margin	76	77	78
Operating expenses
Sales and marketing	40	40	44
Research and development	16	15	16
General and administrative	10	10	9
Acquired in-process research and development	1	—	—

Total operating expenses	67	65	69

Income from operations (operating margin)	9	12	9
Interest and other income (expense), net	1	2	(1)

Income before provision for income taxes	10	14	8
Provision for income taxes	(4)	(5)	(3)

Net Income	6%	9%	5%

(1)	Costs and expenses for the year ended December 31, 2006 include stock-based compensation expense recorded in accordance with FAS 123R. See Notes 1 and 8 to the Consolidated Financial Statements for additional information.

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

The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year currency exchange rates (in millions):

	Year Ended December 31,
	2006	2005	2004

Total revenues	$9.9	$4.5	$49.1
Total cost of revenues	3.3	3.4	10.5
Sales and marketing expenses	7.3	7.0	22.3
Research and development expenses	3.0	4.1	11.8
General and administrative expenses	0.7	0.9	3.9

While our exposure is mitigated through offsetting changes in revenues and expenses as well as through our hedging activities, a negative impact on income from operations occurs when more expenses than revenues are recognized in countries where the currency fluctuation is negative against the U.S. dollar. Total revenues were higher by $9.9 million in 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by $14.3 million due to fluctuations in currency exchange rates in 2006. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $4.4 million on income from operations during the period. In 2005, we incurred more expenses than revenues in our Canadian operations which resulted in a negative impact on income from operations of $10.9 million.

In 2004, the substantial changes in currency exchange rates contributed to revenue growth associated purely with the change in currency exchange rates. Concurrently, our expenses, on a converted to U.S. dollars basis, increased with almost an equal and offsetting impact.

Revenues

The following table shows the change in revenues (in millions, except percent change):

	2006	% Change	2005	% Change	2004

Net license fees:
IDD solutions	$427.9	(4)	$447.6	5	$427.2
EPM solutions	78.0	92	40.7	45	28.0
EIM solutions	54.3	98	27.4	51	18.2

Total net license fees	$560.2	9	$515.7	9	$473.4

Services revenues:
Maintenance and technical support	497.4	21	411.7	24	330.7
Professional services	196.2	31	149.8	23	121.5

Total services fees	$693.6	24	$561.5	24	$452.2

Total revenues	$1,253.8	16	$1,077.2	16	$925.6

Net License Fees

We derive the largest portion of our net license fees from our IDD products. We expect that the IDD products will continue to represent the largest portion of our net license fees. In 2006, 2005 and 2004, our IDD products represented 76%, 87% and 90% of total net license fees, respectively. Net license fees increased in 2006 by $44.5 million to $560.2 million from $515.7 million in 2005. IDD license revenues decreased by $19.8 million to $427.9 million in 2006 as growth in new licenses of BusinessObjects XI was impacted by existing customer migrations and declining sales of older versions. The primary reason for the overall license revenues increase was our EPM solutions, and our EIM solutions which generated combined license revenues of $132.3 million in 2006 compared to $68.1 million in 2005. The increase in revenues from our EPM solutions and EIM solutions was partially related to the acquisitions of SRC in August 2005, Firstlogic in April 2006 and ALG in October 2006.

Net license fees increased in 2005 by $42.3 million to $515.7 million from $473.4 million in 2004. The primary reason for this increase was the release of our BusinessObjects XI platform. We began recognizing revenue on this product line in 2005 and it generated $234.0 million, or 45% of license revenues in 2005. Revenues from our acquisitions contributed approximately $8.7 million in total revenue in 2005.

Our net license fees from direct sales were only slightly more than our net license fees from indirect sales. In 2006, direct revenues represented 54% of total net license fees, whereas direct revenues represented 51% in 2005 and 52% in 2004. The primary reason for our indirect sales almost equaling our direct sales is our strong base of independent distributors in addition to channel partner relationships including original equipment manufacturers, value added resellers and system integrators.

We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues are sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or single channel partner represented more than 10% of total revenues during any of the years presented.

Services Revenues

Services revenues increased by $132.1 million, or 24%, to $693.6 million in 2006 from $561.5 million in 2005. Within these totals, maintenance and technical support revenues increased by $85.7 million, or 21%, to $497.4 million in 2006 from $411.7 million in 2005. This increase primarily resulted from the larger number of installed customers, acquisitions and from new maintenance on the growth in license sales in 2006. Professional services increased by $46.4 million, or 31%, to $196.2 million in 2006 from $149.8 in 2005. This increase in our professional services was primarily attributable to continued investment in our professional services teams, acquisitions and expansion of the breadth and depth of solutions we offer our customers.

Services revenues increased in 2005 by $109.3 million, or 24%, to $561.5 million from $452.2 million in 2004. Within this total, maintenance and technical support revenues increased by $81.0 million to $411.7 million in 2005, an increase of 24% from 2004. This increase primarily resulted from the larger number of installed customers and from higher maintenance renewals. Additionally, in 2004, due to our application of business combination accounting rules, we were not able to recognize $28.0 million of maintenance and technical support revenue related to support contracts assumed in the Crystal Decisions business combination. These amounts would have been otherwise recorded by Crystal Decisions in 2004. Professional services and other revenues in 2005 increased by $28.3 million, or 23%, to $149.8 million from $121.5 million in 2004.

As our installed base continues to expand, our services revenues continue to represent a higher percentage of total revenues when compared to net license fees. As a percentage of total revenues, services revenues increased to 55% of total revenues for 2006 as compared to 52% and 49% in 2005 and 2004, respectively.

Geographic Revenues Mix

The following shows the geographic mix of our total revenues by major geographic location in millions of dollars, as a percentage of total revenues and as a percentage change between years:

	2006	% Change	2005	% Change	2004

Americas(1)	$687.5	26	$546.0	20	$453.3
Percent of total revenues	55%		51%		49%
Europe, Middle East and Africa (EMEA)(2)	479.2	6	450.3	13	397.7
Percent of total revenues	38%		42%		43%
Asia Pacific	87.1	8	80.9	8	74.6
Percent of total revenues	7%		7%		8%
Total revenues	$1,253.8		$1,077.2		$925.6

(1)	Includes the following total revenues in the United States: $642.6 million in 2006, $503.8 million in 2005 and $408.7 million in 2004.

(2)	Includes the following total revenues in France: $107.5 million in 2006, $95.2 million in 2005 and $85.9 million in 2004.

Revenues in 2006 increased across each geography when compared to 2005 and increased 16% year over year.

Total revenues from the Americas increased $141.5 million, or 26%, to $687.5 million in 2006 from $546.0 million in 2005. The revenue growth was the result of acquisitions, most notably SRC and Firstlogic, as well as organic growth. The Americas closed 18 license transactions over $1 million in 2006 compared to 21 over $1 million in 2005; however, the total number of license transactions increased 7% in 2006 compared to 2005 and generated a 17% increase in license revenue. The strength in the Americas region was driven by solid and balanced execution in both enterprise accounts and the mid market. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions. In 2006, the Americas generated 55% of our total revenue compared to 51% in 2005 and 49% in 2004.

Total revenues from EMEA increased approximately $28.9 million, or 6%, to $479.2 million in 2006, from $450.3 million in 2005. License revenue in EMEA decreased 3% year over year but benefited from the largest license transaction in our history in the fourth quarter of 2006. One contributing factor to the decrease in license revenue year over year is that for the first half of 2006, customers were focused on the migration to our newer BI platform products. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions.

Total revenues from Asia Pacific increased $6.2 million, or 8%, to $87.1 million in 2006, from $80.9 million in 2005. The revenue increase resulted from better business execution by the new Asia Pacific management team put in place earlier this year. Asia Pacific had 2 license transactions over $1 million during 2006 compared to 1 license transaction over $1 million in 2005.

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

Asia Pacific, including Japan, revenues increased 8% in 2005 when compared to 2004

Cost of Revenues

The following shows the cost of revenues by type in millions of dollars and as a percentage change between years:

	2006	% Change	2005	% Change	2004
		(In millions, except percent change)

Cost of net license fees	$41.0	38	$29.7	5	$28.3
Cost of services	264.1	22	216.6	26	172.1

Total cost of revenues	$305.1	24	$246.3	23	$200.4

The total cost of revenues, as a percentage of total revenues, increased 1% in both 2006 and 2005. The increase in cost of revenues, as a percentage of total revenues, was primarily attributed to the mix of license and services revenues. Services revenues, which have a lower gross margin when compared to license revenues, increased 3% to 55% of total revenues in 2006 when compared to 2005 and increased 3% to 52% of total revenues in 2005 when compared to 2004.

Cost of net license fees.  Cost of net license fees in 2006 increased by $11.3 million from 2005, and increased by $1.4 million in 2005 from 2004. In 2006, 2005 and 2004, $30.1 million, $22.0 million and $18.4 million, respectively, of the cost of net license fees related to the amortization of developed technology. The remaining costs of net license fees related to costs associated with shipping our products worldwide and royalties paid to third parties. Gross margins on net license fees were 93%, 94% and 94% for 2006, 2005 and 2004, respectively. The decrease in gross margin in 2006 primarily resulted from increased amortization expense of $8.1 million related to the developed technology acquired in the acquisitions of SRC, Infommersion and Medience in 2005 and our acquisitions of Firstlogic and ALG in 2006. To a lesser extent, the cost of net license fees increased due to third party royalties related to newly acquired technology from SRC and Firstlogic that is embedded in our products.

Cost of services revenues.  Cost of services revenues increased $47.5 million, or 22%, to $264.1 million in 2006 from $216.6 million in 2005. This increase related primarily to $32.6 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions and from merit increases. Other components of the increased cost of services revenues was $6.7 million in increased facility and information technology costs and $4.6 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006.

Cost of services revenues in 2005 increased $44.5 million, or 26% to $216.6 from $172.1 million in 2004. The increase in 2005 was primarily due to headcount related costs associated with the growth in our professional services business across all geographies.

Gross margins on services revenues were 62% in 2006, 61% in 2005 and 62% in 2004. These margins have remained relatively constant as service revenues have increased proportionately with our increased investments in service infrastructure.

Operating Expenses

Summary

Income from operations decreased to 9% of total revenues in 2006 from 12% in 2005 and 9% in 2004. The decrease in operating margin in 2006 was primarily driven by a 1% decrease in gross margin and approximately $42.1 million, or 3% of revenues, in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006. The increase in operating margin in 2005 was primarily driven by sales of licenses for our BusinessObjects XI product family.

The following shows operating expenses in millions of dollars, and as a percentage change between years:

	For the Year Ended December 31,
	2006	% change	2005	% change	2004

Operating expenses:
Sales and marketing	$505.6	16%	$434.4	7%	$406.8
Research and development	195.1	20%	162.5	8%	150.6
General and administrative	123.1	26%	97.9	17%	83.9
Other	7.0	84%	3.8	73%	2.2

Total operating expenses	$830.8	19%	$698.6	9%	$643.5

Sales and Marketing Expenses

Sales and marketing expenses increased by $71.2 million, or 16%, to $505.6 million in 2006 from $434.4 million in 2005. Sales and marketing expenses as a percentage of total revenues remained unchanged at 40% in 2006 when compared to 2005. The $71.2 million increase related primarily to $44.9 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions, merit increases and increased commissions, $13.6 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006, $7.0 million in advertising and campaign costs, $2.1 million in recruiting fees and $1.8 million in increased information technology and facility costs. These increases were partially offset by a decrease of $2.1 million in seminar and event expenses.

Sales and marketing expenses increased by $27.6 million, or 7%, to $434.4 million in 2005 from $406.8 million in 2004. Sales and marketing expenses as a percentage of total revenues decreased to 40% in 2005 when compared to 44% in 2004. The increase in expenses was primarily due to increased employee expenses and related benefit costs attributable to headcount increases. Sales and marketing headcount increased by 291 employees during 2005 through both internal growth and the SRC and Infommersion acquisitions. Additionally, increased advertising costs directly related to the SRC and Infommersion acquisitions, the advertising campaigns for Business Objects XI and Crystal Xcelsius, and increased information technology and facility costs contributed to the increase in 2005.

Research and Development Expenses

Research and development expenses increased by $32.6 million, or 20%, to $195.1 million in 2006 from $162.5 million in 2005. The majority of research and development expenses relate to employee compensation. Research and development expenses as a percentage of total revenues increased 1% to 16% in 2006 when compared to 2005. The $32.6 million increase related primarily to $27.7 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions and merit increases, $5.9 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006 and $5.0 million in increased information technology and facility costs. These increases were partially offset by a decrease in professional fees of $8.0 million due to the termination of various outsourcing contracts and lower localization expenses.

Research and development expenses in 2005 increased by $11.9 million, or 8%, to $162.5 million from $150.6 million in 2004. The increase in 2005 compared to 2004 was primarily due to increased employee expenses and related benefit costs attributable to headcount increases. Research and development headcount increased by 37 employees during 2005 through internal growth and the SRC, Medience and Infommersion acquisitions. Additionally, translation costs in connection with the launch of BusinessObjects XI release 2 and increased information technology and facility costs also contributed to the increase in 2005.

General and Administrative Expenses

General and administrative expenses increased by $25.2 million, or 26%, to $123.1 million in 2006 from $97.9 million in 2005. The $25.2 million increase related primarily to $17.7 million in incremental stock based compensation costs due to the adoption of FAS 123R on January 1, 2006, $13.7 million in employee salary and related benefit costs that were attributable to merit increases and increased headcount, $2.9 million in outside services and $1.7 million of recruiting fees. These increases were partially offset by a decrease in information technology and facility costs of $13.6 million.

General and administrative expenses in 2005 increased by $14.0 million, or 17%, to $97.9 million from $83.9 million in 2004. General and administrative expenses as a percentage of revenues remained constant at 9% for both 2005 and 2004. The $14.0 million increase in 2005 was primarily the result of additional headcount and related benefit costs, including the acquisitions of SRC and Infommersion, and temporary personnel for information technology projects. To a lesser extent, increased building costs and litigation expenses when compared to 2004, also contributed to the increased general and administrative expenses for 2005. These increases were partially offset by decreases in bad debt expense and facilities and information technology allocation costs. The decrease in bad debt expense was primarily attributable to collections during 2005 of older accounts receivable balances that were reserved as uncollectible in prior periods.

Other Expenses

Other expenses consist of acquired in-process research and development that was expensed immediately after the related acquisition and certain restructuring expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was composed of the following:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Interest income, net	$15.2	$8.6	$3.7
Patent infringement settlement income, net of litigation expenses	—	—	3.5
Foreign currency exchange gains (losses)	(1.8)	5.9	(11.6)
Other income, net	0.4	(0.2)	0.2

Interest and other income (expense), net	$13.8	$14.3	$(4.2)

Net interest income.  Net interest income increased $6.6 million, or 77%, to $15.2 in 2006 when compared to $8.6 million in 2005. Net interest income increased $4.9 million, or 132%, to $8.6 million in 2005 from $3.7 million in 2004. These increases resulted from higher cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we may also invest in short-term investments that typically yield greater rates of return.

Patent infringement settlement income.  A settlement was reached in 2002 in a patent infringement lawsuit we filed against Cognos Inc. (“Cognos”), which required Cognos to pay us a total of $24.0 million in exchange for rights to our technology under U.S. Patent No. 5,555,403 with the first $10.0 million installments paid in June 2002, net of $3.1 million of related litigation costs. The remaining balance represented Cognos’ future use of our patented technology and was paid in eight quarterly installments of $1.75 million which commenced during the quarter ended September 30, 2002 and concluded in the quarter ended June 30, 2004.

Foreign currency exchange gains (losses).  In 2006, we recognized $1.8 million of net foreign currency exchange losses primarily related to the revaluation of assets and inter-company balances. These revaluations resulted in losses primarily due to the U.S. dollar losing approximately 11% against the euro during 2006. During 2005, we recognized $5.9 million of net foreign currency exchange gains primarily due to (i) our U.S. entity purchased euros and Canadian dollars to settle intercompany transactions at a time when the U.S. dollar had strengthened against the euro and the Canadian dollars, (ii) our Irish entity purchased Canadian dollars to settle intercompany balances at a time when the Canadian dollar had weakened against the euro, and (iii) transactions by our Irish entity which were impacted by the continued strength of the U.S. dollar primarily from cash transactions, the revaluation of certain receivables and unhedged intercompany loans.

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

Income Taxes

Our effective tax rate was 43% in 2006, 37% in 2005 and 39% in 2004.

During 2006, 2005, and 2004, our effective tax rate was negatively impacted by $12.4 million $12.5 million and $11.8 million, respectively, of net tax expense resulting from our transfer of intercompany intellectual property rights (“IP”) from our various subsidiaries and corporate parent to our Irish entity. The tax expense from the IP transfer is being amortized to income tax expense for book purposes on a straight-line basis over a five-year period that began in 2004. Overall, our effective tax rate increased in 2006 over 2005 primarily due to a decrease in earnings taxed below the French tax rate and the adoption of FAS 123R that resulted in non-deductible FAS 123R expense. Our effective rate decreased in 2005 over 2004 due to an increase in earnings taxed below the French tax rate and an increase in our research and development tax credits.

Based on our forecasts and current operating trends, we believe that our existing levels of pre-tax earnings for financial reporting purposes are sufficient to realize our deferred tax assets, except those related to acquired losses subject to limitations. At December 31, 2006, the valuation allowance was $13.5 million, an increase of $0.2 million from 2005. The valuation allowance placed on acquired net operating losses will result in a tax benefit that will be allocated to goodwill and other identifiable intangible assets, rather than tax expense, when subsequently recognized.

At December 31, 2006, we had U.S. federal and state net operating loss carryforwards of approximately $60.2 million and $11.6 million, respectively. These net operating loss carryforwards will expire in various years through 2022 if not utilized. As of December 31, 2006, we had alternative minimum tax credit carry forwards of $3.2 million, which may be carried forward indefinitely. We also had research and experimentation credit carryforwards of approximately $4.2 million for US federal income tax purposes as of December 31, 2006 that expire in various years through 2026.

At December 31, 2006, we had not recognized a deferred tax liability on the undistributed earnings of certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries might impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Liquidity and Capital Resources

Liquidity

The following shows working capital, cash and cash equivalents and cash flows in millions of dollars, and as a percentage change between years:

	As of and for the Year Ended December 31,
	2006	Change	2005	Change	2004

Working capital	$301.5	54%	$195.2	73%	$112.8
Cash and cash equivalents	$506.8	52%	$332.8	13%	$293.5
Cash provided by operating activities	$260.8	60%	$162.7	85%	$88.1
Cash used for investing activities	$(167.4)	3%	$(172.9)	509%	$(28.4)
Cash provided by financing activities	$61.7	16%	$53.1	13,175%	$0.4

Working capital.  Our working capital increased in both 2006 and 2005 as our cash and cash equivalents continue to increase. Our principal source of liquidity has been our operating cash flow and funds provided by stock option exercises. For all periods presented our operations have funded themselves and we have used our cash resources to finance business acquisitions. In 2006, we used $125.1 million (net of acquired cash) to pay for our acquisitions and, in 2005, we used $128.8 million (net of acquired cash) to pay for our acquisitions.

Cash and cash equivalents.  Cash and cash equivalents totaled $506.8 million at December 31, 2006, an increase of $174.0 million from December 31, 2005. This balance excluded $54.1 million in restricted cash and $5.7 million in short-term investments. Cash and cash equivalents totaled $332.8 million at December 31, 2005, an increase of $39.3 million from December 31, 2004. This balance excluded $43.0 million in restricted cash and $4.7 million in short-term investments.

Operating Activities.  Our largest source of operating cash flows is cash collections from our customers following the sale of software licenses and related services. Payments from customers for software license updates and product support are generally received at the beginning of the contract term, which is generally one year in length. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes and facility costs.

Cash flows from operating activities increased in 2006, when compared to 2005, despite a lower net income. This resulted primarily from a significant increase in non-cash stock based compensation expense due to the adoption of FAS 123R on January 1, 2006 and increases in deferred revenue. These increases were partially offset by an increase in our accounts receivables. Days sales outstanding increased to 81 days at December 31, 2006 from 79 days at December 31, 2005.

Cash flows from operating activities increased in 2005, when compared to 2004, due to higher net income, excluding non-cash charges, and increases in deferred revenues. These increases were partially offset by increases in our accounts receivable and prepaid assets. Days sales outstanding decreased to 79 days at December 31, 2005 from 84 days at December 31, 2004. The decrease was due to increased collection efforts.

Investing Activities.  Cash flows from investing activities primarily relates to acquisitions and investments in property and equipment (including information systems) needed to support our growth.

Net cash used in investing activities of $167.4 million during 2006 primarily related to the acquisitions of Firstlogic ($55.5 million in cash, net of acquired cash) and ALG ($54.8 million in cash, net of acquired cash) and, to a lesser extent, to the purchase of computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements.

Net cash used in investing activities of $172.9 million during 2005 primarily related to the acquisitions of SRC ($85.2 million in cash, net of acquired cash), Medience ($10.6 million in cash, net of acquired cash) and Infommersion ($33.0 million in cash, net of acquired cash) and, to a lesser extent, to the purchase of property and equipment.

Financing Activities.  Cash flows from financing activities primarily related to inflows from the exercises of options under our stock option plan, the exercise of warrants and the issuance of shares under our employee stock purchase plans and outflows related to the repurchase of common stock.

During 2006, cash provided by financing activities consisted primarily of $54.2 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans.

During 2005, cash provided by financing activities consisted of $53.1 million from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. The net cash and cash equivalents provided by financing activities for 2004, resulted from $40.6 million in cash received from the exercise of options under our stock option plans and the issuance of shares under our employee stock purchase plans. This inflow was mostly offset by the use of cash of $40.2 million for the repurchase of 2.0 million of our ordinary shares at a weighted average price of €16.71.

Pursuant to and subject to the limits of shareholder and board approval, we may purchase additional shares in the future.

Dividends

We are required to maintain a legal reserve equal to 10% of the aggregate nominal value of our issued share capital. This legal reserve is funded by the transfer of at least 5% of our net income per year to such legal reserve, until the reserve equals 10% of the aggregate nominal value of issued share capital. The legal reserve balance was $1.3 million and $1.1 million as of December 31, 2006 and 2005, respectively, and represents a component of retained earnings in the balance sheet. The legal reserve is distributable only upon our liquidation. Our bylaws also provide that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the ordinary general meeting of shareholders. We currently do not have any special purpose reserves.

We have never distributed dividends and we currently intend to retain our earnings to finance future growth and therefore, do not anticipate paying any cash dividends on our ordinary shares or ADSs in the foreseeable future.

Future Liquidity Requirements

Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, stock repurchase program, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances. In order to provide flexibility to obtain cash on a short-term basis, we entered into a new unsecured credit facility in March 2006, which was originally scheduled to terminate in February 2007 but the maturity date has been extended to May 31, 2007, with the same financial institution as our December 2004 credit facility. The terms of the March 2006 credit facility are similar to the December 2004 credit facility. The March 2006 credit facility provides for up to €100 million (approximately $132 million using the exchange rate as of December 31, 2006), which can be drawn in euros, U.S. dollars or Canadian dollars. The March 2006 credit facility consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The March 2006 credit facility restricts certain of our activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At December 31, 2006, no balance was outstanding under this line of credit.

We currently anticipate that our capital expenditures for 2007 will be approximately $44.0 million as we continue to invest in our information technology systems, including purchases of hardware, and continue to build out our facilities worldwide. We anticipate paying for these capital expenditures with cash on hand.

On June 7, 2006, the shareholders approved a share repurchase program under which our Board of Directors are authorized to purchase shares for a maximum of 10% of our share capital, at a maximum purchase price of €43.00 per share (excluding costs) or its U.S. dollar equivalent. The maximum amount of funds dedicated to the share repurchase program cannot exceed €250.0 million or its U.S. dollar equivalent. The authorization specified that the total number of treasury shares shall not exceed 10% of our issued share capital. This authorization, which superseded the authorization approved by our shareholders on June 14, 2005, is valid for 18 months and will expire on December 6, 2007.

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

The following table summarizes our contractual obligations as of December 31, 2006 (in millions):

	Payments Due by Period
		Within			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Operating leases	$271.0	$48.4	$84.3	$70.3	$68.0
Escrows Payable	42.2	34.5	7.7	—	—
Statutory French Profit Sharing Plan	6.8	6.8	—	—	—

Total contractual cash obligations	$320.0	$89.7	$92.0	$70.3	$68.0

Other than the lease commitments and line of credit discussed above, we do not have commercial commitments under lines of credit, standby repurchase obligations or other such debt arrangements. We do not have any material noncancelable purchase commitments as of December 31, 2006.

Operating Leases

We lease office space in San Jose, California, Vancouver, Canada and Levallois-Perret, France as well as locations elsewhere. Operating lease amounts include future minimum lease payments, net of sub-lease income, under all our noncancelable operating leases with an annual term in excess of one year.

Escrows Payable

As required by the merger agreements related to our acquisitions in 2006 and prior, certain amounts were placed in escrow until they are due.

Statutory French Profit Sharing Plan

French corporate law requires us to provide for and contribute to a Legal Profit Sharing Plan (the “Legal Plan”) for substantially all of the employees of our French entity. Contributions under the Legal Plan are based on a formula prescribed by French law and are based on the achievement of certain goals established by our Board of Directors. In addition, employees of our French entity may receive contributions from a separate statutory profit sharing plan we sponsor. Contributions made under this separate statutory plan are reduced by contributions required to be made under the Legal Plan. See Note 9 to our consolidated financial statements for additional information.

Guarantees

Guarantor’s Accounting for Guarantees.  From time to time, we enter into certain types of contracts that require us to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors and employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their duties to us; and (iii) agreements under which we indemnify customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, we have not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on our balance sheets as of December 31, 2006 or December 31, 2005. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.

On August 30, 2006, we entered into an agreement with a bank to guarantee the obligations of certain of our subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owed by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, we amended the guarantee to include all of our subsidiaries. At December 31, 2006, there were three forward contracts with this bank under this guarantee in the aggregate notional amount of $26.6 million. In addition, there were four option contracts with this bank under this guarantee in the aggregate notional amount of $12.4 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at December 31, 2006.

We entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At December 31, 2006, there were three option contracts with the bank under this guarantee in the aggregate notional amount of $11.2 million. In addition, there were nine forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $66.1 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at December 31, 2006.

As approved by Board of Directors resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements with a bank. At December 31, 2006 there were no liabilities due under this arrangement.

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

Other Liabilities and Other Claims.  We are responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, we measured the fair value of these obligations at period end. The balance of the liability related to the restoration of leased premises that qualify as operating leases was not material for either 2006 or 2005.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of either December 31, 2006 or 2005. In accordance with FAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”), our French pension plan, which is managed by a third party, is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” employers are not required to apply the interpretation provisions of FIN 46 to their employee benefit plans that are accounted for under FAS 87. We have not provided the full disclosure under

FAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefit — An Amendment of FAS Statements No. 87, 88, and 106” as this plan is not material to our operations.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. We are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

•	Business combinations;

•	Impairment of goodwill, intangible assets and long-lived assets;

•	Contingencies and litigation;

•	Accounting for income taxes; and

•	Stock-based compensation

We have reviewed these critical estimates with our Audit Committee.

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

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill is not amortized, but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore could have a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results that are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write-downs of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the reporting unit level (the “Reporting Unit”) at least annually and more frequently if events merit. We perform this test in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). We have determined that we have only one reportable segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

We assess impairment of long-lived assets in accordance with FAS No. 144, “Impairment of Long-Lived Assets” (“FAS 144”) and test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

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

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of FAS 123R, which requires the recognition of stock-based compensation expense for the fair value of equity awards. We elected to use the modified prospective approach allowed by FAS 123R. The impact of stock-based compensation expense recognized under FAS 123R in 2006 associated with grants made through December 31, 2006 was $49.0 million on income before income taxes and $43.3 million on net income. The impact on basic and diluted net income per share was $0.46 and $0.45, respectively, for 2006. As of December 31, 2006, total compensation cost related to unvested awards expected to vest but not yet recognized was $78 million, which is expected to be recognized over a weighted average period of 2.49 years.

In connection with its adoption of FAS No. 123R, we elected to use the alternative transition method (also known as the “short-cut” method) to calculate our historical pool of windfall tax benefits as allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The alternative transition method allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”), which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized subsequent to the adoption of SFAS 123(R).

Until the adoption of FAS 123R, we accounted for stock-based compensation plans under the intrinsic value method of accounting defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. In addition, we followed the provisions of FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123” (“FAS 148”), and disclosed the effects in annual and interim financial statements on reported net income (loss) and net income (loss) per share, as if the fair-value based method had been applied in measuring stock-based compensation expense.

Through the end of 2004, we estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes model. On January 1, 2005, we changed to a binomial-lattice model to value our stock options and warrants for all grants issued after that date.

The use of a binomial-lattice model requires the use of actual employee exercise behavior data and the use of assumptions, including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in 2006, and the related weighted average fair values and weighted average expected lives.

	For the Fiscal Year Ended December 31, 2006
	Warrants	Stock Options	RSUs	IESPP	ESPP

Expected volatility	49%	48%	N/A	40%	N/A
Risk-free interest rate(1)	3.86%	3.73%	N/A	3.05%	N/A
Turnover rate
France	N/A	12%	N/A	N/A	N/A
Officers/Directors	—	14%	14%	11%	N/A
Rest of the world	N/A	20%	20%	11%	N/A
Dividends	—	—	N/A	—	N/A
Weighted average fair value in $	12.51	13.16	30.46	9.23	7.01
Expected life (years)	5.28	4.63	1.81	0.50	N/A

(1)	We used five to seven years IBoxx Eurozone interest rates for the stock options and warrants with exercise prices denominated in Euro granted to French employees and Directors, and three to five years IBoxx Eurozone interest rates for the options with exercise prices denominated in Euro granted to rest of the world. We used Euribor six month interest rates for the IESPP with a subscription price denominated in Euro.

As part of the FAS 123R adoption, we re-evaluated our assumptions used for the expected volatility. Based on the results of the analysis, we determined that it was more appropriate to allocate a 75% weight to the historical volatility and a 25% weight to the implied volatility. Prior to January 1, 2006, we used an 82% weight for historical stock price volatility and an 18% weight for implied volatility.

The risk-free interest rate assumption was based upon observed interest rates appropriate for the term and currency of our employee stock options. The turnover rate was based on our historical data and was applied to determine the number of awards expected to vest during the first year cliff vesting. The dividend yield assumption was based on our history and expectation of dividend payouts. The expected life of employee stock options represented the weighted average period the stock options are expected to remain outstanding and was a derived output of the binomial-lattice model.

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

Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We expect to have the following impact on our financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities in a range between $5 million to $20 million. This will be reported as an adjustment to the opening balance of retained earnings. We expect an increase in the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, currency exchange rates and changes to either forward or option contracts related to hedging activities.

Interest Rate Risk

At December 31, 2006 and 2005, we held no short-term investments, other than those assets classified in a rabbi trust for our U.S. deferred compensation plan. Our cash and cash equivalents were $506.8 million and $332.8 million at December 31, 2006 and 2005, respectively, which approximated fair value. For 2006 and 2005, our exposure to market rate risk was limited to changes in interest rates over time. Declines in interest rates will reduce our interest income given the same level of cash. We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments for our cash and cash equivalent balances, or any short-term investments that we may purchase in the future. Neither the balance of our cash and cash equivalents nor future interest rates is predictable; however, we believe that changes in interest rates in the future will not have a material impact on our operations. Therefore, we have not included quantitative tabular disclosure in this Form 10-K.

Trading Securities

We do not issue financial instruments for trading purposes. We do hold certain short-term investments in the form of a rabbi trust which are supported by insurance dedicated mutual funds associated with our U.S. deferred compensation plan. The participants of our U.S. deferred compensation plan, and not Business Objects, make the decisions as to which funds support the asset recorded on our balance sheet. At December 31, 2006 and 2005, short-term investments held in the rabbi trust were $5.7 million and $4.7 million, respectively. The change in the balance of the asset is the result of additional contributions made by employees impacted by increases or decreases in the value of the mutual funds, which we cannot control. Given the nature of the balance we cannot manage this risk; however, we do monitor the difference between the asset and the related liability to ensure it is at an acceptable level. The current liability payable under the U.S. deferred compensation plan is in excess of the short-term investments balance by approximately $1.2 million which represents the unfunded portion of the liability and the amount which we would be required to pay over-and-above the value of the assets if all employees opted out of the U.S. deferred compensation plan. We cannot determine if and when employees will withdraw their contributions from the plan; however, we believe that normal payments against the liability will not have a material impact on our operations.

Foreign Exchange Risk

We conduct a significant portion of our business in currencies other than the U.S. dollar, the currency in which we report our financial statements. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the U.S. GAAP applicable balance sheet date and any resulting translation adjustments are included as an adjustment to shareholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from transactions in local currencies are included in net income. We incur a significant portion of our expenses in

Canadian dollars without significant offsetting revenues in Canadian dollars. As a result of transacting in multiple currencies and reporting our financial statements in U.S. dollars, our operating results have been in certain years in the past and may be in the future, adversely impacted by currency exchange rate fluctuations.

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

Derivatives Risk

We conduct business globally in several currencies and as such, we are exposed to adverse movements in foreign currency exchange rates. We use derivative instruments to manage certain of these risks in accordance with the objectives of reducing earnings volatility (due to movements in the foreign currency markets) and to manage exposures related to foreign currency denominated assets and liabilities. We minimize credit risk by limiting our counterparties to major financial institutions.

We enter into foreign exchange forward contracts to reduce short-term effects of foreign currency fluctuations on certain foreign currency intercompany obligations and net U.S. dollar positions recorded on the books of our Irish subsidiary. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations and net U.S. dollar positions. These gains and losses are recognized in earnings as they do not qualify for hedge accounting. During 2005 and 2006, a number of contracts were settled. In 2006, these settlements resulted in the net inflow of $1.4 million of cash, resulting in the increase of the cumulative mark-to-market balance of the forward contracts. In 2005, these settlements resulted in the net outflow of $6.3 million of cash, resulting in the reduction of the cumulative mark-to-market balance of the forward contracts. Certain of these contracts were swapped forward.

We also enter into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), we formally document our hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in Accumulated Other Comprehensive Income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At December 31, 2006, the 18 forward and option contracts outstanding all had maturity dates of between January 17, 2007 and October 11, 2007. At December 31, 2006, mark-to-market net losses on the revaluation of these forward and option contracts were recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net losses on the settlement of option contracts were recorded in the statement of income during 2006 but were not material.

At December 31, 2006, we had determined that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.

The following table provides information about our derivative financial instruments outstanding as of December 31, 2006 and December 31, 2005. The table presents the notional amount (at contract exchange rates) and the weighted average contractual foreign currency exchange rates. At December 31, 2006, all contracts are scheduled to mature within one year.

	2006		2005
		Weighted		Weighted
		Average		Average
	Notional	Contract	Notional	Contract
	Amount	Rate (%)	Amount	Rate (%)
	(Notional amounts in millions)

Forward contracts (non-designated derivatives)
U.S. dollars against euros	53.5	1.33	47.0	1.19
British pounds against euros	—	—	9.8	0.69
Hong Kong dollars against euros	6.7	10.04	15.2	9.29
South African rand against euros	2.0	9.01	3.0	7.81
Mexican pesos against euros	15.6	14.33	15.6	13.07
Singapore dollars against euros	4.0	2.01	—	—
Option and forward contracts (designated derivatives)
Canadian dollars against U.S. dollars — options	47.1	1.11	17.0	1.18
Canadian dollars against euros — forwards	32.0	1.42	6.0	1.37

All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets of $0.5 million and other current liabilities in the amount of $2.8 million at December 31, 2006, and in other current assets in the amount of $0.5 million and other current liabilities of $0.2 million at December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

BUSINESS OBJECTS S.A.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Business Objects S.A.

We have audited the accompanying consolidated balance sheets of Business Objects S.A. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Business Objects S.A. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, on January 1, 2006, Business Objects S.A. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Business Objects S.A.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 27, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Business Objects S.A.

We have audited management’s assessment, which is contained in Part I, Item 9A of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control Over Financial Reporting”, that Business Objects S.A. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Business Objects S.A.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of businesses acquired during 2006 including Firstlogic Inc. and Armstrong Laing Group Plc, which are included in the 2006 consolidated financial statements of Business Objects S.A. and constituted less than 2% of total assets (excluding goodwill and intangible assets), as of December 31, 2006 and less than 3% of revenues, for the year then ended. Our audit of internal control over financial reporting of Business Objects S.A. also did not include an evaluation of the internal control over financial reporting of businesses acquired during 2006 including Firstlogic Inc. and Armstrong Laing Group Plc.

In our opinion, management’s assessment that Business Objects S.A. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Business Objects S.A. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Business Objects S.A. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 27, 2007

BUSINESS OBJECTS S.A.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except nominal value per ordinary shares and ADSs)

ASSETS
Current assets:
Cash and cash equivalents	$506,792	$332,777
Restricted cash	42,997	22,157
Short-term investments	5,736	4,651
Accounts receivable, net of allowances of $12,248 and $12,211 as of December 31, 2006 and 2005	334,387	265,672
Deferred tax assets	15,189	13,605
Prepaid and other current assets	59,462	60,880

Total current assets	964,563	699,742
Goodwill	1,266,057	1,166,043
Other intangible assets, net	128,635	110,512
Property and equipment, net	91,091	74,116
Deposits and other assets	20,897	34,945
Long-term restricted cash	11,131	20,858
Long-term deferred tax assets	12,616	17,142

Total assets	$2,494,990	$2,123,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,070	$45,777
Accrued payroll and related expenses	105,967	83,332
Income taxes payable	96,088	79,820
Deferred revenues	283,631	201,788
Other current liabilities	106,776	72,098
Escrows payable	34,539	21,728

Total current liabilities	663,071	504,543
Long-term escrows payable	7,654	10,902
Other long-term liabilities	7,077	8,871
Long-term deferred tax liabilities	4,597	2,853
Long-term deferred revenues	9,772	6,734

Total liabilities	692,171	533,903
Commitments and contingencies (note 7)
Shareholders’ equity
Ordinary shares — €0.10 nominal value ($0.13 U.S. and $0.12, respectively as of December 31, 2006 and 2005): authorized 263,533 and 120,842; issued — 97,424 and 95,304; issued and outstanding 94,932 and 92,262; as of December 31, 2006 and 2005, respectively	10,707	10,359
Additional paid in capital	1,320,993	1,217,473
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan shares, 2,492 and 3,041 as of December 31, 2006 and 2005, respectively	(5,247)	(3,223)
Retained earnings	417,709	342,345
Unearned compensation	—	(12,243)
Accumulated other comprehensive income	58,657	34,744

Total shareholders’ equity	1,802,819	1,589,455

Total liabilities and shareholders’ equity	$2,494,990	$2,123,358

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006(1)	2005	2004
	(In thousands, except per ordinary
	share and ADS data)

Revenues:
Net license fees	$560,231	$515,637	$473,373
Services	693,529	561,514	452,258

Total revenues	1,253,760	1,077,151	925,631
Cost of revenues:
Net license fees	41,030	29,715	28,272
Services	264,115	216,626	172,133

Total cost of revenues	305,145	246,341	200,405

Gross profit	948,615	830,810	725,226
Operating expenses:
Sales and marketing	505,613	434,432	406,796
Research and development	195,047	162,540	150,562
General and administrative	123,090	97,910	83,947
Acquired in-process research and development	7,030	3,584	—
Restructuring costs	—	150	2,169

Total operating expenses	830,780	698,616	643,474

Income from operations	117,835	132,194	81,752
Interest and other income (expense), net	13,786	14,304	(4,220)

Income before provision for income taxes	131,621	146,498	77,532
Provision for income taxes	(56,257)	(53,873)	(30,409)

Net income	$75,364	$92,625	$47,123

Basic net income per ordinary share and ADS	$0.81	$1.02	$0.53

Diluted net income per ordinary share and ADS	$0.79	$1.00	$0.52

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	93,552	90,405	88,748
Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	95,368	93,036	91,077

(1)	Costs and expenses for 2006 include stock-based compensation expense recorded in accordance with FAS 123R. See Notes 1 and 8 to the Consolidated Financial Statements for additional information.

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Business
						Objects
						LLC and			Accumulated
			Additional			Employee			Other	Total
	Ordinary Shares		Paid-In	Treasury		Benefit	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Sub-Plan	Earnings	Compensation	Income	Equity
	(In thousands)

Balance at December 31, 2003	88,098	$9,927	$1,121,910	1,068	$(13,104)	5,737	$202,597	$(18,353)	$40,082	$1,343,059
Issuance of ordinary shares pursuant to employee stock option plans	2,678	339	32,480	—	—	(2,036)	—	—	—	32,819
Issuance of ordinary shares under employee stock purchase plans	376	46	7,721	—	—	—	—	—	—	7,767
Purchase of treasury shares	(2,000)	—	—	2,000	(40,231)	—	—	—	—	(40,231)
Tax benefit of nonqualified stock options	—	—	8,812	—	—	—	—	—	—	8,812
Amortization of stock based compensation	—	—	—	—	—	—	—	6,656	—	6,656
Forfeiture of unvested stock options	—	—	(3,618)	—	—	—	—	3,618	—	—
Stock based compensation	—	—	31	—	—	—	—	—	—	31
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—		—	1,108	1,108
Net income	—	—	—	—	—	—	47,123	—	—	47,123
Total comprehensive income										48,231

Balance at December 31, 2004	89,152	$10,312	$1,167,336	3,068	$(53,335)	3,701	$249,720	$(8,079)	$41,190	$1,407,144
Issuance of ordinary shares pursuant to employee stock option plans	2,483	302	40,579	—	—	(1,180)	—	—	—	40,881
Issuance of ordinary shares under employee stock purchase plans	597	74	12,158	—	—	—	—	—	—	12,232
Shares issued to Business Objects Employee benefit trust	—	—	—	—	—	425	—	—	—	—
Issuance of shares — vesting of RSUs	50	6	(6)	—		(50)	—	—	—	—
Shares withheld and applied to tax liability upon vesting of RSU’s	(20)	—	—	20	(824)	—	—	—	—	(824)
Fair value of assumed options in acquisitions	—	—	7,245	—	—	—	—	—	—	7,245
Cancellation of treasury shares	—	(335)	(50,601)	(2,943)	50,936	—	—	—	—	—
Tax benefit of nonqualified stock options	—	—	8,510	—	—	—	—	—	—	8,510
Release of valuation allowance on deferred tax assets	—	—	22,610	—	—	—	—	—	—	22,610
Amortization of stock based compensation	—	—	—	—	—	—	—	6,943	—	6,943
Forfeiture of unvested stock options	—	—	(880)	—	—	—	—	880	—	—
Stock based compensation	—	—	10,522	—	—	—	—	(11,987)	—	(1,465)
Components of comprehensive income										—
Translation adjustment	—	—	—	—	—	—	—	—	(6,446)	(6,446)
Net income	—	—	—	—	—	—	92,625	—	—	92,625

Total comprehensive income	—	—	—	—	—	—	—	—	—	86,179

Balance at December 31, 2005	92,262	$10,359	$1,217,473	145	$(3,223)	2,896	$342,345	$(12,243)	$34,744	$1,589,455

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

						Business
						Objects
						LLC and			Accumulated
			Additional			Employee			Other	Total
	Ordinary Shares		Paid-In	Treasury		Benefit	Retained	Unearned	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Sub-Plan	Earnings	Compensation	Income	Equity
	(In thousands)

Issuance of ordinary shares pursuant to employee stock option plans	2,046	260	38,335	—	—	(647)	—	—	—	38,595
Issuance of ordinary shares under employee stock purchase plans	519	67	14,775	—	—	—	—	—	—	14,842
Issuance of ordinary shares — warrants	30	4	724	—	—	—	—	—	—	728
Shares issued to Business Objects employee benefit sub-plan trust	—	—	—	—	—	173	—	—	—	—
Issuance of shares — vesting of RSUs	135	17	(17)	—		(135)	—	—	—	—
Shares withheld and applied to tax liability upon vesting of RSU’s	(60)	—	—	60	(2,024)	—	—	—	—	(2,024)
Reclass of deferred compensation balance upon adoption of FAS 123(R)	—	—	(12,243)	—	—	—	—	12,243	—	—
Tax benefit of nonqualified stock options	—	—	12,913	—	—	—	—	—	—	12,913
Stock based compensation	—	—	49,033	—	—	—	—	—	—	49,033
Components of comprehensive income
Translation adjustment	—	—	—	—	—	—	—	—	23,913	23,913
Net income	—	—	—	—	—	—	75,364	—	—	75,364

Total comprehensive income	—	—	—	—	—	—	—	—	—	99,277

Balance at December 31, 2006	94,932	$10,707	$1,320,993	205	$(5,247)	2,287	$417,709	$—	$58,657	$1,802,819

See accompanying notes to Consolidated Financial Statements.

BUSINESS OBJECTS S.A.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Operating activities:
Net Income	$75,364	$92,625	$47,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	30,606	31,691	32,493
Amortization of other intangible assets	42,363	32,851	30,780
Stock-based compensation expense	49,033	6,942	6,687
Excess tax benefits from stock-based compensation	(7,580)	—	—
Acquired in-process research and development	7,030	3,584	—
Loss on retirements of property and equipment	506	972	—
Deferred income taxes	(3,234)	(5,786)	14,708
Tax benefit from employee stock plans	—	8,510	8,812
Changes in operating assets and liabilities:
Accounts receivable, net	(42,707)	(26,296)	(51,809)
Prepaid and other current assets	6,362	(15,684)	(15,042)
Deposits and other assets	14,166	14,181	(30,777)
Accounts payable	(15,039)	6,596	(8,660)
Accrued payroll and related expenses	5,799	319	(7,090)
Income taxes payable	22,345	4,335	(9,948)
Deferred revenues	60,342	17,288	58,186
Other current liabilities	16,505	(8,655)	13,177
Short-term investments classified as trading	(1,086)	(820)	(499)

Net cash provided by operating activities	260,775	162,653	88,141

Investing activities:
Purchases of property and equipment	(42,894)	(41,079)	(30,273)
Business acquisitions and other investments, net of acquired cash	(125,059)	(128,814)	(279)
Transfer of cash (to) from restricted cash accounts	(11,113)	(28,972)	5,200
Increase in escrows payable	25,259	25,976	—
Payments on escrows payable	(16,240)	—	(3,074)
Proceeds from sale of assets	2,625	—	—

Net cash used in investing activities	(167,422)	(172,889)	(28,426)

Financing activities:
Proceeds from issuance of shares	54,165	53,113	40,586
Purchase of treasury shares	—	—	(40,231)
Excess tax benefits from stock-based compensation	7,580	—	—

Net cash provided by financing activities	61,745	53,113	355

Effect of foreign exchange rate changes on cash and cash equivalents	18,917	(3,585)	(1,965)

Net increase in cash and cash equivalents	174,015	39,292	58,105
Cash and cash equivalents, beginning of the year	332,777	293,485	235,380

Cash and cash equivalents, end of the year	$506,792	$332,777	$293,485

Supplemental cash flow information:
Cash paid for interest	$285	$415	$93
Cash paid for income taxes, net of refunds	$7,849	$44,915	$54,181
Supplemental schedule of non-cash investing and financing activities:
Value of shares issued and/or options assumed in connection with acquisitions	$—	$7,245	$—

See accompanying notes to Consolidated Financial Statements.

Business Objects S.A.

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Business Objects S.A. (“the Company” or “Business Objects”) was organized in 1990 as a société anonyme under the laws of the Republic of France. Business Objects develops, markets and supports business intelligence software and services solutions. The consolidated financial statements have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for annual financial information and in accordance with the instructions to Form 10-K. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority controlled subsidiaries. These financial statements reflect, in the opinion of the Company, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated.

In 2006, the Company made four acquisitions, most notably Firstlogic, Inc. (“Firstlogic”) and Armstrong Laing Limited (“ALG”). These acquisitions are discussed in Note 5.

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

Translation of Financial Statements of Foreign Entities

The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards (“FAS”) No. 52, “Foreign Currency Translation” (“FAS 52”), while the Company’s reporting currency is the U.S. dollar. For purposes of the Company’s U.S. GAAP financial statements, assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly exchange rates throughout the year. Translation gains or losses are recorded as a separate component of shareholders’ equity in accumulated other comprehensive income and transaction gains and losses are reflected as a component of net income.

Revenue Recognition

The Company enters into arrangements for the sale of: (i) licenses of software products and related maintenance contracts; (ii) bundled license, maintenance and services; and (iii) services, primarily on a time and material basis. In instances where maintenance is bundled with a license of software products, such maintenance terms are typically one year.

For each arrangement, the Company determines whether persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. If any of these criteria is not met, revenue recognition is deferred until such time as all of the criteria are met. In software arrangements that include rights to multiple software products, maintenance and/or services, the Company uses the residual method, under which revenues are allocated to the undelivered maintenance and/or service elements based on vendor-specific objective evidence (“VSOE”) of fair value of the undelivered maintenance and/or service elements and the residual amount of revenues are allocated to the delivered elements. As the Company does not have VSOE of fair value for

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

software products, no revenues are recorded until all contracted-for software products have been delivered. In the case of term-based licenses, revenues are generally recognized ratably over the term of the license as the Company does not have VSOE of fair value for the post contract support sold with such term licenses. Deficiencies are not allowed.

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

Services consist of maintenance, consulting and training. In all cases, the Company assesses whether the service element of the arrangement is essential to the functionality of the other elements of the arrangement. When software services are considered essential or the arrangement involves customization or modification of the software, both the net license and services revenues under the arrangement are recognized under the percentage of completion method of contract accounting, based on input measures of labor hours. For those arrangements for which the Company has concluded that the service element is not essential to the other elements of the arrangement, the Company determines whether: (i) the services are available from other vendors; (ii) the services involve a significant degree of risk or unique acceptance criteria; and (iii) whether the Company has sufficient experience in providing the service to be able to separately account for the service. When the service qualifies for separate accounting, the Company uses VSOE of fair value for the services and the maintenance to account for the arrangement using the residual method, regardless of any separate prices stated within the contract for each element. Revenues allocable to services are recognized as the services are performed. VSOE of fair value of consulting and training services is generally based upon average daily rates and list prices of training, respectively. When the Company provides services only, the contracts are typically structured on a time and materials basis.

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

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Deferred revenues consisted of the following (in thousands):

	December 31,
	2006	2005

Maintenance	$259,438	$187,049
License	7,907	4,679
Consulting	8,107	3,422
Training	8,179	6,638

Total deferred revenues — short term	$283,631	$201,788

Maintenance	$9,772	$6,734

Total deferred revenues — long term	$9,772	$6,734

Accounts Receivable

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

Accounts receivable were stated net of allowances for returns and adjustments, allowance for doubtful accounts, distribution channel and other reserves totaling $12.2 million at December 31, 2006 and 2005. The allowance for doubtful accounts balance represented $7.9 million and $8.8 million of these balances at December 31, 2006 and 2005, respectively.

Net Income per Ordinary Share and ADS

In accordance with FAS No. 128, “Earnings per Share,” (“FAS 128”) basic net income per ordinary share and American depositary share (“ADS”) is computed using the weighted average number of ordinary shares and ADSs outstanding during the period. Diluted net income per ordinary share and ADS are computed using the weighted average number of ordinary shares and ADSs and dilutive ordinary equivalent shares outstanding during the period using the treasury stock method. Dilutive ordinary and ADS equivalent shares consist of stock options, restricted stock units (“RSUs”) and warrants under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation costs for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

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

The Company accounts for its investments in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). At December 31, 2006 and 2005, and as described in Note 9, short-term investments of $5.7 million and $4.7 million, respectively, were comprised solely of assets held in a rabbi trust related to the deferred compensation plan obligations of the Company. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Amounts Earned are Held in a Rabbi Trust and Invested,” the accounts of a rabbi trust are required to be consolidated into the Company’s financial statements. This asset is held in the form of insurance dedicated mutual funds that are under the control of plan participants, and have been classified by the Company as trading under FAS 115. FAS 115 requires that for trading securities, any unrealized holding gains or losses on changes in the fair value of this asset are recorded in earnings and are not included as a component of other comprehensive income. While the mutual funds generally have maturity dates of less than three months, the Company has classified them as short-term investments versus cash equivalents given the nature of the underlying obligation.

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

Business Combinations

The Company accounts for business combinations in accordance with FAS No. 141, “Business Combinations” (“FAS 141”), which requires the purchase method of accounting for business combinations. In accordance with FAS 141, the Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In accordance with FAS 141, the Company allocates the purchase price of its business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. In conjunction with certain business combinations, the Company records restructuring liabilities of the acquired company in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). These costs represent liabilities that are recorded as part of the purchase price allocation.

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

Goodwill and Other Intangible Assets

Goodwill is not amortized, but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore could have a significant impact on the Company’s future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

operating results that are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write-downs of net intangible assets could occur. The Company periodically reviews the estimated remaining useful lives of its acquired intangible assets. A reduction in its estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

The Company tests goodwill for impairment at the reporting unit level (the “Reporting Unit”) at least annually and more frequently if events merit. The Company performs this test in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The Company has determined that it has only one reportable segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, the Company would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

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

There were no long-lived assets that were considered to be impaired during 2006, 2005 or 2004.

Software Development Costs

The Company applies FAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“FAS 86”) to software developed internally, acquired in business acquisitions or purchased. FAS 86 requires companies to capitalize eligible software development costs upon achievement of technological feasibility, subject to net realizable value considerations. Based on the Company’s development process, technological feasibility is generally established upon completion of a working model. Research and development costs prior to the establishment of technological feasibility are expensed as incurred. Because the period between achievement of technological feasibility and the general release of the Company’s products has been of a relatively short duration, costs qualifying for capitalization were insignificant during 2006, 2005 and 2004. Accordingly, there were no significant capitalized software development costs at December 31, 2006 and 2005.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments with high credit quality financial institutions. The Company invests its excess cash primarily in bank certificates of deposit, commercial paper and money market funds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

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

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect the Company’s future effective tax rate.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the global tax implications are known.

As a matter of course, the Company is audited regularly by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. The Company establishes reserves when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Company believes certain positions are likely to be challenged by tax authorities and the Company may not succeed in realizing the tax benefit. The Company evaluates these reserves each quarter and adjusts the reserves and the related interest in light of changing facts and circumstances that affect the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. The Company believes its tax positions comply with applicable tax law and that the Company has adequately provided for any known tax contingencies; however, its future results may include favorable or

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

unfavorable adjustments to its estimated tax liabilities in the periods that assessments are resolved or when statutes of limitation expire.

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

Contingencies and Litigation

The Company evaluates contingent liabilities including threatened or pending litigation in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). The Company assesses the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, the Company bases its estimates on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Any revisions in the estimates of potential liabilities could have a material impact on the Company’s results of operations and financial position.

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

The Company elected to use the modified prospective approach and has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS No. 123 “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Through the end of 2004, the Company estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes option-pricing valuation model (“Black-Scholes model”). In the assessment of the application of the International Financial Reporting Standards (“IFRS”) on “Share-Based Payment” (“IFRS 2”), for its international reporting requirements, and the adoption of FAS 123R under U.S. GAAP on January 1, 2006, the Company changed to a binomial-lattice option-pricing model (“binomial-lattice model”) to value its stock options and warrants for all grants issued after January 1, 2005.

The Company retained the Black-Scholes model for the calculation of the fair value of shares under its 2004 International Employee Stock Purchase Plan (“2004 IESPP”). The Company is unable to reasonably estimate the fair value of shares issued under its French Employee Stock Purchase Plan (“French ESPP”) because the measurement date is not established until the end of the purchase period.

In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 97-1, the Company values shares issuable under this plan using the intrinsic value method at the end of the purchase period. The Company determines the fair value of RSUs at the grant date based on the Company’s stock price on the NASDAQ. For RSUs and stock options subject to performance conditions, the grant date is determined when the objectives are known and mutually understood by the employer and the employee.

Advertising Costs

The Company expenses advertising expenses as incurred. Advertising expenses totaled $8.3 million, $9.6 million and $7.5 million for 2006, 2005 and 2004, respectively.

Recent Accounting Pronouncements

Fair Value Measurements.  In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt this statement effective January 1, 2008. The Company is still assessing the impact, if any, on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company expects to have the following impact on the Company’s financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities in a range between $5 million to $20 million. This will be reported as an adjustment to the opening balance of retained earnings. The Company expects an increase in the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

2.	Cash, Cash Equivalents and Short-term Investments

The Company’s cash and cash equivalents and short-term investments are summarized in the table below. All short-term investments at December 31, 2006 and 2005 were classified as trading under FAS 115 and gross realized gains and losses on changes in these short-term investments were not significant for 2006, 2005 or 2004.

	December 31,
	2006	2005
	(In thousands)

Cash	$262,479	$203,574
Cash equivalents:
Bank certificates of deposit	24,233	2,986
Guaranteed investment certificates	36,900	31,814
U.S. Government agency securities (FHLB)	—	13,791
Bankers’ acceptances	—	7,705
Bank deposits	20,510	—
Money market funds	162,670	72,907

Total cash equivalents	244,313	129,203

Total cash and cash equivalents	506,792	332,777

Short-term investments:
Insurance dedicated mutual funds	5,736	4,651

Total short-term investments	5,736	4,651

Total cash, cash equivalents and short-term investments	$512,528	$337,428

Cash equivalents of $125.0 million and $43.0 million in 2006 and 2005, respectively, were invested in the U.S. The insurance dedicated mutual funds are associated with the assets of the rabbi trust and are deemed to have expected maturities that coincide with the obligation under the deferred compensation plan as described in Note 9.

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

The Company enters into foreign exchange forward contracts to reduce short-term effects of foreign currency exchange rate fluctuations on certain foreign currency intercompany obligations and net U.S. dollar positions recorded on the books of its Irish subsidiary. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations and net U.S. dollar positions. These gains and losses are recognized in earnings as they do not qualify for hedge accounting.

The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. In accordance with FAS 133, the Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in Accumulated Other Comprehensive Income until the underlying

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. In 2006, a loss resulted from a hedge that was determined to be ineffective but was not material. At December 31, 2006, the 18 forward and option contracts outstanding all had maturity dates of between January 17, 2007 and October 11, 2007. At December 31, 2006, mark-to-market net gains on the revaluation of these forward and option contracts were recorded in Accumulated Other Comprehensive Income with a corresponding entry to the forward or option contract asset (liability). Realized net losses on the settlement of option contracts were recorded in the statement of income during 2006 but were not material. The effect of derivatives is recorded in cash flows from operations.

At December 31, 2006, the Company had assessed that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.

The Company’s derivative financial instruments are summarized in the table below (in millions):

	December 31,
	2006		2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

U.S. dollar equivalent of derivatives not designated as hedges	$58.7	$0.4	$67.8	$0.1
U.S. dollar equivalent of derivatives designated as cash flow hedges	$67.9	$1.9	$19.8	$0.2

The Company considers market value of derivatives to be fair value. All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets of $0.5 million and other current liabilities in the amount of $2.8 million at December 31, 2006, and in other current assets in the amount of $0.5 million and other current liabilities of $0.2 million at December 31, 2005.

4.	Property and Equipment

Property and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2006	2005

Office and computer equipment	$112,520	$98,431
Software	63,912	36,329
Leasehold improvements	48,794	43,262

Total property and equipment	225,226	178,022
Accumulated depreciation and amortization	(134,135)	(103,906)

Property and equipment, net	$91,091	$74,116

Depreciation and amortization expense related to property and equipment totaled $30.6 million, $31.7 million and $32.5 million for 2006, 2005 and 2004, respectively.

5.	Acquisitions

The Company completed the following acquisitions in 2006:

Acquisition of Armstrong Laing Limited

On October 2, 2006, the Company’s wholly owned subsidiary, Business Objects (U.K.) Limited, acquired ALG in accordance with: (i) a sale and purchase agreement (the “Agreement”), dated September 12, 2006, between the Company, Business Objects (U.K.) Limited and the Sellers (as defined in the Agreement); and (ii) a sale and

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

purchase agreement, dated October 2, 2006, between ALG, Business Objects (U.K.) Limited and all of the holders of options in ALG. Business Objects (U.K.) Limited acquired all of the outstanding capital stock of ALG, a provider of profitability management and activity based costing solutions. The results of operations were included in the consolidated financial statements after the date of acquisition.

The acquisition was an all-cash transaction of approximately £32.0 million (approximately $60 million). Of the total purchase price, £5.2 million was placed in escrow accounts. Of this amount, £4.0 million was placed in an escrow account to satisfy potential claims under the warranties and indemnities in the Agreement. Provided there are no such claims, the amounts will be paid as follows: £500,000 on April 2, 2007; £500,000 on October 2, 2007; and £3.0 million on October 2, 2008. A further £1.2 million was placed in a second escrow account to be available to cover a list of specific estimated potential liabilities to the extent that such liabilities become payable prior to October 2, 2007. The Agreement also provides for additional consideration to be paid in the form of two earnout amounts of £656,250 each, to be paid upon the satisfaction of specific objectives. These two earnout amounts are not included in the £32.0 million approximate total purchase price mentioned above. The earn-out payments to be made under the Agreement, if any, will be recorded as an additional cost of the acquisition at such time as they are paid.

Acquisition of Firstlogic, Inc.

On April 1, 2006, the Company’s wholly owned subsidiary, Business Objects Americas, acquired Firstlogic in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated February 8, 2006, between the Company, Business Objects Americas, Flagship Acquisition Corporation, an indirect and wholly owned subsidiary of the Company, Firstlogic, and Ralph Bouma, Jr. Business Objects Americas acquired all the outstanding capital stock of Firstlogic, a global provider of enterprise data quality software and services. In-the-money options to acquire shares of Firstlogic common stock outstanding immediately prior to the consummation of the Merger, whether or not exercisable or vested, were cancelled in consideration of a cash payment, in accordance with and pursuant to the terms of the Merger Agreement. The results of operations were included in the consolidated financial statements after the date of acquisition.

The acquisition was an all-cash transaction of approximately $65.9 million. Of the total purchase price, $11.7 million was placed in an escrow account. Of this amount, $3.1 million related to a post-closing merger consideration adjustment. In October 2006, the Company and the Firstlogic shareholder representative agreed that of the $3.1 million, $1.0 million would be paid to the Company, $0.3 million would be paid to the Firstlogic shareholders and the remaining $1.8 million would remain in escrow until the disputed items are resolved as required under the purchase agreement. In February 2007, the Company and the Firstlogic shareholders’ representative, agreed to the payment of approximately $0.9 million to the former Firstlogic shareholders and the disbursement of the remaining $0.9 million to Business Objects Americas. An additional $0.2 million was placed in escrow to be available solely to pay the fees and expenses incurred or charged by the Firstlogic shareholder representative in accordance with the terms of the Merger Agreement. The remaining $8.4 million is security for the indemnification obligations set forth in the Merger Agreement, and will be available for release in October 2007, subject to any claims for indemnification.

The acquisitions were accounted for under the purchase method of accounting. A summary of the acquisitions are as follows (in millions):

		Net Tangible		In-Process
	Purchase	Liabilities	Fair Value of	R&D
Acquisition	Consideration	Acquired	Intangibles	(“IPR&D”)	Goodwill

ALG	$60.0	($3.1)	$21.9	$3.2	$38.0
Firstlogic, Inc.	$65.9	($8.4)	$28.2	$3.6	$42.5

Total	$125.9	($11.5)	$50.1	$6.8	$80.5

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The liabilities assumed in the ALG acquisition included approximately $1.9 million of restructuring costs associated with the acquisition, $0.5 million of which related to workforce reduction and the remainder related to excess facilities.

The liabilities assumed in the Firstlogic acquisition included approximately $3.3 million of restructuring costs associated with the acquisition, $2.9 million of which related to workforce reduction and the remainder related to excess facilities.

The purchase price allocations set forth above is preliminary and may change if information becomes available that results in a change in the transaction costs, assets acquired or liabilities assumed at the date of purchase. The purchase prices will be finalized in 2007.

The fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

			Maintenance
			Contracts and
	Developed		Consulting		License Contracts		Non-Compete
	Technology		Relationships		and Relationships		Agreements		Trademark
		Estimated		Estimated		Estimated		Estimated		Estimated
	Fair	Useful Life	Fair	Useful Life	Fair	Useful Life	Fair	Useful Life	Fair	Useful Life
	Value	(In Years)	Value	(In Years)	Value	(In Years)	Value	(In Years)	Value	(In Years)	Total

ALG	$16.8	5	$2.4	5	$1.2	3	$0.2	2	$1.3	3	$21.9
Firstlogic, Inc.	$23.5	5	$2.9	6	$1.6	2	$0.2	2	—	—	$28.2

Total	$40.3		$5.3		$2.8		$0.4		$1.3		$50.1

All the above items, including IPR&D, were valued using the excess earnings method under the income approach. Pro forma financial information including these acquisitions has not been presented as the historical operations of ALG and Firstlogic were not material to the Company’s consolidated financial statements individually or in aggregate.

IPR&D is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. Total IPR&D expense in 2006, 2005, and 2004 was $7.0 million, $3.6 million, and $0.0 million, respectively. Pro forma financial information for the Company’s 2006 acquisitions has not been presented as the historical operations of the acquired entities were not material to the Company’s consolidated financial statements either individually or in the aggregate.

The company also completed two other acquisitions in 2006. Limited disclosure is provided below since these acquisitions did not have a material impact on the Company’s financial position, results of operations or cash flows. They are as follows:

Acquisition of nSite Software, Inc.

On November 30, 2006, the Company’s wholly owned subsidiary, Business Objects Americas, acquired certain assets of nSite Software, Inc. (“nSite”) in accordance with an asset purchase agreement dated November 9, 2006, between nSite and Business Objects Americas. The assets acquired consisted primarily of intangible assets related to technology and customer relationships. The acquisition was an all-cash transaction of approximately $4.0 million. The results of operations were included in the consolidated financial statements after the date of acquisition.

Acquisition of Edgewing Limited

On August 25, 2006, the Company’s wholly owned subsidiary, Business Objects (U.K.) Limited, acquired Edgewing Limited in accordance with a purchase agreement, dated August 4, 2006, between Edgewing Limited, Business Objects (U.K.) Limited and all of the holders of options in Edgewing Limited. Business Objects (U.K.)

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Limited acquired all of the outstanding capital stock and rights to acquire capital stock of Edgewing Limited. The acquisition consisted primarily of intangible assets related to customer contracts and relationships. The acquisition was an all-cash transaction of approximately £4.4 million (approximately $8.3 million). The results of operations were included in the consolidated financial statements after the date of acquisition.

A total of $23.4 million included in the purchase prices for the Company’s acquisitions in 2006 remained in escrow accounts at December 31, 2006, and are payable to the applicable entity’s former shareholders, subject to any indemnification claims in existence at the end of the applicable escrow period. See Note 14 for a summary of the balance of outstanding escrows payable.

Significant Prior Year Acquisitions

The Company completed the following acquisitions in 2005:

•	Acquisition of SRC Software, Inc. (“SRC”), a privately-held vendor specializing in financial planning, budgeting and performance management software, on August 24, 2005. The results of operations were included in the Company’s consolidated financial statements after the date of the acquisition. The Company’s wholly owned subsidiary Business Objects Americas, acquired all the outstanding capital stock and Business Objects Option Sub LLC assumed outstanding stock options through a statutory merger of an indirect, wholly owned subsidiary with and into SRC.

•	Acquisition of Medience S.A. (“Medience”), an enterprise information integration company, on September 16, 2005. The results of operations were included in the Company’s consolidated financial statements after the date of the acquisition. The Company acquired all the outstanding capital stock.

•	Acquisition of Infommersion, Inc. (“Infommersion”), a leading vendor of interactive visual analytics, on October 31, 2005. The results of operations were included in the consolidated financial statements after the date of the acquisition. The Company’s wholly owned subsidiary Business Objects Americas, acquired all the outstanding capital stock and Business Objects Option Sub LLC assumed outstanding stock options through a statutory merger of an indirect, wholly owned subsidiary with and into Infommersion.

A summary of the 2005 acquisitions is as follows (in millions):

						Deferred
		Net Tangible				Compensation
		Assets		In-Process		on Unvested
	Purchase	(Liabilities)	Fair Value of	R&D		Options
Acquisition	Consideration	Acquired	Intangibles	(“IPR&D”)	Goodwill	Assumed

SRC	$100.1	$0.8	$20.6	$1.4	$76.4	$0.9
Medience	$10.9	($1.1)	$1.7	$1.0	$9.3	$0.0
Infommersion	$37.4	$1.4	$5.8	$1.2	$28.4	$0.6

Total	$148.4	$1.1	$28.1	$3.6	$114.1	$1.5

Under the terms of definitive agreements, the purchase price for the acquisitions consisted of cash, the fair value of stock options assumed and transaction costs. In addition, an earn-out payment of $1.5 million was paid in 2006 and an additional $1.4 million will be paid to former Medience shareholders in September 2007, subject to the satisfaction of certain milestones as described in the purchase agreement. Earn-out payments under the Medience agreement have been and in the future will be, if achieved, recorded as an additional cost of the acquisition.

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

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

	Developed		Maintenance		Consulting
	Technology		Contracts		Relationships
		Estimated		Estimated		Estimated
	Fair	Useful Life	Fair	Useful Life	Fair	Useful Life
	Value	(In Years)	Value	(In Years)	Value	(In Years)	Total

SRC	$17.2	5	$3.2	6	$0.2	3	$20.6
Medience	$1.5	5	$0.2	5	—	—	$1.7
Infommersion	$5.0	5	$0.1	5	$0.7	3	$5.8

Total	$23.7		$3.5		$0.9		$28.1

All the above items, including IPR&D, were valued using the excess earnings method under the income approach. Pro forma financial information including the 2005 acquisitions has not been presented as the historical operations of the acquired entities were not material to the Company’s consolidated financial statements either individually or in the aggregate.

6.	Goodwill and Other Intangible Assets

In accordance with FAS 142, the Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the Reporting Unit level using a two step, fair value based approach. The Company has determined that it has only one Reporting Unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the Reporting Unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the Reporting Unit’s goodwill. If the carrying amount of the Reporting Unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed its annual impairment tests and concluded that no impairment existed at June 30, 2006. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization, occurred through December 31, 2006 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of December 31, 2006.

The change in the carrying amount of goodwill was as follows (in thousands):

	December 31,
	2006	2005

Balance, beginning of the year	$1,166,043	$1,067,694
Goodwill acquired during the year(1)	90,607	114,119
Goodwill adjustments relating to prior year acquisitions	6,196	(15,617)
Impact of currency fluctuations on goodwill	3,211	(153)

Balance, end of the year	$1,266,057	$1,166,043

(1)	Includes adjustments during the period.

During 2006, the Company completed several acquisitions, most notably the acquisitions of Firstlogic and ALG, resulting in additional goodwill of $90.6 million. In 2005, the Company completed the acquisitions of SRC, Medience and Infommersion, resulting in total goodwill of $114.1 million. In 2005, the Company determined that $15.6 million of valuation allowance and tax liability accruals, which comprised a component of the Crystal Decisions Inc’s (which was acquired in 2003) purchase price and a component of Acta Technology, Inc.’s (“Acta”)

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

(which was acquired in 2002) purchase price, were no longer required since they no longer represented specific identifiable liabilities. Therefore, goodwill was reduced by $15.6 million in 2005. This determination was made based on the passage of time, and other events, including the completion of certain tax audits.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2006	2005

Developed technology	$173,459	$120,972
Maintenance and support contracts	57,014	50,837
Trade names	9,279	6,043
License contracts and relationships	2,855	—
Workforce	1,519	—

Total other intangible assets, at cost	$244,126	$177,852
Accumulated amortization on other intangible assets	(115,491)	(67,340)

Other intangible assets, net	$128,635	$110,512

During 2006, the Company completed several acquisitions, most notably the acquisitions of Firstlogic and ALG, resulting in additional intangible assets of $54.2 million. In 2005, there were intangible asset additions in connection with the acquisitions of SRC, Medience and Infommersion totaling $28.1 million. In addition, certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.

Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in thousands):

	December 31,
	2006	2005

Amortization of:
Developed technology (included in cost of net license fees)	$29,406	$22,035
Maintenance and support contracts (included in cost of services revenues)	10,552	9,486
Trade names (included in operating expenses)	1,555	1,330
License contracts and relationships (included in cost of net license fees)	705	—
Workforce (included in operating expenses)	145	—

Total other intangibles amortization expenses	$42,363	$32,851

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The estimated future amortization expense of other intangible assets existing at December 31, 2006 is presented in U.S. dollars based on the December 31, 2006 exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in thousands):

2007	$48,157
2008	44,818
2009	16,004
2010	13,880
2011	5,580
Thereafter	196

Total	$128,635

7.	Commitments and Contingencies

Commitments

The Company leases its facilities under operating leases that expire at various times through 2030. Future minimum lease payments under non-cancelable operating leases that the Company has entered into, net of sublease income, are as follows (in thousands):

2007	$48,397
2008	43,528
2009	40,824
2010	38,881
2011	31,403
Thereafter	68,008

Total	$271,041

The Company’s U.S. corporate headquarters are in San Jose, California. The Company leases office space pursuant to a lease which terminates in 2016 and the Company has the right to extend for two additional 5 year terms.

The Company’s European corporate headquarters are in Levallois-Perret, France, a suburb of Paris. The Company leases office space pursuant to a lease that terminates in 2012.

The Company also has substantial operational facilities in Vancouver, Canada and Maidenhead, England. The office space in Vancouver is leased under various leases expiring between 2014 and 2015. The office space in Maidenhead is under a lease that expires in 2020. The Company has additional smaller leased field sales and software development offices in the Americas, Europe, and Asia Pacific regions, including Japan and India.

The Company leases certain facilities under operating leases that contain free rent periods and or rent escalation clauses. Rent expense under these leases has been recorded on a straight-line basis over the lease term. The difference between amounts paid and rent expense is recorded as accrued rent and is included in other current liabilities and other long-term liabilities. The total liability for accrued rent was $8.8 million and $9.0 million at December 31, 2006 and 2005, respectively. The Company’s obligations under its San Jose, California lease facility are collateralized by letters of credit totaling $3.5 million. The letters of credit are renewable and are secured by restricted cash.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The actual amount of rent expense which will be charged to the statements of income in future periods will depend on the exchange rates in effect at the time the expense is incurred. Rent expense, net of sublease income, under all operating leases was $41.9 million, $40.5 million and $37.8 million in 2006, 2005 and 2004, respectively. Sublease income totaled $0.8 million, $1.3 million and $1.8 million in 2006, 2005 and 2004, respectively. The total future minimum sublease rental income estimated to be earned under all non-cancelable subleases at December 31, 2006 is not material.

Legal Matters

On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. The complaint alleged that the Company’s software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the District Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On August 6, 2004, the District Court entered a formal opinion granting the Company’s motion for summary judgment as to non-infringement of MicroStrategy’s patent No. 6,260,050. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that the Company was not infringing MicroStrategy’s patent.

In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted the Company’s motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in favor of the Company and dismissed the jury trial on MicroStrategy’s allegations that the Company tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. On November 17, 2005, the Court of Appeals affirmed the District Court’s decisions rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. MicroStrategy has since agreed to dismiss its only remaining claim, and a stipulation dismissing that claim was filed by the parties on December 4, 2006. The only remaining issue is the limited injunction issued by the Court in August 2004.

On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions, Inc. (“Crystal Decisions”) in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy later alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. On January 23, 2006, the District Court issued a Memorandum Opinion granting the Company’s

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

motion for summary judgment as to non infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that the Company infringed these three patents have all been dismissed and judgment was entered in the Company’s favor on February 23, 2006. MicroStrategy filed a notice of appeal on March 24, 2006. Briefing for the appeal was completed by the parties on January 5, 2007. Oral arguments are scheduled to be heard by the Court of Appeals on April 4, 2007.

The Company believes that it has meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and the Company intends to continue to defend the actions vigorously. However, because of the inherent uncertainty of litigation in general, the Company cannot be assured that the Company will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, the Company could be permanently enjoined from selling some of its products and deriving related maintenance revenues. In addition, the Company could be required to pay substantial monetary damages to MicroStrategy. The Company cannot currently estimate either the amount or range of any losses.

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

In April 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions Inc. (the “Claimants”) filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding (the “2003 Proceedings”). Business Objects was substituted as Third Claimant in the 2003 Proceedings in place of Crystal Decisions, following our acquisition of Crystal Decisions and its subsidiaries in December 2003. In connection with this request for declaratory relief the Claimants paid the agreed settlement amount into the High Court.

In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, which alleged that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition. The Company became a party to this action when it acquired Crystal Decisions. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the High Court.

In October 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions filed an application with the High Court claiming the proceedings in the United States District Court, Northern District of California, San Jose Division were commenced in breach of an exclusive jurisdiction clause in the settlement agreement and requesting injunctive relief to restrain Vedatech and Mr. Subramanian from pursuing the United

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

States District Court proceedings. On August 3, 2004, the High Court granted the anti-suit injunction but provided that the United States District Court, Northern District of California, San Jose Division could complete its determination of any matter that may be pending. Vedatech and Mr. Subramanian made an application to the High Court for permission to appeal the orders of August 3, 2004, along with orders which were issued on May 19, 2004. On July 7, 2005, the Court of Appeal refused this application for permission to appeal.

At a Case Management Conference on December 4 to 6, 2006, the High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by December 18, 2006 the Defendants paid the Claimants costs in the sum of £15,600 (approx. US$30,400) due under a costs order made on November 30, 2005, then the Defendants would be barred from defending the 2003 Proceedings. The Defendants failed to meet that deadline and are now barred from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their Claim. A hearing has been set for March 20, 2007 to determine the form of judgment.

The Defendants have made an application to the Court of Appeal for permission to appeal the December 2006 order. If this application is not successful, and the Claimants obtain judgment at the hearing on March 20, 2007, the 2003 Proceedings will be at an end, subject only to any further appeals.

In the Claimants’ application for judgment, they have requested that the amounts due to them from the Defendants in damages, and in respect of the costs orders in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.

Although the Company believes that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint are without merit, the outcome cannot be determined at this time. The mediated settlement and related costs were accrued in the Crystal Decisions’ consolidated financial statements. Although the Company may incur further legal fees with respect to Vedatech, the Company cannot currently estimate the amount or range of any such additional losses. If the mediated settlement were to be set aside an ultimate damages award could adversely affect the Company’s financial position, results of operations or cash flows.

On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,401,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. Dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting the Company’s motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of patent 6,044,374 and denying the Company’s motion for summary judgment on the issue of direct and induced infringement of patents 6,401,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to the 6,208,990 patent. A trial date has been set for March 12, 2007. The Company is defending the action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse affect on the Company’s financial position, results of operations or cash flows. The Company cannot currently estimate either the amount or range of any losses.

Although the Company believes that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation is ongoing, the Company cannot be assured that it will prevail. Should Informatica ultimately succeed in the

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

prosecution of its claims, the Company could be permanently enjoined from selling some of its products and be required to pay damages.

On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. (“Decision Warehouse”) filed an action in the Superior Court for the State of California, County of Santa Clara, against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. On August 18, 2006, Decision Warehouse amended its complaint to add a claim for unspecified damages alleging defamation. On October 27, 2006, the court granted summary judgment in the Company’s favor on the claim for defamation on the grounds that it is barred by the applicable statute of limitations. The parties are currently engaged in discovery on the remaining claims. A trial date has been set for June 11, 2007. The Company intends to defend this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on the Company’s financial position, results of operations or cash flows.

On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara, against Decision Warehouse.  The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and an award of sums found due after accounting. On July 19, 2006, the Company filed on amended claim for unspecified damages against Decision Warehouse and one of its Principal Shareholders, Cesar Miranda, alleging conspiracy to defraud and defamation. A trial date has been set for June 11, 2007.

The Company announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that the Company misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against the Company or its current or former officers or directors. The Company is taking steps to enhance its internal practices and training programs related to the handling of potential trade secrets and other competitive information. The Company is using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that the Company has not adequately fulfilled its commitments the Company could be subject to adverse regulatory action.

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

Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub-Plan shares

At December 31, 2006, there were 94.9 million issued and outstanding ordinary shares. At December 31, 2006, there were 97.4 million issued ordinary shares. The difference of approximately 2.5 million shares includes 1.9 million remaining shares of the total 6.3 million shares issued by the Company in connection with the Crystal Decisions acquisition which are currently held by the Company’s indirectly, wholly owned subsidiary, Business Objects Option LLC, which are included in the caption “Business Objects Option LLC and Employee Benefit Sub-Plan shares.”

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Stock Repurchase Programs

On June 7, 2006, the shareholders approved a share repurchase program under which the Board of Directors is authorized to purchase shares for a maximum of 10% of the Company’s share capital, at a maximum purchase price of €43.00 per share (excluding costs) or its U.S. dollar equivalent. The maximum amount of funds dedicated to the share repurchase program cannot exceed €250.0 million or its U.S. dollar equivalent. The authorization specified that the total number of treasury shares shall not exceed 10% of the Company’s issued share capital. This authorization, which superseded the authorization approved by the shareholders on June 14, 2005, is valid for 18 months and will expire on December 6, 2007.

In May 2005, in compliance with the Company’s authorized share repurchase programs and the new regulations of the European Union and the Autorité des Marches Financier (the “AMF”), the French securities regulatory agency, the Company allocated 124,698 shares to future stock incentive grants and cancelled the remaining 2,942,977 treasury shares on or before December 31, 2005. On October 20, 2005, the Board of Directors of the Company approved the cancellation of 2,942,977 treasury shares for approximately $50.9 million.

On May 15, 2003, the shareholders approved a share repurchase program under which the Board of Directors was authorized to repurchase a maximum of 5.0 million of the Company’s ordinary shares at a maximum purchase price of €25.00 per share with the aggregate purchase price not to exceed €75 million or its U.S. dollar equivalent. This authorization was valid for 18 months and expired on November 15, 2004. On May 14, 2004, the Company’s Board of Directors approved a share repurchase of up to 3.5 million ordinary shares. In May and August 2004, the Company repurchased an aggregate of 2.0 million of its ordinary shares under this program. The total U.S. dollar equivalent purchase price was approximately $21.0 million with the average share price of €17.51.

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

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

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

  Dividend Rights

The Company is required to maintain a legal reserve equal to 10% of the aggregate nominal value of its issued share capital. This legal reserve is funded by the transfer of at least 5% of the Company’s net income per year to such legal reserve, until such time as the reserve equals 10% of the aggregate nominal value of issued share capital. The legal reserve balance was $1.3 million and $1.1 million as of December 31, 2006 and 2005, respectively, and represents a component of retained earnings in the balance sheet. The legal reserve is distributable only upon the liquidation of the Company. The Company’s bylaws also provides that distributable profits, after deduction of any amounts required to be allocated to the legal reserve, can be allocated to one or more special purpose reserves or distributed as dividends as may be determined by the ordinary general meeting of shareholders. The Company currently does not have any special purpose reserves.

Net income in each year after deduction for legal reserves is available for distribution to shareholders of the Company as dividends, subject to the requirements of French law and the Company’s bylaws. Dividends may also be distributed from reserves of the Company, subject to approval by the shareholders and certain limitations.

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

Stock-Based Compensation Plans

The Company grants stock options and RSUs and provides employees the right to purchase its shares pursuant to shareholder approved stock option and employee stock purchase plans. The Company also issues warrants to purchase its ordinary shares to its non-employee directors. RSUs were granted in November 2005 to some executive officers and starting in February 2006 to employees other than French employees under an employee stock incentive sub-plan. The Company accounts for its stock-based compensation plans under FAS 123R. In 2006, the Company adopted the 2006 Stock Plan, a plan for the issuance of RSUs to French employees, the issuance of which was approved by the Company’s shareholders at the 2006 annual meeting.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Plans

A summary of the Company’s stock option and RSUs activity, as described following the tables, is summarized as follows, excluding warrant activity. Stock options and RSUs available for grant as of December 31, 2006 reflects only stock options and RSUs available under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2001 Subsidiary Stock Incentive Sub-Plan and the 2006 Stock Plan, as no other stock plan currently provides for the grant of additional stock options or RSUs.

	Options and Restricted Stock Units Outstanding
			Weighted	Weighted
			Average	Average
	Options		Exercise	Exercise
	Available for	Number of	Price	Price
	Grant	Shares	(In Euros)	(In Dollars)

Balance at December 31, 2003	3,477,973	16,192,541	21.87	24.80

Granted	(3,178,057)	3,178,057	20.95	26.46
Canceled	1,711,794	(3,167,735)	26.67	33.72
Options expired under the 1999 Plan	(54,992)	—	—	—
Exercised	—	(2,678,298)	9.70	12,26

Balance at December 31, 2004	1,956,718	13,524,565	22.36	28.27

Shares reserved	1,425,000	—	—	—
Granted	(3,008,550)	3,008,550	26.08	31.58
RSUs granted	(439,115)	439,115	—	—
RSUs vested	—	(50,000)	—	—
Options assumed in SRC acquisition	—	163,872	6.50	7.95
Options assumed in Infommersion acquisition	—	110,752	4.07	4.88
Canceled	513,090	(1,224,354)	26.99	33.45
Exercised	—	(2,482,957)	13.53	16.48

Balance at December 31, 2005	447,143	13,489,543	23.55	27.89

Shares reserved	1,122,270	—	—	—
Granted	(2,997,195)	2,997,195	22.06	27.92
RSUs granted	(488,849)	488,849	—	—
RSUs vested	—	(134,747)	—	—
RSUs cancelled	52,867	(52,867)	—	—
Canceled	1,863,764	(1,863,764)	25.66	32.26
Exercised	—	(2,047,026)	13.93	17.47

Balance at December 31, 2006	—	12,877,183	24.28	32.06

Since 2006, the number of equity awards available for grant each year is determined based on a general limit of 3% of the Company’s share capital as of December 31 of the previous calendar year, or the 3% General Limit. The total equity awards in 2006 was 2,859,112 which expired at the end of the day of December 31, 2006. The equity awards available for grant in 2007 are 2,922,750 and are effective on January 1, 2007.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize the status of the Company’s outstanding and exercisable stock options and RSUs at December 31, 2006. The first table lists options and RSUs that are denominated in euros. The second table lists options and RSUs that are denominated in U.S. dollars. RSUs are issued without charge.

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Number of	Life	Price	Number of	Price
Range of Exercise Price in Euros	Shares	(In Years)	(In Euros)	Shares	(In Euros)

0.00 - 6.76	155,391	2.3	4.16	144,672	4.02
6.76 - 13.52	438,144	3.1	10.19	437,201	10.20
13.52 - 20.27	1,869,857	6.9	17.23	941,663	16.67
20.27 - 27.03	3,345,225	7.9	23.59	1,424,890	24.04
27.03 - 33.79	3,444,156	7.7	29.81	1,181,079	29.71
33.79 - 40.55	700,434	4.2	36.62	700,434	36.62
40.55 - 47.31	517,034	4.7	42.45	517,034	42.45
47.31 - 60.82	246,915	3.3	54.91	246,915	54.91
60.82 - 67.58	242,487	3.5	66.34	242,487	66.34

	10,959,643	6.8	27.02	5,836,375	28.67

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Number of	Life	Price	Number of	Price
Range of Exercise Price in Dollars	Shares	(In Years)	(In Dollars)	Shares	(In Dollars)

0.00 - 2.94	705,473	1.3	0.02	9,287	1.14
2.94 - 8.82	2,286	6.0	7.68	2,175	7.68
8.82 - 11.76	458,426	4.0	10.14	447,925	10.13
11.76 - 14.70	246,013	5.8	13.61	245,576	13.61
14.70 - 17.64	44,610	5.8	14.93	44,610	14.93
17.64 - 20.58	42,842	6.4	19.90	40,124	19.90
20.58 - 29.40	417,890	6.7	29.21	318,912	29.19

	1,917,540	3.9	11.35	1,108,609	16.85

General Stock Option Terms.  The Company determines the price at which stock options are granted in accordance with French regulations applicable to companies listed on the Eurolist by Euronext and also in accordance with U.S. laws and accounting standards. The Company’s 2001 Plan provides and the 1999 Stock Option Plan (the “1999 Plan”) provided that the option price set by the Board of Directors may not be less than the higher of: (i) 100% of the closing price as reported on the Eurolist by Euronext on the last trading day prior to the date of grant; or (ii) 100% of the average of the opening price as reported on such market over the 20 trading days immediately preceding the grant date.

The 2001 Plan is intended to qualify as an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The Board of Directors determines the vesting schedule of stock option grants, which generally vest at a rate of 25% per year subject to a minimum of one year of continued service

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

with the Company. Under the 2001 Plan, the stock options are exercisable up to 10 years from the grant date for grants before August 2006, and up to seven years from the grant date for grants after August 2006.

In December 1996, the French parliament adopted a law that requires French companies to pay French social contributions and certain salary-based taxes of up to 45% for France-based employees on the difference between the exercise price of a stock option and the fair market value of the underlying shares on the exercise date, if the beneficiary disposes of the shares before the end of a five-year period (four years for stock options granted after May 2000) following the grant of the option. For stock options issued to France-based employees after January 1, 1997, holders of such stock options are not permitted to sell or dispose of their shares within five years of the date of grant (four years for stock options granted after May 2000) and, therefore, no social charges should be due on these stock options. Certain stock options previously issued by Crystal Decisions to France-based employees allow for exercise within four years of the date of grant, and therefore, social charges may be due on these stock options should the employee exercise within four years. No liability had been assessed to the Company at December 31, 2006 or 2005.

2001 Stock Incentive Plan.  In February 2001, the Company’s shareholders approved a stock option plan in the form of an “evergreen plan” pursuant to which the Board of Directors was authorized to issue stock options corresponding to 3.45 million shares, plus an annual increase to be added on June 30 of each year equal to the lesser of (i) 4.5 million shares; (ii) 5% of the total shares of the Company on such date; or (iii) a lesser amount determined by the Board of Directors. During 2003, the Company’s Board of Directors authorized and reserved approximately 3.2 million additional shares under the 2001 Plan. On December 11, 2003, the shareholders approved the amendment of the terms of the 2001 Plan and authorized the Board of Directors to increase annually, on one or more occasion, the number of shares of the Company that may be subscribed for or purchased upon the exercise of stock options granted pursuant to the 2001 Plan, within the limit of the lowest of the following amounts: (i) 6.5 million shares with nominal value of €0.10 each per share; (ii) the number of shares corresponding to 5% of the total number of the Company’s ordinary shares outstanding as of June 30; or (iii) any lesser amount as determined by the Board of Directors. During 2006, in order to permit the Company to continue to grant options under the 2001 Plan, the shareholders authorized the Board of Directors to increase the number of shares of the Company that may be subscribed for or purchased upon the exercise of stock options granted up to a maximum nominal amount of €300,000 per calendar year provided that the total number of new ordinary shares issued during each calendar year under the French Employee Stock Purchase Plan, the 2004 International Employee Stock Purchase Plan, the 2001 Stock Incentive Plan, the 2001 Stock Incentive Sub Plan and 2006 Stock Plan may not exceed 3% of the Company’s share capital as of December 31 of the previous calendar year (“General Limit”).

In June 2004, the Company’s shareholders amended the 2001 Stock Option Plan to rename it the “2001 Stock Incentive Plan”.

Business Objects Americas 1999 Stock Option Plan.  During December 2003, the Company assumed the as-converted outstanding stock options of former Crystal Decisions’ optionees which were granted under the Crystal Decisions 1999 Stock Option Plan. The former Crystal Decisions 1999 Stock Option Plan now exists as part of Business Objects and is hereafter known as the Business Objects Americas (BOSA) 1999 Plan. The grant agreements under this plan continue to be in force with all terms of the previous grant agreements remaining unchanged. The Company did not assume any authorized but ungranted stock options under the Crystal Decisions 1999 Stock Option Plan and may not regrant any stock options from forfeited stock options.

Upon the closing of the acquisition of Crystal Decisions in December 2003, an aggregate of approximately 6.3 million ordinary shares were issued to Business Objects Option LLC. As Business Objects Option LLC is an indirectly, wholly owned subsidiary of the Company, the shares are not deemed to be outstanding and are not entitled to voting rights until such time as the option holders exercise their stock options. From December 11, 2003 to December 31, 2006, Crystal Decisions’ optionees exercised approximately 4.2 million of these stock options. In August 2005 and in October 2005, the Company assumed (on an as-converted basis) 163,872 and 110,752 outstanding stock options held by former SRC and Infommersion optionees. As of December 2006, 0.2 million of those stock options were exercised and relinquished by Business Objects Option LLC. If any of the 6.3 million

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

ordinary shares issued to Business Objects Option LLC are subject to options that expired unexercised and, therefore, are not needed to satisfy obligations under outstanding stock options, the Company may sell such shares on the open market or use them for other corporate purposes.

With the exception of stock options outstanding under the BOSA 1999 Plan and those options assumed from Infommersion, all stock options granted by the Company are for ordinary shares and are priced in euros. The assumed BOSA 1999 Plan stock options and those options assumed from Infommersion are for ADSs, which until exercise are held by Business Objects Option LLC, and the exercise price for these options are stated in U.S. dollars for the Infommersion and Crystal Decisions options, and in euros for SRC options.

While the Company’s 1994 Stock Option Plan expired in 1999, approximately 0.5 million stock options remained outstanding as of December 31, 2006 and exercisable under this plan with contractual lives ending between 2007 and July 2009.

Warrants.  Warrants to purchase an aggregate of 405,000 shares were outstanding as of December 31, 2006 at exercise prices ranging from €17.04 to €23.13 per share with a weighted average exercise price of €19.25 per share for all outstanding warrants and a weighted average exercise price of €22.31 for warrants issued in 2006. There were 255,000 warrants vested and exercisable at December 31, 2006. Warrants issued since 2005 expire on the earlier of seven years from the issue date or 90 days after the date the director holding the warrants ceases to be a director of the Company. Warrants issued in 2004, 2003 and 2001 expire on the earlier of five years from the issue date or 90 days after the date the director vacates his position.

On June 7, 2006, the Company’s shareholders approved the issuance of warrants to one director to purchase an aggregate of 45,000 shares. On July 20, 2006, the Board of Directors issued these warrants at an exercise price of €22.31 per share. The warrants vest at a rate of 33.33% per year on June 1, 2007, 2008 and 2009. All warrants were outstanding as of December 31, 2006.

On June 14, 2005, the Company’s shareholders approved the issuance of warrants to two directors to purchase an aggregate of 90,000 shares. On July 21, 2005, the Board of Directors issued these warrants at an exercise price of €23.13 per share. The warrants vest at a rate of 33.33% per year on June 1, 2006, 2007 and 2008. All warrants were outstanding as of December 31, 2006 and 30,000 warrants were vested and exercisable.

On June 10, 2004, the Company’s shareholders approved the issuance of warrants to seven directors to purchase an aggregate of 300,000 shares. On June 15, 2004, the Board of Directors issued these warrants at an exercise price of €17.04 per share. The warrants vest at rates of either: 33.33% per year on July 1, 2004, June 1, 2005 and 2006; 33.33% per year on June 1, 2005, 2006 and 2007; or 50% per year on July 1, 2004 and June 1, 2005, as the case may be. On November 19, 2004, 45,000 of these unvested warrants were cancelled due to the resignation of one of the directors from the Board of Directors. On January 25, 2006, 20,000 options were exercised and 10,000 options were cancelled due to the resignation of one of the directors from the Board of Directors. As of December 31, 2006, 225,000 warrants were outstanding and 180,000 warrants were vested and exercisable.

On December 11, 2003, the Company’s shareholders approved the issuance of warrants to a director to purchase 15,000 shares. On January 27, 2004, the Board of Directors issued these warrants at an exercise price of €26.95 per share. The warrants vested at a rate of 33.33% per year on June 1, 2004, 2005 and 2006. As of December 31, 2006, 10,000 warrants were exercised and 5,000 were cancelled on January 25, 2006 due to the resignation of the director from the Board of Directors.

On July 22, 2003, the Company’s Board of Directors authorized the issuance of warrants to three directors to purchase an aggregate of 45,000 shares at an exercise price of €19.45 per share. The warrants for two of the directors vested at the rate of 33.33% per year on June 1, 2004, 2005 and 2006. The warrants for the other director vested at a rate of 50% per year on June 1, 2004 and 2005. As of December 31, 2006, all warrants were outstanding and 45,000 were vested and exercisable.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

On June 12, 2001, the Company’s shareholders approved the issuance of warrants to three directors to purchase an aggregate of 45,000 shares at an exercise price of €36.13 per share. The warrants vested at the rate of 33.33% per year on June 1, 2002, 2003 and 2004. On February 17, 2005, 15,000 of these warrants expired unexercised due to the resignation of one of the directors from the Board of Directors. On June 12, 2006, all the remaining warrants expired unexercised.

Employee Stock Purchase Plans.  The Company has two international employee stock purchase plans intended to qualify under the provisions of Sections 421 and 423 of the U.S. Internal Revenue Code of 1986, as amended. These plans include the 1995 International Employee Stock Purchase Plan (“1995 IESPP”) and the 2004 International Employee Stock Purchase Plan (“2004 IESPP”). Under the terms of these plans, employees may contribute via payroll deductions up to 10% of their eligible compensation to purchase shares at a price equal to 85% of the lower of the fair market value as of the beginning or end of the six-month offering period. The 1995 IESPP expired in 2005 and is not available for future offering periods. Pursuant to the 1995 IESPP, during 2005 and 2004, the Company issued 206,888 and 293,002 shares to employees respectively. Pursuant to the 2004 IESPP, during 2006 and 2005, the Company issued 430,707 and 219,000 shares to employees, respectively. As of December 31, 2006, approximately 225,000 shares are expected to be subscribed under the 2004 IESPP for the offering ending in May 2007. The Company’s shareholders periodically approve the issuance of additional shares to the total pool.

In addition, the Company also has an Employee Stock Purchase Plan available to the Company’s French employees (the “ESPP”), who are excluded from participating in the International Employee Stock Purchase Plans. The French ESPP is part of the Employee Savings Plan, which is qualified under the provisions of French tax regulations. All full-time French employees who have completed at least three months of service are eligible to contribute up to 25% of their pre-tax earnings to the French Plan, of which a maximum of 10% of pre-tax earnings may be used to purchase the Company’s shares during a set six-month period before the end of the offering period. The Company does not match Employee Savings Plan contributions. During 2006, 2005 and 2004, respectively, the Company issued 87,996, 170,888 and 82,686 shares to employees pursuant to the French ESPP, which had a weighted average intrinsic value of $7.01, $8.86 and $4.34 per share, respectively. The Company’s shareholders periodically approve the issuance of additional shares to the total pool; 100,000 additional shares were authorized in 2005.

During 2006, the shareholders authorized the Board of Directors to increase the number of shares of the Company that may be purchased under the 2004 IESPP and ESPP plans up to a maximum nominal amount of €300,000 per plan per calendar year provided that the total number of new ordinary shares issued is within the “General Limit” in any calendar year.

Restricted Stock Units.  In June 2004, the Company’s shareholders approved the adoption of the Subsidiary Stock Incentive Sub-Plan as a sub-plan under the Company’s 2001 Plan (the “2001 Sub-Plan”). The 2001 Sub-Plan provides for the grant of RSUs or performance shares units (collectively the “awards”) to employees other than France-based employees. During 2006 the shareholders authorized the Board of Directors to increase the number of shares of the Company that may vest up to a maximum nominal amount of €250,000 provided that the total number of new ordinary shares issued is within the “General Limit” in any calendar year.

During 2006, the Administrator of the 2001 Sub-Plan granted 488,849 RSUs not subject to performance measures to employees other than French employees, 134,747 RSUs vested (of which 60,375 shares were withheld by the trust for the withholding taxes), and 52,867 RSUs were canceled. As of December 31, 2006, 493,685 shares (which includes 80,775 shares withheld by the trust for withholding taxes that are classified as treasury stock) were outstanding in the trust. These shares are deemed to be issued but not outstanding and are not entitled to voting rights until such time as the awards vest and are transferred to the recipient.

During 2006, the performance conditions were set for 69,623 performance RSUs granted to the Company’s Chief Executive Officer and Chief Strategy Officer and 75,000 performance options granted to the Chief Executive Officer. Stock-based compensation expense was recognized on a straight-line basis over the vesting period. The

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

probability that the performance measures would be achieved on each vesting date was estimated for each reporting period and applied to the number of RSUs and options expected to vest. During 2006, the Company recorded stock based compensation expense of $2.4 million and $0.9 million related to these RSUs and options, respectively.

In June 2006, the Company’s shareholders approved the adoption of the 2006 Stock Plan. The 2006 Stock Plan provides for the granting of RSUs to French employees as French law does not permit their participation in the 2001 Sub-Plan. Similar to the 2001 Sub-Plan, the 2006 Stock Plan allows the Company to grant RSUs, free of charge, subject to certain conditions. Total number of new shares issued is within the “General Limit” in any calendar year. No RSUs were issued in 2006 under the 2006 Stock Plan.

Anti takeover measures

On June 7, 2006, the Company’s shareholders delegated and authorized the Board of Directors to implement certain anti-takeover measures in the event a public tender offer/exchange is made for the Company by certain entities. The Board of Directors was authorized to adopt two measures: (i) the right to issue warrants that become exercisable in the event of a tender or exchange offer; and (ii) the right to proceed with the issuance of securities for which authorization has been granted at the time of a tender or exchange offer. The warrants will not be issued and/or exercisable in the event: (i) the Board of Directors approves the offer, (ii) the offer is withdrawn, (iii) with respect to a competing tender or exchange offer or (iv) the offer is not completed. The maximum nominal amount of ordinary shares which can be issued may not exceed €12,500,000.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of FAS No. 123R which requires the recognition of stock-based compensation expense for all share-based payment awards based on fair values. Under FAS 123R, the impact on the consolidated financial statements for the year ended December 31, 2006 for income before income taxes was $49.0 million, and the impact on net income was $43.3 million. The impact on basic and diluted net income per share was $0.46 and $0.45, respectively, for the year ended December 31, 2006. In addition, prior to the adoption of FAS 123R, the Company presented the tax benefits of stock option exercises as operating cash flows. Beginning with the adoption of FAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and tax benefits resulting from exercises of options vested as of January 1, 2006 are now classified as financing cash flows.

In connection with its adoption of FAS No. 123R, the Company elected to use the alternative transition method (also known as the “short-cut” method) to calculate its historical pool of windfall tax benefits as allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The alternative transition method allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool (the “APIC pool”), which is available to absorb shortfalls when actual tax deductions are less than the related book share-based compensation cost recognized subsequent to the adoption of SFAS 123(R).

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation during 2005 and 2004, compared with reported information for 2006 as follows (in thousands, except per share amounts):

	December 31,
	2006	2005	2004

Net income — as reported for prior periods(1)	N/A	$92,625	$47,123
Add: Amortization of stock-based compensation expense included in reported net income, net of estimated tax related benefits of $1,535 and $2,541 in 2005 and 2004, respectively	N/A	5,407	4,147
Deduct: Stock-based compensation expense determined under the fair-value based method for all awards, net of estimated tax related benefits of $4,370 and $8,077 in 2005 and 2004, respectively(2)	N/A	(43,169)	(60,850)

Net income, including the effect of stock-based compensation expense — pro forma in 2005(3)	$75,364	$54,863	$(9,580)
Net income per ordinary share and ADS — as reported Basic for prior periods(1)	N/A	1.02	0.53
Net income per ordinary share and ADS — as reported Diluted for prior periods(1)	N/A	1.00	0.52
Net income per ordinary share and ADS — Basic, including the effect of stock-based compensation — pro forma in 2005(3)	0.81	0.61	(0.11)
Net income per ordinary share and ADS — Diluted, including the effect of stock-based compensation — pro forma in 2005(3)	0.79	0.59	(0.11)

(1)	Net income and net income per share prior to 2006 did not include stock-based compensation expense under FAS 123 because the Company had not adopted the recognition provisions of FAS 123.

(2)	Stock-based compensation expense prior to 2006 was calculated based on the pro forma application of FAS 123.

(3)	Net income and net income per share in 2006 included stock-based compensation expense of $43,337 net of tax benefits of $5,696. Net income and net income per share prior to 2006 represented pro forma information based on FAS 123.

The amortization of stock-based compensation expense included in reported net income in 2005 represented amortization of unearned compensation related to stock options assumed in the Crystal Decisions and SRC acquisitions that were unvested at the time of the acquisition, and amortization of RSUs for the Chief Executive Officer and Chief Strategy Officer.

The amortization of Stock-based compensation expense included in net income in 2004 represented amortization of unearned compensation related to stock options assumed in the Crystal Decision acquisition.

Through December 31, 2004, the fair value of stock options, stock purchase plans and warrants was estimated using a Black-Scholes model. On January 1, 2005, the Company changed to a binomial-lattice model to value its stock options and warrants for all grants issued after that date.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The use of a binomial-lattice model requires the use of employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the assumptions used to value the equity awards in 2006, and the related weighted average fair values and weighted average expected lives.

	For the fiscal year ended December 31, 2006
	Warrants	Stock Options	RSUs	IESPP	ESPP

Expected volatility	49%	48%	N/A	40%	N/A
Risk-free interest rate(1)	3.86%	3.73%	N/A	3.05%	N/A
Turnover rate
France	N/A	12%	N/A	N/A	N/A
Officers/Directors	—	14%	14%	11%	N/A
Rest of the world	N/A	20%	20%	11%	N/A
Dividends	—	—	N/A	—	N/A
Weighted average fair value in $	12.51	13.16	30.46	9.23	7.01
Expected life (years)	5.28	4.63	1.81	0.50	N/A

(1)	The Company used five to seven years IBoxx Eurozone interest rates for the stock options and warrants with exercise prices denominated in euro granted to French employees and directors, and three to five years IBoxx Eurozone interest rates for the options with exercise prices denominated in euro granted to employees outside of France. The Company used Euribor six month interest rates for the IESPP with a subscription price denominated in euro.

As part of the FAS 123R adoption, the Company re-evaluated its expected volatility assumptions. Based on the results of the analysis, the Company determined that it was more appropriate to allocate a 75% weight to the historical volatility and a 25% weight to the implied volatility. Prior to January 1, 2006, the Company had used an 82% weight for historical stock price volatility and an 18% weight for implied volatility. Prior to January 1, 2005 and the adoption of the binominal lattice model, the Company used the historical volatility on the Nasdaq Stock Market over 3 years, the expected life of the awards.

The risk-free interest rate assumption was based upon observed interest rates appropriate for the term and currency of the Company’s employee stock options. The turnover rate was based on the Company’s historical data and was applied to determine the number of awards expected to vest during the first year cliff vesting. The dividend yield assumption was based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represented the weighted average period the stock options are expected to remain outstanding and was a derived output of the binomial-lattice model. Prior to January 1, 2005 and the adoption of the binominal lattice model, the expected life of the awards was an input to the Black-Scholes model and was computed based on the historical data related to exercised awards.

The Company used historical employee exercise behavior for estimating future timing of exercises using geographic and employee grade categories to more accurately reflect exercise patterns.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

The tables below summarize the assumptions used to value the equity awards in 2005 and 2004, and the related weighted average fair values and weighted average expected lives.

	For the Year Ended December 31, 2005
	Warrants	Stock Options	RSUs	IESPP	ESPP

Expected volatility	54%	53%	N/A	42%	N/A
Risk-free interest rate(1)	2.54%	3.07%	N/A	2.04%	N/A
Turnover rate
France	N/A	12%	N/A	N/A	N/A
Rest of the world	—	20%	N/A	—	N/A
Dividends	—	—	N/A	—	N/A
Weighted average fair value in $	11.90	13.86	35.94	6.18	8.86
Expected life (years)	4.26	5.01	N/A	0.50	N/A

(1)	IBoxx Eurozone five to seven years rates for the options in euro, and Euribor six month rates for the IESPP.

	For the Fiscal Year Ended December 31, 2004
	Warrants	Stock Options	IESPP	ESPP

Expected volatility	61%	60%	51%	N/A
Risk-free interest rate(2)	3.16%	2.71%	1.00%	N/A
Turnover rate	—	15%	N/A	N/A
Dividends	—	—	—	N/A
Weighted average fair value in $	9.20	11.18	7.63	4.34
Expected life (years)	3.0	3.0	0.50	N/A

(2)	zero-coupon U.S. Treasury bond according to U.S. federal reserve at 3 years for options and six months for the IESPP

Equity award activity during 2006 was as follows (in thousands, except weighted data):

						Weighted-
						Average
				Weighted	Aggregate	Remaining
	Number of Awards			Average	Intrinsic	Contractual
		Stock		Exercise Price	Value	Term
	Warrants	Options	RSUs	(In $)(1)	(In $)(2)	(In Years)

Outstanding at January 1, 2006	435	13,100	389	27.77	200,697	7.10
Granted(3)	45	2,997	489	27.93	16,273
Cancelled/Expired	(45)	(1,863)	(53)	32.40	9,987
Exercised	(30)	(2,047)	(135)	17.57	38,905

Outstanding at December 31, 2006	405	12,187	690	31.86	137,011	6.28
Exercisable at December 31, 2006	255	6,945		34.13	73,401	5.50
Unvested expected to vest at December 31, 2006	150	4,326	548	28.27	51,043	7.20

(1)	translated in U.S. dollars based on the noon buying rate as published by the Federal Reserve of Bank of New York for grants, exercises and cancellations and based on the closing rate for the outstanding options.

(2)	computed as the difference between the exercise price and the closing quote on the NASDAQ on January 1, 2006, at the grant date, at the cancellation date, at the exercise date or at December 31, 2006 respectively, and

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

the option exercise price translated in U.S. dollars as per (1) above. The intrinsic value cannot be negative and may equal to zero when the option exercise price exceeds the closing quote on the NASDAQ.

(3)	as stock options are granted with an exercise price equal to the closing price on Euronext on the grant date, the intrinsic value of grants is limited to RSUs.

The total intrinsic value of options and warrants exercised was $34.4 million, $40.4 million and $41.5 million in 2006, 2005, and 2004, respectively. The total fair value of RSUs vested was $4.5 million and $2.0 million in 2006 and 2005, respectively. No RSUs vested in 2004.

Net cash proceeds from the exercises of stock options and warrants, and from the purchases under the 2004 IESPP and the French ESPP were $54.2 million during 2006. Tax benefits realized by the Company from stock options exercised during 2006 represented $9.4 million.

The following table summarizes the unvested restricted awards as of December 31, 2006 and changes during 2006 were as follows:

		Weighted-
	Number of	Average Grant
	Awards	Date Fair Value
	(In Thousands)	(In $)

Unvested at January 1, 2006	389	37.55
Granted	489	33.46
Vested	(135)	36.81
Forfeited	(53)	35.81

Unvested at December 31, 2006	690	34.93

As of December 31, 2006, total compensation cost related to unvested awards expected to vest but not yet recognized was $78 million, and the Company expects to recognize this expense over a weighted average period of 2.49 years. The unrecognized amount included performance awards for which no FAS 123R grant date had yet been determined. For these awards, the fair value was estimated based on the stock price at the reporting date and on 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during 2006.

The following table summarizes the stock-based compensation expense, net of tax, related to warrants, stock options, RSUs and employee stock purchase plans under FAS 123R during 2006, which was allocated as follows (in thousands):

		Stock
	Warrants	Options	RSUs	IESPP	ESPP	Total

Cost of license fees		$40		$4		$44
Cost of services		4,649	$114	809	$107	5,679
Sales and marketing		12,551	624	2,020	216	15,411
Research and development		6,038	93	774	208	7,113
General and administrative	$962	13,368	6,012	354	90	20,786
Total compensation expense	$962	$36,646	$6,843	$3,961	$621	$49,033
Income tax benefit	—	(5,289)	(407)	—	—	(5,696)
Total compensation expense, net of tax	$962	$31,357	$6,436	$3,961	$621	$43,337

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

9.	Employer Sponsored Employee Savings Plans

French corporate law requires the Company to provide for and contribute to a Legal Profit Sharing Plan (the “Legal Plan”) for substantially all of the employees of its French entity. Contributions under the Legal Plan are based on a formula prescribed by French law and are based on the achievement of certain goals established by the Board of Directors. In addition, employees of the Company’s French entity may receive contributions from a separate statutory profit sharing plan sponsored by the Company. Contributions made under this statutory plan are reduced by contributions required to be made under the Legal Plan. The Company accrued for contributions in the aggregate of $6.8 million for 2006, $5.2 million for 2005, and $6.3 million for 2004.

The Company’s U.S. subsidiary has a defined contribution 401(k) Plan covering substantially all of its U.S. employees. Participants may contribute up to 20% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the U.S. Internal Revenue Service. The Company matches employee contributions at a rate of $0.50 for each U.S. dollar contributed up to a maximum of $2,000 per year per person, subject to a three-year vesting schedule. Company matching contributions to the 401(k) Plan totaled approximately $2.5 million in 2006, $1.7 million in 2005, and $1.3 million in 2004.

The Company’s Canadian subsidiary has a Registered Retirement Savings Plan (“RRSP”) covering substantially all of its Canadian employees. Participants may contribute up to a maximum annual amount as set periodically by the Canada Revenue Agency. The Company matches employee contributions at a rate of Canadian $0.50 for each Canadian dollar contributed up to a maximum of Canadian $2,500 per year per person or 6% of their annual salary, whichever is less. Company matching contributions to the RRSP totaled approximately $2.4 million Canadian in 2006, $2.3 million Canadian in 2005, and $2.1 million Canadian 2004.

The Company’s U.S. subsidiary has a nonqualified deferred compensation plan which permits eligible officers and employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonuses each year. The Company does not contribute to the deferred compensation plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. The assets are held by the Company in a rabbi trust, which is subject to the claims of the general creditors of the Company. The trust’s assets, consisting of an investment in a variable universal life insurance policy backed by insurance dedicated mutual funds, totaled $5.7 million, $4.7 million and $3.8 million at December 31, 2006, 2005, and 2004, respectively, and were classified as short-term investments in accordance with FAS 115. The deferred compensation plan does not allow participants to invest the deferred compensation in the Company’s ordinary shares or ADSs. The liability under the deferred compensation plan was approximately $6.9 million, $5.6 million and $4.5 million at December 31, 2006, 2005, and 2004, respectively, and was included in other current liabilities. Changes to the fair value of the obligation to reflect the amount owed to the employee are adjusted through a corresponding charge to compensation expense. Changes to the fair value of the asset are charged to other income and were not material in total during any of 2006, 2005, or 2004. The difference between the asset and the liability amount represents the unfunded portion of the liability.

French Pension Plan

French law requires the Company to provide for the payment of a lump sum retirement indemnity to French employees based upon years of service and compensation at retirement under the French Pension Plan. Benefits do not vest prior to retirement. This Plan is funded through an insurance company. Every year end, the contributions are set to make the fair value of plan assets equal to the projected benefit obligation. As a result, the net liability (asset) recorded in the consolidated balance sheets is immaterial. This Plan is not material to the Company’s financial position or operating results and thus limited disclosures of this plan are described below.

The Company’s benefit obligation was approximately $1.5 million, $1.4 million and $1.2 million as of December 31, 2006, 2005 and 2004, respectively. The increase in the balance is the result of increases to the obligation for service and interest cost, adjusted by the actuarial valuation and overall impact by the translation of

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

this euro — denominated obligation to U.S. dollars. The benefit obligation is calculated as the present value of estimated future benefits to be paid allocated to services already performed using the Projected Unit Credit method. The following assumptions are used:

(a) Retirement age: 65 years in 2006 and 2005; 62 years in 2004.

(b) Discount rate: 4.7% in 2006; 4.0% in 2005; 5.5% in 2004

(c) Average rate of compensation increase: from 9% to 0% depending on the age in 2006 and 2005; 4% flat rate in 2004.

(d) Expected return on plan assets: 4% in 2006, 2005 and 2004.

Employees do not contribute to the Plan. Employer contributions were less than $0.1 million in 2006, $0.2 million in 2005 and $0.1 million in 2004.

The assets are mainly invested in fixed income and equity instruments. Payments of indemnity amounts in the future will be paid to employees at retirement leave as defined by the collective bargaining agreement.

Italian Indemnity

The Company provides for a termination indemnity for Italian employees whereby a specified amount, as required by Italian law, is accrued as a liability for future payment to employees on termination of employment with a corresponding charge to compensation expense in the period of accrual. At December 31, 2006 and 2005, respectively, the balance of approximately $2.0 million and $2.1 million was recorded as other current liabilities on the consolidated balance sheet. The Company made employer contributions of $0.7 million, $0.6 million and $0.7 million in 2006, 2005, and 2004, respectively.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

10.	Net Income Per Ordinary Share and ADS

The following table sets forth the computation of basic and diluted net income per ordinary share and ADS (in thousands, except per ordinary share and ADS data):

	Year Ended December 31,
	2006	2005	2004

Basic net income per share:
Numerator:
Net income	$75,364	$92,625	$47,123

Denominator:
Weighed average ordinary shares and ADSs outstanding — basic	93,552	90,405	88,748

Net income per ordinary share and ADS — basic	$0.81	$1.02	$0.53

Diluted net income per share:
Numerator:
Net income	$75,364	$92,625	$47,123

Denominator:
Weighed average ordinary shares and ADSs outstanding — basic	93,552	90,405	88,748
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock option plans, RSUs and warrants (treasury stock method)	1,816	2,631	2,329

Weighted average ordinary shares and ADSs outstanding — diluted	95,368	93,036	91,077

Net income per ordinary share and ADS — diluted	$0.79	$1.00	$0.52

For 2006, 2005 and 2004, approximately 2.0 million, 2.5 million and 2.7 million stock options were exercised, respectively, of which approximately 0.6 million, 1.3 million and 2.0 million represented exercises of options held by Business Objects Option LLC. At December 31, 2006, 2005 and 2004, respectively, 13.3 million, 13.9 million and 13.9 million stock options, RSUs and share warrants were outstanding.

For 2006, 2005 and 2004, respectively, 4.2 million, 4.6 million and 6.6 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs were excluded from the calculation of diluted net income per share because the effect would have been antidilutive.

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

Interest and other income (expense), net primarily represents net interest income, patent infringement settlement income, net gains or losses resulting from foreign currency exchange rate changes and other income (loss), net. The following table sets forth information regarding the Company’s interest and other income (expense), net (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net interest income	$15,208	$8,554	$3,696
Patent infringement settlement income, net of litigation expenses	—	—	3,500
Net exchange gains (losses)	(1,814)	5,952	(11,587)
Other income (loss), net	392	(202)	171

Total interest and other income (expense), net	$13,786	$14,304	$(4,220)

Net interest income.  Net interest income increased $6.6 million, or 77%, to $15.2 in 2006 when compared to $8.6 million in 2005. Net interest income increased $4.9 million, or 132%, to $8.6 million from $3.7 million in 2004. These increases resulted from higher cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with the Company’s investment and banking policies. As our worldwide cash position allows, the Company may also invest in short-term investments that typically yield greater rates of return.

Patent infringement settlement income.  A settlement was reached in 2002 in a patent infringement lawsuit the Company filed against Cognos Inc. (“Cognos”), which required Cognos to pay the Company a total of $24.0 million in exchange for rights to the Company’s technology under U.S. Patent No. 5,555,403 with the first $10.0 million installments paid in June 2002, net of $3.1 million of related litigation costs. The remaining balance represented Cognos’ future use of the Company’s patented technology and was paid in eight quarterly installments of $1.75 million which commenced during the quarter ended September 30, 2002 and concluded in the quarter ended June 30, 2004.

Foreign currency exchange gains (losses).

The Company operates largely in the U.S., Europe and Canada and on occasion, the currency exchange rates between the U.S. dollar, the euro, and the Canadian dollar have fluctuated significantly. The Company is generally naturally hedged at an operating income level as levels of foreign currency revenues and expenses are for the most part similar with the exception of its Canadian subsidiary. The Company uses options and forward contracts to hedge the quarterly forecasted intercompany flows between certain subsidiaries worldwide. This strategy permits the Company to mitigate its exposure to the Canadian dollar by protecting against the strengthening Canadian dollar while providing opportunity for participation should it weaken. The Company also uses forward contracts to mitigate the impact on the statement of income by matching the mark to market adjustments on the forward contracts to the gains or losses on the revaluation of intercompany loans and net U.S. dollar positions recorded on the books of its Irish subsidiary.

In 2006, the Company recognized $1.8 million of net foreign currency exchange losses primarily related to the revaluations of assets and inter-company balances. These revaluations resulted in losses primarily due to the U.S. dollar losing approximately 11% against the euro during 2006. During the course of 2005, the currency exchange rates between the U.S. dollar, the euro, and the Canadian dollar fluctuated significantly and the majority of the net exchange gains were the result of currency purchases to settle quarterly intercompany accounts in euro and Canadian dollars. The weakening of the euro compared to the U.S. dollar early in 2005 allowed for significant

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

gains on the purchase of euro to settle intercompany accounts between the U.S. and Irish entities. Significant gains were also realized on the purchase of Canadian dollars by the U.S. and Irish entities.

During 2004, the majority of the net foreign currency exchange loss was the result of the year-end revaluation of assets, the strengthening of the euro compared to the U.S. dollar and mark-to market losses related to large intercompany loans before the Company had adopted a strategy to hedge intercompany loans and mitigate its exposure to these currency variations.

12.	Income Taxes

Income before provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

France	$21,594	$17,514	$21,418
Rest of world	110,027	128,984	56,114

Total	$131,621	$146,498	$77,532

The provision/(benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
France	$5,746	$(2,770)	$5,867
Rest of world	53,756	50,524	26,717

Total current	$59,502	$47,754	$32,584

Deferred:
France	$24	$2,373	$2,702
Rest of world	(3,269)	3,746	(4,877)

Total deferred	$(3,245)	$6,119	$(2,175)

Total	$56,257	$53,873	$30,409

A reconciliation of income taxes computed at the French statutory rate (34.4% in 2006, 34.9% in 2005 and 35.4% in 2004) to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Income tax provision computed at the French statutory rate	$45,317	$51,172	$27,470
Non-deductible acquired in-process research and development	2,391	1,040	—
Non-deductible FAS 123R expense	10,098	—	—
Income at lower tax rates	(9,536)	(10,162)	(6,808)
Research and development tax credits	(7,997)	(7,675)	(3,911)
Net expense on intercompany transfers of intellectual property	12,429	12,515	11,761
Other individually immaterial items	3,555	6,983	1,897

Total	$56,257	$53,873	$30,409

Deferred taxes reflect the net effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$24,260	$31,164
Accrued bonuses and compensation	7,265	5,926
Amortization of intangible assets	4,926	2,905
Accrued rent	2,051	2,657
Credits	5,417	—
Depreciation	12,657	9,303
Stock-based compensation	4,904	—
Reserves, accruals, and other	10,473	9,885

Total deferred tax assets	71,953	61,840
Valuation allowance	(13,527)	(13,342)

Total deferred tax assets	$58,426	$48,498

Deferred tax liabilities:
Intangible assets	$(30,541)	$(20,751)
Deferred revenue	(2,074)	—
Prepaid expenses	(2,222)	—
Other, individually immaterial items	(381)	(62)

Total deferred tax liabilities	(35,218)	(20,813)

Net deferred tax assets(1)	$23,208	$27,685

(1)	At December 31, 2006, balance sheet classification included: $15.2 million in current deferred tax assets, $12.6 million in long-term deferred tax assets, and $4.6 million of long-term deferred tax liabilities. At December 31, 2005, balance sheet classification included: $13.6 million in current deferred tax assets, $17.1 million in long-term deferred tax assets offset by $2.9 million of long-term deferred tax liabilities.

The Company has established a valuation allowance on acquired net operating losses that may not be utilized due to limitations under Section 382 of the Internal Revenue Code, and capital loss carryforwards where utilization is dependent upon future capital gains. At December 31, 2006, the valuation allowance was $13.5 million, which was an increase of $.2 million from 2005. The valuation allowance placed on acquired net operating losses will result in a tax benefit to be allocated to goodwill and other identifiable intangible assets, rather than tax expense, when subsequently recognized.

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company’s incentive stock option plan reduced taxes currently payable as shown above by approximately $7.3 million, $8.5 million and $8.8 million during 2006, 2005 and 2004, respectively. Such benefits were credited to additional paid-in capital when realized.

The ultimate realization of deferred tax assets depends upon future income during the periods in which those temporary differences become deductible. Based on historical income and projections for future income over the periods that the deferred tax assets reverse, the Company believes it is more likely than not it will realize the benefits of its deferred tax assets except for certain acquired net operating losses.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, the Company had U.S. federal and state net operating loss carryforwards of approximately $60.2 million and $11.6 million, respectively. These net operating loss carryforwards will expire in various years through 2022 if not utilized. As of December 31, 2006, the Company had alternative minimum tax credit carry forwards of $3.2 million which may be carried forward indefinitely. The Company also had research and experimentation credit carryforwards of approximately $4.2 million for US federal income tax purposes as of December 31, 2006 which expire in various years through 2026.

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

During 2006, the Company received an assessment of tax from the French tax authorities of approximately 85 million euros including interest and penalties for the 2003 and 2004 tax years. The principal issue underlying the notice is the proper valuation methodology for certain intellectual property which the Company transferred from France to its Irish wholly owned subsidiary in 2003 and 2004. The Company believes it used the correct methodology in calculating the taxes it paid to the French government and intends to defend vigorously against the payment of additional taxes. There can be no assurance that the Company will prevail, however, and the final determination that additional tax is due could materially impact the Company’s financial statements.

At December 31, 2006, the Company had not recognized a deferred tax liability on the undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries might impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

13.	Segment and Geographic Information

Segment.  The Company has one reportable segment — business intelligence software products. The Company recognizes its net license fees from three product families: information discovery and delivery, enterprise performance management solutions and enterprise information management solutions. The Company does not track services revenues by product family as it is impracticable to do so. The following table summarizes net license fees recognized from each product family (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net license fees(1):
Information discovery and delivery	$427,900	$447,557	$427,181
Enterprise performance management solutions	78,033	40,690	28,026
Enterprise information management solutions	54,298	27,390	18,166

Total net license fees	$560,231	$515,637	$473,373
Total service revenues	693,529	561,514	452,258

Total revenues	$1,253,760	$1,077,151	$925,631

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

(1)	The Company does not have VSOE for its licensed products. Accordingly, these amounts represent the residual values of contracts and, to the extent that more than one product was sold in a transaction, the allocation of value between products is based purely upon the proportionate value ascribed to each product in the arrangement.

Geography.  Operations outside of France consist principally of sales, marketing, finance, customer support and research and development activities. The following is a summary of total revenues by major geographic location including country of domicile (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenues(1):
United States	$642,605	$503,798	$408,727
Europe, Middle East and Africa (EMEA), excluding France	371,752	355,104	311,746
France	107,466	95,174	85,942
Americas, excluding the United States	44,907	42,179	44,565
Asia Pacific	87,030	80,896	74,651

Total revenues	$1,253,760	$1,077,151	$925,631

(1)	The basis for attributing revenues from Customers to individual countries is primarily the location of the customer.

The following is a summary of total long-lived assets by major geographic location (in thousands):

	December 31,
	2006	2005

Long-lived assets:
United States	$1,284,523	$1,255,168
Europe, Middle East and Africa (EMEA), excluding France	125,392	61,976
France	37,333	50,587
Americas, excluding the United States	60,474	47,967
Asia Pacific	10,103	7,918

Total long-lived assets	$1,517,825	$1,423,616

The Company’s employees in France represented 12% of its labor force at December 31, 2006. The Company’s employees in France have been represented by the CFDT Union — Confédération Francaise Démocratique du Travail — since October 2002 and by the CGT Union — Confédération Générale du Travail — since November 2002. The collective bargaining agreements the Company has entered into with the unions have been renewed annually. The Company has never experienced any work stoppage.

Under French law, the Company’s management is required to hold monthly meetings with a delegation of elected employee representatives called the comité d’entreprise, to discuss employment matters and the Company’s economic condition and to provide appropriate information and documents relating to these matters. As required under French law, two employee representatives are entitled to be present at meetings of the Company’s Board of Directors but do not have any voting rights.

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

14.	Escrows Payable and Restricted Cash

Escrows payable and restricted cash consisted of the following (in thousands):

	December 31,
	Escrows Payable		Restricted Cash
	2006	2005	2006	2005

Funds held in escrow in connection with the acquisition of Acta	$6,536	$6,423	$6,536	$6,423
Bonuses to former Acta employees, subject to indemnification obligations	304	300	278	276
Cash subject to withdrawal restrictions on deposit of security for bonuses to be paid to Acta employees, subject to employment related contingencies	—	—	353	353
Funds held in escrow in connection with the acquisition of SRC	133	15,005	133	15,005
Funds held in escrow in connection with the acquisition of Infommersion	8,473	—	11,476	—
Funds held in escrow in connection with the acquisition of Medience	3,314	—	3,314	—
Funds held in escrow in connection with the acquisition of Firstlogic	10,884	—	15,930	—
Funds held in escrow in connection with the acquisition of ALG	4,308	—	4,308	—
Other	587	—	669	100

Total balances — short-term	$34,539	$21,728	$42,997	$22,157

Cash held to support letter of credit for San Jose premises	$—	$—	$3,477	$6,954
Funds held in escrow in connection with the acquisition of Infommersion	—	8,000	—	11,002
Funds held in escrow in connection with the acquisition of Medience	—	2,902	—	2,902
Funds held in escrow in connection with the acquisition of ALG	5,875	—	5,875	—
Other	1,779	—	1,779	—

Total balances — long-term	$7,654	$10,902	$11,131	$20,858

The Company held an aggregate of $23.4 million at December 31, 2006, in escrows payable related to its acquisitions in 2006 primarily related to Firstlogic and ALG. The amounts are due through November 2008. The Company held an aggregate of $11.9 million at December 31, 2006, in escrows payable related to the 2005 acquisitions of SRC, Infommersion and Medience and these amounts are due through October 2007. The remaining balance of $6.8 million in escrows payable at December 31, 2006, related to the purchase of Acta in 2002.

All escrow amounts are subject to indemnification obligations and are secured by restricted cash.

In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $3.5 million. The letters of credit are renewable and are secured by restricted cash.

Restricted cash related to the acquisition of Infommersion includes an additional $3.0 million related to an employee escrow account representing retention payments due to former executives, and will be available for

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

release from April 2007 through October 2007. As of December 31, 2006, these amounts were not yet earned and were not considered payable at December 31, 2006.

At December 31, 2006, there was approximately $5.0 million of restricted cash relating to the Firstlogic acquisition that had not been forwarded by the escrow agent to certain of the Firstlogic shareholders. In January 2007, approximately $4.9 million of this amount was forwarded to a certain Firstlogic shareholder.

The amounts relating to Acta were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta, which was not resolved as of December 31, 2006 and therefore remains in the escrow account.

In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provides that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. The remaining balance, if any, will be distributed once all claims related to the Informatica action are resolved. At December 31, 2006, the Company had incurred $7.5 million of costs associated with defending its position against Informatica. During 2006, the Company wrote off approximately $0.3 million of these costs but believes it will be eligible to claim the remaining $7.2 million against the remaining cash amounts in escrow.

15.	Credit Agreement

On December 8, 2004, the Company entered into an unsecured credit facility (the “Credit Agreement”), which was scheduled to terminate on December 2, 2005. This agreement was amended in each of December 2005 and January 2006. The Company entered into a new unsecured credit facility with the same financial institution (the “Second Credit Agreement”) in March 2006, which superseded the Credit Agreement and the amendments in their entirety, and was originally scheduled to terminate in February 2007 but the maturity date has been extended to May 31, 2007. The terms of the Second Credit Agreement are essentially unchanged from the Credit Agreement. The Second Credit Agreement provides for up to €100 million (approximately $132 million using the exchange rate as of December 31, 2006) which can be drawn in euros, U.S. dollars or Canadian dollars. The Second Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The Second Credit Agreement restricts certain of the Company’s activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

Pursuant to the Second Credit Agreement, the amount available is reduced by the aggregate of all then outstanding borrowings. Borrowings are limited to advances in duration of 10 days to 12 months, and must be at least equal to € 1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. This unsecured credit line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the Second Credit Agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of € 5 million, without penalty. At December 31, 2006, there were no balances outstanding against this Second Credit Agreement.

16.	Accounting for and Disclosure of Guarantees

Guarantor’s Accounting for Guarantees From time to time, the Company enters into certain types of contracts that require it to indemnify parties contingently against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

environmental and other liabilities, and other claims arising from its use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company; and (iii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on its balance sheets as of December 31, 2006 or December 31, 2005. The Company carries coverage under certain insurance policies to protect it in the case of unexpected liability; however, this coverage may not be sufficient.

On August 30, 2006, the Company entered into an agreement with a bank to guarantee the obligations for certain of its subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, the Company amended the guarantee to include all of our subsidiaries. At December 31, 2006, there were three forward contracts with this bank under this guarantee in the aggregate notional amount of $26.6 million. In addition, there were four option contracts with this bank under this guarantee in the aggregate notional amount of $12.4 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at December 31, 2006.

The Company entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At December 31, 2006, there were three option contracts with the bank under this guarantee in the aggregate notional amount of $11.2 million. In addition, there were nine forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $66.1 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at December 31, 2006.

As approved by the Company’s Board of Directors resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At December 31, 2006 there were no liabilities due under this arrangement.

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

Business Objects S.A.

Notes to Consolidated Financial Statements — (Continued)

Other Liabilities and Other Claims.  The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at December 31, 2006 or 2005 did not represent material liabilities. These liabilities were not associated with the Crystal Decisions restructuring plan.

17.	Supplemental Financial Information (Unaudited) — Selected Quarterly Data

The following table presents unaudited quarterly operating results for each of the eight quarters in the two-year period ended December 31, 2006. This information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results of any future period.

	Three Months Ended
	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,
	2006(1)	2006(1)	2006(1)	2006(1)	2005	2005	2005	2005
	(In thousands, except per share data)

Total revenues	$370,570	$310,435	$294,484	$278,271	$304,586	$261,381	$262,409	$248,775
Gross profit	288,944	231,958	218,185	209,528	238,847	199,358	202,379	190,226
Acquired in-process research and development	3,430	—	3,300	300	1,200	2,384	—	—
Restructuring costs	—	—	—	—	150	—	—	—
Income from operations	56,959	29,495	13,453	17,928	45,742	30,088	34,947	21,417
Net income	$35,509	$19,569	$7,949	$12,337	$34,913	$19,567	$23,139	$15,006

Net income per ordinary share and ADS — basic	$0.37	$0.21	$0.09	$0.13	$0.38	$0.22	$0.26	$0.17

Net income per ordinary share and ADS — diluted	$0.37	$0.21	$0.08	$0.13	$0.37	$0.21	$0.25	$0.16

(1)	Gross profit, income from operations and net income for all quarters in 2006 include the impact of stock-based compensation expense recorded in accordance with FAS 123R. See Notes 1 and 8 to the Consolidated Financial Statements for additional information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Business Objects. Business Objects’ internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the fair presentation of published financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

As permitted under Section 404 of the Sarbanes-Oxley Act, we excluded our 2006 acquisitions, most notably Firstlogic and ALG, from the scope of the internal control evaluation. These acquisitions represented less than 2% percent of total assets (excluding goodwill and intangible assets) as of December 31, 2006 and less than 3% percent of revenues for the year then ended.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following are our directors and executive officers and certain information about them as of December 31, 2006:

Name	Age	Principal Occupation and Business Experience

Bernard Charlès	50	President of Dassault Systèmes S.A. Mr. Charlès has been Chief Executive Officer of Dassault Systèmes, a worldwide leader in product lifecycle management, since 2002 and President of Dassault Systèmes since 1995. Prior to becoming President, Mr. Charlès served as Dassault Systèmes President of Research and Development from 1988 to 1995 and as President of Research and Strategy from 1985 to 1988. Mr. Charlès is also a director of Dassault Systèmes, Dassault Systèmes Corp., Dassault Systèmes K.K., DELMIA Corp., Solidworks Corporation, SmarTeam Corporation Ltd. (until May 2006), Abaqus Inc. and Dassault Systèmes Canada, Inc. Mr. Charlès joined our Board of Directors in 1998 and serves as a member of our Compensation Committee. Mr. Charlès’ term of office on our Board of Directors will expire at the close of our 2007 Annual Shareholders meeting.
Jean-François Heitz	57	Consultant and Private Investor. Mr. Heitz was Deputy Chief Financial Officer at Microsoft Corporation from April 2000 to June 2003. Mr. Heitz joined Microsoft France in 1989 as Deputy General Manager, and served in a number of different roles during his tenure, including Corporate Treasurer. Prior to Microsoft, he spent nine years at Matra SA (Group Lagardere), a French multinational high-tech conglomerate, in various business and finance positions and four years with Air Liquide as an Operations Research engineer. Mr. Heitz is a member of the Board of Directors and Chairman of the Audit Committee of Wavecom S.A., ARC International Corporation and Bull S.A.; he is a member of the Board of Directors of Total Immersion and TIR Systems Ltd. Mr. Heitz joined our Board of Directors in May 2003, and he also serves on our Audit Committee as Chairman and financial expert. Mr. Heitz’s term of office on our Board of Directors will expire at the close of our 2009 Annual Shareholders meeting.
Gerald Held	58	Consultant. Since 1999, as a Principal of Held Consulting LLC, Dr. Held has been a strategic consultant primarily to Chief Executive Officers of technology firms ranging from startups to very large organizations. In 1998, Dr. Held was ‘‘CEO-in-residence” at the venture capital firm Kleiner Perkins Caulfield & Byers. Through 1997, Dr. Held was Senior Vice President of Oracle’s server product division. Prior to Oracle, Dr. Held spent 18 years at Tandem Computers Incorporated. Dr. Held is the Chairman of the Board of Directors of Software Development Technologies, Inc. and Vertica Systems, Inc. He currently serves as a member of the Boards of Directors of Openwave Systems Inc., Mirapoint Inc. and MetaMatrix Inc., and is Chairman and a member of the Compensation Committee of Vertica Systems. Dr. Held joined our Board of Directors in October 2002. Dr. Held is also the lead independent director, Chairman of our Compensation Committee, a member of our Corporate Governance Committee and a member of our

Name	Age	Principal Occupation and Business Experience

		Nominating Committee. Mr. Held’s term of office on our Board of Directors will expire at the close of our 2008 Annual Shareholders meeting.
Kurt Lauk	60	President of Globe CP GmbH. Dr. Lauk is President of Globe CP GmbH, an investment & advisory firm he co-founded in July 2000. Dr. Lauk was elected President of the Economic Council of the Christian Democratic Party of Berlin (Germany) in November 2000. From February to July 2000, he was a member of faculty of the Stanford University Business School. From 1996 to 1999, Dr. Lauk served in various capacities at Daimler-Benz and the Mercedes-Benz Group, including Member of the Board of Management — Commercial Vehicle Division and was a member of the Chairman’s Integration Council of Daimler-Chrysler A.G. From 1992 to 1996, Dr. Lauk was Executive Senior Vice President (Member of the Board of Management) of Finance Controlling of VEBA A.G. (today Eon AG). From 1989 to 1992, he served as Vice Chairman, Chief Financial Officer and Chief Marketing Officer of Audi AG. From 1984 to 1989, Dr. Lauk served as Chief Executive Officer of Zinser Textilmaschinen GMbH. From 1978 to 1984, Dr. Lauk served in various capacities at the Boston Consulting Group, including Director of the Munich office, and Vice President and Director of BCG, Inc. (Boston USA). Dr. Lauk is a member of the Board of Directors of Corus Group plc, Gehring GmbH & Co KG, Scheuffelen Papierfabrik and ForteMedia. Dr. Lauk joined our Board of Directors in June 2004. Dr. Lauk also serves on our Audit Committee. Dr. Lauk’s term of office on our Board of Directors will expire at the close of our 2007 Annual Shareholders meeting.
Carl Pascarella	64	Executive Advisor, Texas Pacific Group. Mr. Pascarella is currently affiliated with Texas Pacific Group as an Executive Advisor. He recently retired as President and Chief Executive Officer from Visa U.S.A. Inc., after twelve years of service. Before assuming that position, he was President and Chief Executive Officer of Visa Asia Pacific Region and Director of the Asia-Pacific Regional Board. Before joining Visa, Mr. Pascarella was Vice President, International Division at Crocker National Bank and Vice President, Metropolitan Banking at Bankers Trust Company. Mr. Pascarella was also head of the California International Banking and Trade Finance organization for Crocker National Bank. Mr. Pascarella joined our Board of Directors in March 2005. He is also a member of our Compensation Committee. His term of office on our Board of Directors will expire at the close of our 2007 Annual Shareholders meeting.

Name	Age	Principal Occupation and Business Experience

David Peterschmidt	59	President and Chief Executive Officer of Openwave Systems, Inc. Since November 2004, Mr. Peterschmidt has served as President and Chief Executive Officer of Openwave Systems Inc., a telecommunications software and services company. From October 2003 to November 2004, Mr. Peterschmidt served as the Chief Executive Officer and Co- Chairman of the Board of Directors of Security, Inc. Mr. Peterschmidt served as President, Chief Executive Officer and Director of Inktomi, Inc., an internet infrastructure company, from July 1996 to March 2003, and served as Chairman of the Inktomi board from December 1997 to March 2003. He currently serves as a member of the Boards of Directors of Openwave Systems, Inc., and UGS, a private software company. Mr. Peterschmidt joined our Board of Directors in May 2003. He is also Chairman of our Nominating Committee and a member of our Audit Committee. Mr. Peterschmidt’s term of office on our Board of Directors will expire at the close of our 2009 Annual Shareholders meeting.
Arnold Silverman	68	Consultant and Private Investor. Since 1991, Mr. Silverman has been a venture capital investor. Mr. Silverman was a Director of Oracle from 1984 to 1991. Mr. Silverman currently serves as a member of the Board of Directors in Remend Inc. Mr. Silverman is Mr. Liautaud’s father-in-law. Mr. Silverman joined our Board of Directors in February 1991, and he is also Chairman of our Corporate Governance Committee. Mr. Silverman’s term of office on our Board of Directors will expire at the close of our 2007 Annual Shareholders Meeting.

		Executive Officers

John Schwarz	56	Chief Executive Officer and Director. Mr. Schwarz was elected as Chief Executive Officer of the Company in September 2005 and was appointed to our Board of Directors in January 2006. Before joining Business Objects, Mr. Schwarz served as President and Chief Operating Officer of Symantec Corporation from December 2001 to September 2005. Prior to joining Symantec, from January 2000 to November 2001, Mr. Schwarz served as President and Chief Executive Officer of Reciprocal Inc., which provided business-to-business secure e-commerce services for digital content distribution over the internet. Before joining Reciprocal, Mr. Schwarz spent 25 years at IBM Corporation where most recently he was General Manager of IBM’s Industry Solutions unit, a worldwide organization focused on building business applications and related services for IBM’s large industry customers. Mr. Schwarz serves as a member of the Board of Directors of the Information Technology Association of America’s Software Board. Mr. Schwarz’s term of office on our Board of Directors will expire at the close of the 2009 Annual Shareholders meeting.

Name	Age	Principal Occupation and Business Experience

Bernard Liautaud	44	Chairman of the Board and Chief Strategy Officer. Mr. Liautaud is a founder of the Company and has served as Chairman of the Board of Directors since our incorporation in August 1990. He served as Chief Executive Officer from August 1990 through September 2005. Mr. Liautaud was appointed as our Chief Strategy Officer in September 2005. Prior to the founding of Business Objects, Mr. Liautaud was the Sales Marketing Manager with Oracle Corporation’s French subsidiary. Mr. Liautaud is the son-in-law of Mr. Silverman, one of the Company’s Directors. Mr. Liautaud is a member of the Board of Directors of My SQL. Mr. Liautaud’s term of office on our Board of Directors will expire at the close of the Company’s 2009 Annual Shareholders meeting.
James R. Tolonen	57	Chief Financial Officer. Mr. Tolonen joined Business Objects as Senior Group Vice President and Chief Financial Officer in January 2003. Before joining our Company, he served as Chief Operating Officer and Chief Financial Officer of IGN Entertainment, Inc. from October 1999 to December 2002. Mr. Tolonen was a Director of IGN Entertainment and a Director and member of the Compensation Committee of Closedloop Solutions, Inc. until 2003. From April of 1998 to September of 1998, Mr. Tolonen was the President and Chief Financial Officer of Cybermedia, Inc. Prior to that, Mr. Tolonen was Chief Financial Officer and a member of the Office of the President at Novell, Inc. from 1989 to 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of our registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors, and more than 10% stockholders are also required by SEC rules to furnish us with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act.

Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3 of the Exchange Act and Forms 5 and amendments thereto furnished to us with respect to 2006, and any written representations referred to in Item 405(b)(1) of Regulation S-K of the Securities Act stating that no Forms 5 were required, we believe that, during 2006, all Section 16(a) filing requirements applicable to our officers and directors and more than 10% shareholders were complied with, except as follows: one late report on Form 4 filed by Mr. Lauk regarding the purchase of shares. A corrective filing was made for this incidence of noncompliance.

Ethics Code

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers which applies to our principal executive officer, unless we have both a Chief Executive Officer and a President, in which case it is applicable to both, our principal financial officer, our principal accounting officer, controller and divisional vice presidents of finance. We have also adopted a Code of Business Conduct and Ethics applicable to all our employees with the exception of our French and Italian employees. A revised version of our Code of Business Conduct and Ethics was adopted by our Board of Directors on October 19, 2006. Finally, in order to comply with French law and Italian law requirements, we have also adopted a Code of Business Conduct and Ethics for French Employees and a Code of Business Conduct and Ethics for Italian employees that apply to all our directors, officers and employees who are located in France and Italy, respectively. Our Codes of Ethics are publicly available on our website at www.businessobjects.com or are also available, without charge to you, upon written request made to us at 157/159 rue Anatole France, 92300 Levallois-Perret, France Attention: Legal Department. Any waiver or amendment to any of our codes of ethics pertaining to a member of our board or one of our executive officers will be disclosed on our website at www.businessobjects.com or in a Current Report on Form 8-K filed with the

SEC. The information contained on or connected to our Internet website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Procedures for Submitting Shareholder Proposals

A new French law was promulgated on December 12, 2006 and changes the procedure shareholders must follow to submit a proposal for the agenda for our annual meeting of shareholders or a special meeting.

Initially, under French corporate law, owners of our ordinary shares, either alone or together with other owners of our ordinary shares, who held a defined percentage of our share capital could propose new resolutions or modifications to the resolutions for the agenda of our shareholders meetings presented by the Board of Directors to the shareholders for their approval no later than 10 days following publication of the notice of the shareholders meeting in the BALO. Such notice had to be published at least 30 days prior to the date of our shareholders meetings. The number of our ordinary shares required to be held to propose new resolutions varied depending on our share capital. These owners of our ordinary shares were required to provide an ownership certificate at the time the shareholder makes a proposal.

The new French law stipulates that the notice must now be published at least 35 days prior to the date of our shareholders meeting. We expect to publish a notice of our next shareholders meeting in the BALO on March 31, 2007.

The new French law also extended the period to propose the resolutions as follows:

•	if the issuer publishes its notice up to 45 days before the shareholder’s meeting, a shareholder may provide a proposal during the 25-day period after the issuer’s BALO notice;

•	if the issuer publishes its notice more than 45 days before the shareholder’s meeting, a shareholder may provide a proposal during the 20-day period after the issuer’s BALO notice.

However, the owners of our ordinary shares are now required to provide an ownership certificate at the time the shareholder submits the proposal and at the record date (i.e. three business days before the shareholder’s meeting), otherwise the proposal will not be included on the agenda for shareholders meeting.

The new French law did not amend the number of our ordinary shares required to be held to propose new resolutions, which varies depending on our share capital. Based on our share capital as of January 31, 2007, such minimum number of shares was 2,214,374.

New resolutions or modifications to the resolutions by our shareholders and the required ownership certificate must be sent (i) to our registered office at 157-159 rue Anatole France, 92300, Levallois-Perret, France, Attention: Chairman of the Board of Directors, by registered mail with acknowledgement of receipt requested or (ii) by electronic mail with tracking option of delivery receipt to presidence@businessobjects.com.

An ADS holder does not have a right to present proposals to our shareholders meeting. If an ADS holder wants to submit proposals at our next shareholders meeting, the ADS holder would need to convert the ADSs into ordinary shares by contacting our Depositary and complying with the rules describe above.

The internal process of review of the shareholder proposals by the Corporate Governance Committee or the Nominating Committee and by the Board of Directors was not changed.

Procedures for Submitting Shareholder Proposals Relating to Nominees for Director

The new French law also changes the procedure for submitting shareholder proposals to nominate a person to serve as a director. In addition to the new conditions described above, the owners of our ordinary shares who want to nominate a person to serve as a director of Business Objects must provide the following information about the nominee:

•	name, age and professional background over the last 5 years;

•	position in Business Objects, if any; and

•	number of Business Objects shares held, if any.

The internal process of review of the proposal by the Nominating Committee and by the Board of Directors was not changed.

Director Independence

Our Directors named and listed in this Item 10 of this Annual Report on Form 10-K are independent according to the listing standards applicable to us, except Mr. Schwarz and Mr. Liautaud, due to their positions as our officers, and Mr. Silverman, due to his family relationship with Mr. Liautaud.

Our Audit Committee currently consists of Messrs. Heitz, Lauk, and Peterschmidt. The regulations of the Nasdaq Stock Market require the Audit Committee to be comprised of at least three independent members. The Board of Directors has determined that Messrs. Heitz, Lauk, and Peterschmidt meet the independence requirements of the listing standards of the Nasdaq Stock Market and that Mr. Heitz and Mr. Lauk are “audit committee financial experts” as defined in the rules of the SEC.

Our Compensation Committee consists of Messrs. Held, Charlès, and Pascarella. None of the Compensation Committee members is an employee of Business Objects and each member meets the independence requirements of the listing standards of the Nasdaq National Market and the rules of the SEC.

Our Nominating Committee consists of Messrs. Peterschmidt and Held. None of the Nominating Committee members is an employee of Business Objects and each member meets the independence requirements of the listing standards of the Nasdaq National Market and the rules of the SEC.

Our Corporate Governance Committee consists of Messrs. Silverman and Held. None of the Corporate Governance Committee members is an employee of Business Objects.

Corporate Governance

In accordance with French corporate law, the Board of Directors, who are elected by the shareholders, is the ultimate decision-making body of Business Objects except for matters reserved to its shareholders. The Board of Directors determines the direction of our activities and oversees their implementation. Within the limits of our corporate purposes and the powers expressly reserved by law to shareholders, our Board of Directors addresses and resolves through its deliberations all questions relating to our good standing. Our Board of Directors implements all controls and verifications that it deems appropriate. The Chairman of the Board of Directors or the Chief Executive Officer is required to disclose to each Director all documents and information necessary to the fulfillment of his or her duties.

The Board of Directors is led by its Chairman. The Chairman directs and organizes the activities of the Board of Directors and reports to the shareholders on such activities. The Chairman sees that the various bodies of Business Objects operate correctly and, in particular, that Directors are each able to fulfill their duties.

Our general management is carried out under the responsibility of and at the election of the Board of Directors, by either the Chairman of the Board or by the Chief Executive Officer (“Directeur Général”). Our Board of Directors selects between these two alternatives at each election or renewal of the Chairman, or at each election or renewal of the Chief Executive Officer if the office of the Chairman and the office of the Chief Executive Officer are separate. Our Board of Directors does not have a policy on whether the roles of the Chief Executive Officer and Chairman should be separate. Our Board of Directors believes it should be free to make that determination any way that seems best for Business Objects at a given point in time.

The Chief Executive Officer, or the Chairman, if he or she assumes the duties of the Chief Executive Officer, is vested with extensive powers to act under all circumstances on our behalf within the limits of our corporate purposes, except for those powers expressly granted by law to a meeting of the shareholders and those specially reserved to the Board of Directors. The Chief Executive Officer represents us vis-à-vis third parties. Any limitation of the Chief Executive Officer’s powers imposed by our Board of Directors is not enforceable vis-à-vis third parties.

The corporate governance principles established by our Board of Directors provide a structure within which directors and management can effectively pursue our objectives. Our Board of Directors and its Corporate Governance Committee periodically reviews our corporate governance practices and policies. Our Board of Directors adopts changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and any rule changes applicable to us made by the SEC, the Nasdaq National Market and French Law.

Structure and Composition of the Board of Directors

Our Board of Directors is currently composed of nine Directors. The Board of Directors has adopted a charter which provides that the Board of Directors shall have a majority of directors meeting the independence criteria established by the Nasdaq Stock Market and recommended by the AMF each as may be amended from time to time. Our Board of Directors has determined that Messrs. Charlès, Held, Heitz, Lauk, Peterschmidt and Pascarella are independent under Rule 4200(a)(15) of the Nasdaq Stock Market.

Principal Functions of the Board of Directors

Our Board of Directors’ principal functions are to: review and approve our strategic direction and annual operating plan and monitor our performance; evaluate the performance of the Chairman and Chief Executive Officer; review management’s performance and compensation, based on the Compensation Committee’s recommendations; review management succession planning; advise management; monitor and manage potential conflicts of interests of management, Directors and shareholders; ensure the integrity of financial information with the input of the Audit Committee; and monitor the effectiveness of the governance practices under which it operates and make changes to such practices as needed.

At each quarterly meeting of our Board of Directors, the independent members of our Board of Directors meet without members of management or employee directors present.

Generally, directors receive information well in advance of meetings of the Board of Directors so they will have an opportunity to prepare for discussion of the items at the meeting. Particularly sensitive subject matters may be discussed at the meeting without advance distribution of written materials.

At meetings of the Board of Directors, ample time is scheduled to assure full discussion of important matters. Management presentations are scheduled to allow for a substantial proportion of the meeting time to be open for discussion and comments.

Directors are expected to rigorously prepare for, attend and participate in all meetings of the Board of Directors and applicable committees. This allows Directors to spend the time needed to properly discharge their obligations. Each Director is expected to ensure that other commitments do not materially interfere with his or her service as a Director.

Board of Directors Access to Management

Directors have access to our management. Furthermore, Directors encourage management to include at the Board meetings relevant persons who can provide additional insight about the matters being discussed and to give those persons exposure to the Board of Directors.

Applying Governance Principles to Our Business

The Board of Directors and management believe corporate governance must operate at every level of our business. Through our internal audit function, we monitor compliance with our key financial policies and practices around the globe, which are monitored by our Audit Committee. In addition, we have a hotline available to all employees to encourage and facilitate anonymous reporting of suspected violations of our policies, the Codes of Business Conduct and Ethics or other financial irregularities.

Education and Enforcement

Effective governance must be founded in personal accountability and the enforcement of policies prohibiting unethical behavior. It is therefore critical to provide our employees with the knowledge and resources necessary to make ethical business decisions. We are committed to providing training courses and tools to prepare employees to make sound decisions in their busy daily business environment.

Board of Directors Meetings and Committees

The Board of Directors held a total of 13 meetings, including four quarterly meetings and nine technical meetings during 2006. The average rate of attendance was 89.7%. Mr. Peterschmidt attended eight meetings out of 13 (61.5%). During 2006, no other incumbent Director attended in person or via conference call fewer than 75% of the total number of meetings of the Board of Directors during the period he was a member of the Board of Directors. Mr. Liautaud, Mr. Silverman, Mr. Heitz and Mr. Schwarz attended all meetings.

We do not have a policy with respect to Director attendance at shareholders’ meetings. Messrs. Liautaud, Charlès, Lauk and Schwarz attended the 2006 shareholders meeting.

In 2006, the Audit Committee held 15 meetings and had an average attendance rate of 84.4%. The Compensation Committee held eight meetings and all meetings were fully attended. The Corporate Governance Committee held five meetings and all meetings were fully attended. The Nominating Committee held one meeting and only one member of the two attended. The members of the Committees meet the membership criteria specified in their respective charters.

The Audit Committee

The Audit Committee currently consists of Messrs. Heitz, Lauk and Peterschmidt.

The regulations of the Nasdaq Stock Market require the Audit Committee to be comprised of at least three independent members. The Board of Directors has determined that Messrs. Heitz, Lauk, and Peterschmidt meet the independence requirements of the listing standards of the Nasdaq Stock Market and that Mr. Heitz and Mr. Lauk are “audit committee financial experts” as defined in the rules of the SEC. The Board of Directors created the Audit Committee in October 1993 and the Audit Committee adopted a written charter in June 2000. The Board of Directors most recently amended the Audit Committee charter in October 2005. A copy of the charter is available on our web site at www.businessobjects.com. The Audit Committee is responsible for, among other things:

•	retaining, evaluating and terminating the independent auditors subject to the powers that are expressly reserved under French corporate law to the board of directors and to the shareholders at annual general meetings;

•	reviewing the annual report of the independent auditors;

•	reviewing the audit plan and scope with the independent and internal auditors;

•	reviewing with management and the independent, and internal auditors our quarterly financial statements, semi-annual financial statements, annual financial statements and disclosures, including disclosure controls and procedures and Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the public release or filing of these statements;

•	consulting with independent, and internal auditors and reviewing with them the results of their quarterly review, annual audit and other examinations;

•	reviewing and approving in advance the annual budget for audit services;

•	reviewing and approving in advance any non-audit services;

•	reviewing and approving any material accounting policy changes;

•	reviewing the effectiveness and operation of our system of internal controls and internal control over financial reporting;

•	reviewing and approving, subject to board of directors’ and shareholders’ ratification if applicable, all related party transactions;

•	establishing procedures for the receipt and treatment of complaints regarding accounting, controls, or auditing matters and/or corporate attorneys’ reports of evidence of a material violation of securities laws;

•	reviewing and evaluating its performance and report such evaluation to the board of directors at least once a year; and

•	reviewing and evaluating whether it complies with its membership requirements and taking corrective action, as necessary, at least once a year.

On June 15, 2004, we sent a letter to the Nasdaq Stock Market notifying the exchange of our reliance on an exemption to the requirements of Nasdaq Stock Market Rule 4350 on the basis of our status as a foreign issuer subject to a law, regulation or rule of a public authority that is contrary to the provisions of such Nasdaq Stock Market rule. Nasdaq Stock Market Rule 4350(d)(3) requires audit committee compliance with Exchange Act Rule 10A-3(b)(2), which in turn requires that the audit committee be “directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the listed issuer, and each such registered public accounting firm must report directly to the audit committee.” However, article L.225-228 of the French Commercial code requires that auditors be proposed for appointment by the general meeting of the shareholders in a draft resolution from the Board of Directors. French law requires that the auditors are to be solely removed and appointed by the shareholders and not the audit committee. Based on the foregoing, compliance with Exchange Act Rule 10A-3(b)(2) would be contrary to the law of the authority exercising jurisdiction over Business Objects and contrary to generally accepted business practice in France, and we are exempted from compliance with such Exchange Act Rule. As a result of this exemption, the Audit Committee does not have the powers of direct oversight over auditing firms generally contemplated by the Nasdaq Stock Market listing standards. We do not, however, believe that reliance on this exemption has a material adverse affect on the performance of the Audit Committee or the independence of our auditors.

In order to achieve its mission more effectively, the Audit Committee holds a minimum of four meetings per year, meets with the independent auditors without management, and may consult with external counsel when necessary.

The Compensation Committee

The Board of Directors created a Compensation Committee in January 1994 and adopted a written charter in May 2003 that was amended in October 2005. A copy of the charter is available on our website at www.businessobjects.com. The Compensation Committee, which currently consists of Messrs. Held, Charlès, and Pascarella, is responsible for reviewing the compensation and benefits for our Chief Executive Officer and other executive officers. None of the Compensation Committee members is one of our employees, and each member meets the independence requirements of the listing standards of the Nasdaq Stock Market and the rules of the SEC.

The Nominating Committee

The Board of Directors created a Nominating Committee and adopted a written charter in May 2003, which was amended in October 2005. A copy of the charter is available on our website www.businessobjects.com. The Nominating Committee, which currently consists of Messrs. Peterschmidt and Held, is responsible for assisting the Board of Directors, the Chairman, and Chief Executive Officer in selection of Directors and officers and making recommendations to the Board regarding director nominees. None of the Nominating Committee members is one of our employees, and each member meets the independence requirements of the listing standards of the Nasdaq Stock Market and the rules of the SEC.

The shareholders who meet the requirements and conditions set by French law to propose resolutions as described in section “Procedure for Submitting Shareholder Proposals” could also propose nominees for Directors. The Nominating Committee will review the proposal and will consider persons recommended by our shareholders in the same manner as a nominee recommended by other Board members or by the management. The Nominating

Committee will then make recommendation about this proposal to the Board of Directors which would finally decide to recommend to vote for or against this proposal. The Board of Directors will then manage or direct the legal department to implement all formalities required by French and U.S. laws to submit this proposal to the vote of the next shareholders’ meeting, regardless of matter its recommendation.

The Nominating Committee determines and recommends to the Board of Directors, as appropriate, desired director qualifications, expertise and characteristics. The Nominating Committee periodically conducts searches for potential director candidates that have corresponding attributes, as well as an ability to add to the Board’s existing strength; evaluates, proposes and approves nominees for election or appointment to the Board of Directors; and considers and evaluates stockholder nominees for election to the Board of Directors. In performing these tasks, the Nominating Committee has the authority to retain, compensate and terminate any search firm that may be used to identify director candidates.

The Board of Directors, on the Nominating Committee’s recommendation, has also appointed Mr. John Schwarz to fill a vacant seat on the Board of Directors created by Mr. Roux’s resignation. Mr. John Schwarz is not independent in accordance with the rules of the Nasdaq Stock Market and the SEC because he is our Chief Executive Officer.

The Corporate Governance Committee

The Board of Directors also created a Corporate Governance Committee and adopted a written charter in May 2003, which was amended in October 2005. A copy of the charter is available on the our website at www.businessobjects.com. The Corporate Governance Committee, which currently consists of Messrs. Silverman and Held, is responsible for assisting the Board of Directors, the Chairman and Chief Executive Officer in developing principles of corporate governance (including the implementation of the corporate codes of ethics and business conduct), reviewing shareholder proposals submitted to us (excluding any proposal relating to the nomination of a member of the Board of Directors, which will be reviewed by the Nominating Committee), reviewing and assessing the adequacy of our articles of association, and reviewing and assessing committee assignments and rotation practices. None of the Corporate Governance Committee members is one of our employees.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Executive Compensation Philosophy

Our executive pay programs are designed to:

•	Attract and retain executives who will contribute to our long-term success by paying compensation that is competitive with the practices of other leading high technology companies;

•	Align the interests of our executives with our shareholders’ by providing stock based compensation to encourage long-term value creation; and

•	Set challenging performance goals and reward that performance through short-term incentives upon achievement of these goals.

Our general compensation philosophy is to pay for performance. All compensation elements — cash, short-term incentives, and long-term incentives in the form of equity awards — are designed to provide increased compensation with an increase in our performance. The Compensation Committee believes that total cash compensation should vary with our performance in attaining financial and non-financial goals. While both stock options and RSUs are used to provide stock-based compensation, they are weighted to stock options as more appropriate to the executive level to reward shareholder value creation and to provide at-risk performance compensation. RSUs and other full-value share awards assist in managing the overall pool and dilution, and are a competitive factor in recruiting. Performance awards (options and RSUs with specific performance requirements for vesting) were introduced in 2005 for the Chairman of the Board of Directors and for the Chief

Executive Officer, and may be offered more broadly to other senior executives going forward to reinforce the links between performance and all forms of compensation.

Our executive compensation programs apply to the Chairman of the Board of Directors, the Chief Executive Officer, other officers, and other members of the Executive Committee, a committee comprised of the Chairman, Chief Executive Officer, Chief Financial Officer, General Counsel and other executives who report to the Chief Executive Officer. The Compensation Committee is responsible for the preparation of the pay programs for the officers that are subsequently approved by the Board of Directors. In 2006, other Business Objects vice presidents participated in similar compensation programs that were managed by their respective senior executives.

All executive compensation programs are administered by the Human Resources department. Our compensation experts work with outside compensation consultants, Aon (Radford), to compile survey data, conduct analyses and prepare recommendations related to competitive positioning and plan designs for our executive cash and equity programs.

Executive Officer Compensation — Cash

Philosophy and Practice of Cash Compensation.  The Compensation Committee has authorized a cash compensation program that is competitive and leveraged in favor of variable bonus pay relative to the market. Total cash compensation is comprised of annual base salary and annual (or semi-annual) bonuses which vary with performance of the individual and Business Objects. For 2006, target competitive positioning for total cash compensation was the 65th percentile for comparable positions in a select list of peer software companies and technology-based companies of reasonably similar size. The Compensation Committee agreed that compensation for officers with exceptional skills can be above the targeted competitive position.

Base Salary.  The purpose of the base salary program for executive officers is to offer competitive remuneration for the skills and leadership required in specific executive positions. The annual base salaries of executive officers are initially determined by evaluating the responsibilities of the position and the experience and performance of the individual, with reference to the competitive marketplace for executive talent. For 2006, the competitive review included a comparison to base salaries for comparable positions in a select list of peer software companies and technology-based companies of reasonably similar size. The Compensation Committee reviewed and affirmed the comparative framework used to define the peer companies and data sources, and set a targeted competitive position of the 50th percentile on average for base salary compensation.

The Compensation Committee reviews executive officer salaries annually at the beginning of the fiscal year and recommends adjustments to them as appropriate to reflect changes in the market conditions and individual performance and responsibility. The Compensation Committee reports to the Board of Directors the results of such review and makes its recommendation of any Board of Directors action necessary with respect to the compensation of the our Chief Executive Officer and other executive officers. For 2006, annual executive officer salaries were recommended and approved in January. For 2007, annual executive officer salaries were recommended and approved in January and February 2007.

Short-term Incentive Bonus.  The purpose of the executive officer bonus program is to motivate and reward our executives to grow the business profitably and achieve corporate goals. Target bonus awards for each executive officer are based on our overall results, his or her potential impact on our operating and financial results, and market competitive practices for similar positions. For 2006, the Compensation Committee recommended bonus targets in conjunction with base salaries in order to position executive officer total cash compensation at the 65th percentile of the peer group outlined above. To achieve this competitive position, the variable bonus targets are higher than the average short-term incentive bonus targets for the peer company positions noted above, and generally more aligned with a benchmark set of software company executive positions in companies with revenues greater than $1.0 billion.

The actual bonuses awarded to executive officers are determined based on achievement of individual and Business Objects’ performance goals. Executive officers have the opportunity to earn a variable incentive bonus of up to their specified target percent of the base salary if certain performance criteria are met, with the ability to overachieve these performance criteria. For 2006, short-term incentive bonuses for the first half and the second half of the year were based on our achievement of certain revenue and operating income targets (i.e., the annual board plan) as well as personal objectives. Board of Directors approved performance targets were set at the beginning of the year, and were adjusted and approved by the Board of Directors for the second half to incorporate the effects of acquisitions and market changes that occurred in the first half of the year.

Our performance targets are established by the Board of Directors as stretch goals for the year, with 80-90% probability of being met if Business Objects continues on course to increase shareholder value. Funding of the bonus plan based on these metrics rises with increased performance and is reduced with below-target performance.

Achievement of individual performance objectives — stretch goals established annually or semiannually to reflect the strategic priorities for each executives — modifies the actual bonus awards paid, and typically ranges from 40% to 120% attainment.

Payments to executive officers and other executives who participate in the same incentive bonus plan were made in August 2006 (first half bonus) and February 2007 (second half bonus), reflecting performance against the revenue and operating income targets as well as performance against individual goals. Further, for the first half of 2006, the Chief Executive Officer and the Chief Strategy Officer each forfeited a portion of their performance-based incentive bonus to contribute to a modest bonus pool for employees (performance award reduced 12% from earned amount) following the second quarter of 2006. This adjustment was made to recognize valued employee contributions in a period when our profits did not otherwise fund a quarterly bonus.

The Business Objects and individual performance criteria for the executive officer incentive bonus awards are proposed each year by the Compensation Committee and approved by the Board of Directors. Our performance criteria include revenue and operating margin plans, which are adjusted mid-year to incorporate the effects of acquisitions and divestitures. Further adjustments of each half-year plan may be made only with approval of the Board of Directors. The individual performance criteria include shared goals among all executives — typically achievement of key strategic initiatives within the performance period — and individual objectives unique to the executive position. The individual performance achievement, as a percentage, is applied to the bonus generated by achievement of the Business Objects performance measures.

Bonuses are paid to all executives who are employed on the last day of the performance period. An executive officer who leaves Business Objects prior to the end of the performance period is not eligible to receive any bonus for that period.

Long-term Incentive Bonus.  At this time, we do not have any cash-based long-term incentive bonus programs.

Other Cash Compensation.  From time to time, executive officers may be eligible to receive cash compensation related to reimbursement for relocation expenses or unique bonuses for achieving milestones (for example, in 2004, special bonuses were granted when we achieved $1.0 billion of revenues). In 2006, the named executive officers did not receive any special or additional compensation other than as described in the Summary Compensation Table included on page 127 of this Annual Report on Form 10-K.

Deferred Compensation.  The named executive officers are eligible to participate in our non-qualified deferred compensation plan, which is offered to all highly compensated employees. The plan follows U.S. Internal Revenue Code regulations for such plans, and allows the participant to elect to defer a portion of base and/or bonus compensation each year. In 2006, only the Chief Executive Officer elected to participate in the plan, as noted in the Non-Qualified Deferred Compensation table beginning on page 131 of this Annual Report on Form 10-K.

Executive Officer Compensation — Equity Awards

Philosophy and Practice of Equity Awards.  The Compensation Committee believes that stock options and restricted stock awards align executive and shareholder interests by providing executives an opportunity to participate in shareholder returns. Equity awards encourage executives to manage Business Objects from the perspective of an equity owner and with a view to achieving our long-term goals.

Historically, we have granted stock options to our executives. Stock options provide recipients the opportunity to purchase Business Objects stock for a specified price once certain time and/or performance-based goals have been met.

In 2004, our non French subsidiaries implemented an RSU plan (the “Sub-Plan”) and delegated their authority to grant RSUs under the Sub-Plan to a designated committee (the “Administrator”). Since November 2005, the Administrator has granted certain executive officers RSUs that vest based upon specified time and/or performance-based measures. RSUs provide recipients the right to acquire Business Objects stock free of charge once specified time and/or performance-based vesting goals have been met.

French law does not allow us to grant RSUs directly. Since 2006, however, French law allows French companies to grant equivalent equity awards to their employees, i.e. allocation of shares, free of charge, that vest based upon specified time and/or performance-based measures. At the 2006 annual meeting of shareholders, we received approval to implement this type of program for French employees and our Board of Directors adopted the 2006 Stock Plan in October 2006. We have implemented this French equivalent of the Sub-Plan for our French executives and other eligible French employees and began to grant share awards under this French ESPP in 2007. Such awards provide recipients the right to acquire our stock free of charge once specified time and/or performance-based vesting goals and legal conditions have been met.

While both stock options and RSUs are used to provide stock-based compensation, they are weighted to stock options as more appropriate to the executive level to reward shareholder value creation and to provide at-risk performance compensation. RSUs and other full-value share awards assist in managing the overall pool and dilution, and are a competitive factor in recruiting. By design, the equity grants made to executive officers are typically weighted so that two-thirds of the value offered is through stock options, and one-third of the grant value is from RSUs. The same philosophy applies to all vice president and executive positions in Business Objects, while other employees who participate in the equity programs received grants equally weighted in value with stock options and RSUs in 2006.

Eligibility for Equity Grants.  Executives are eligible for new hire and merit equity grants. Our Board of Directors typically grant stock options and/or RSUs to new executives on or after their first day of employment. These are known and approved as new hire grants with vesting starting on the date of hire, and pricing based on the standard formula (see below). In addition, it has been our Board of Directors’ practice to grant merit stock options to certain executives annually in a program designed to ensure a competitive unvested equity position for each executive officer. Prior benefit from stock price gains, or wealth accumulation over time, is not a consideration in determining the annual equity awards; rather, the future value of the opportunity is intended to be a competitive incentive to remain with us and drive high performance and value for shareholders. Beginning in 2006, we have generally granted restricted stock awards to some portion of our executives once a year as part of the merit grant program. In certain instances, executive officers may also be eligible for special, promotional or retention-related equity grants.

Certain non-executive employees are eligible for merit and new hire equity awards, depending upon their job title and level, and approved equity guidelines for their positions. In some cases, non-executive employees may also be eligible for special equity awards.

Equity Grant Guidelines, Vesting and Price.  All equity awards are made in accordance with our established equity grant guidelines, which are approved by the Compensation Committee. These guidelines stipulate the number of options and RSUs that the Compensation Committee or management, as the case may be, may recommend be granted to executives and non-executives based upon job title and level, and country of employment, at the time of hire or selection for a merit award, such that the annual allocation of shares available will be equitably distributed. The guidelines are evaluated annually relative to a competitive survey of companies that grant equity awards, and adjusted as appropriate to remain competitive and within the parameters of the total pool of shares authorized by the shareholders for this purpose. The Compensation Committee approves the guidelines, and reviews any award recommendations from management that exceed the guidelines. The actual number of shares recommended for new hire executive or non-executive equity grants depends upon the position, responsibilities and competitive marketplace for the particular position. The Compensation Committee determines and recommends any grants to the Chief Executive Officer and the Chairman, of which there were none in 2006.

As long as the executive (or employee) remains continuously employed by us, the standard vesting schedule for stock options granted under our stock option plans is 25% of the option shares following 12 months of employment and 1/48th of the total amount of option shares per month thereafter. RSUs typically vest over a three year period, with 1/3 of the shares vesting annually on each anniversary of the effective date, so that the restricted stock grant will be fully vested on the third anniversary of the effective date.

The pricing of stock option grants for all executives and employees is established according to French law and shareholder authorizations, and is at least equal to 100% of the closing price of one Business Objects ordinary share on Euronext the trading day before the grant date. Options and RSUs are denominated in Ordinary Shares and priced, with respect to options, in euros.

Approval of Equity Grants.  Our human resources and legal departments prepare a list of proposed equity grants for approval by the Board of Directors and the Administrator. The proposed equity award grant list is compiled through manager recommendations in accordance with the equity grant guidelines for specific job levels and countries of employment for the intended recipients. The Compensation Committee reviews the equity grant recommendations with executive management. Then the Board of Directors and the Administrator approve all recommended equity grants. The Chairman of the Board of Directors and the Chief Executive Officer do not participate in the deliberation or voting regarding their personal stock option grants.

Timing of Equity Awards.  The Board of Directors may approve stock option grants only at its meetings held in accordance with the timing restrictions imposed by French law. Specifically, we cannot and do not grant any stock options during:

•	the 10 trading days before and after release of material non-public information, including earnings-related information; or

•	During the period beginning on the date that we become aware of material non-public information until 10 trading days after disclosure of this information (during the “quiet period” for instance).

In addition, the meetings of the Board of Directors are typically scheduled six to 24 months in advance.

If we possess material non-public information at the time of a scheduled Board of Directors meeting, the Compensation Committee presentation to the Board of Directors of any stock option grant recommendations is delayed until at least 10 trading days following the public release of this information. The Board of Directors has no program, plan or practice to grant equity awards in anticipation of the release of positive news or to delay the grant of equity awards in anticipation of negative news. Further, we have not timed, nor do we intend to time, the release of our material non-public information for the purpose of affecting the value of any equity awards.

There is no difference in the timing of option grants to executive officers and to employees as the timing restrictions outlined above apply to all option grants. The timing restrictions imposed by French law apply to stock option grants only. To date we have applied these restrictive rules to other equity award grants, and have granted RSUs during the specific time periods described above and usually at the same time as option grants.

Performance-based Equity Awards.  In 2005, the Board of Directors awarded performance-based stock options and RSUs to the Chief Executive Officer and the Chairman/Chief Strategy Officer. Vesting of these equity awards over a three year period is dependent upon achievement of specific Business Objects performance criteria set at the beginning of each fiscal year, including revenue targets and operating margin targets for the year. In accordance with the plan provisions applicable to 2006, our performance criteria were fixed for 2006, and have not been adjusted for acquisitions, divestitures, or changes in market conditions. At the end of each performance period, the Compensation Committee reviews and approves the calculation of vesting for the period. In 2006, no new performance-based equity grants were awarded.

Executive Officer Compensation — Benefits and Retirement Plans

We do not offer a pension plan for U.S. employees. We offer a 401(k) plan for all U.S. employees. No named executive officers participated in the 401(k) plan in 2006. We also offer a retirement plan for all French employees to allow them to receive annuities in addition to the French legal social security retirement plan annuities at the time of their legal retirement age. Mr. Liautaud, our Chairman, participates in this plan. Further information about this plan and Mr. Liautaud’s participation are presented in the Pension Benefits table included in this Annual Report on Form 10-K.

We pay the premium of individual life insurance policies for each of Mr. Schwarz, our Chief Executive Officer, and Mr. Liautaud, our Chairman. These payments are reported in the compensation summary table included in this Annual Report on Form 10-K. Other than these life insurance policies, we do not provide any of the named executive officers with any benefits, retirement plans or medical coverage in excess of what it makes available to employees generally who are located in the same countries.

Executive Officer Compensation — Post-Employment Compensation

Our executive officers are generally entitled to certain severance benefits if their employment is terminated by us without cause or by the executive for good reason. Mr. Liautaud and Mr. Schwarz are entitled to severance benefits whether their termination occurs in connection with a change in control or in circumstances unrelated to a change of control. In addition, Mr. Liautaud and Mr. Schwarz are entitled to severance benefits in connection with a termination of their employment as a result of death or disability. Senior Vice-Presidents are entitled to severance benefits only if their termination occurs in connection with a change of control. These severance benefits include: (i) cash severance based on a certain percentage of the executive officer’s base salary, (ii) cash severance based on a certain percentage of the executive’s target bonus, (iii) accelerated vesting of unvested equity awards as of the date of termination and (iv) a continuation of health care benefits for a certain period of time following the termination date. The Compensation Committee considers title, responsibilities and prior performance in selecting the severance payout triggers. A description of post-employment compensation for the executive officers whose compensation is set forth in the Summary Compensation Table is described below under “Post-Employment/Change-in-Control Payment” on page 117 of this Annual Report on Form 10-K.

Section 162(m) of the Internal Revenue Code limits deductions for certain executive compensation in excess of $1 million in any taxable year unless it is “performance based”. Non performance based compensation of some executives exceeded $ 1 million in 2005 and 2006 and is expected to exceed $1 million in 2007. Accordingly, a portion of the compensation of these executives was not and will not be deductible by Business Objects. While the Compensation Committee will consider deductibility under Section 162(m) with respect to future compensation arrangements with officers, deductibility will not be the sole factor in ascertaining appropriate levels of compensation.

With respect to certain named executive officers, we have agreed to pay them a gross up amount or to restructure their compensation to the extent necessary to offset the excise tax payable pursuant to Section 4999 of the Code if their severance payments constitute “parachute payments” within the meaning of Section 280(G) of the Code.

With respect to certain named executive officers, we have agreed to amend their severance agreements to the extent necessary to avoid the imposition of additional tax or income recognition under Section 409A of the Code and any related IRS regulations prior to paying their severance.

EXECUTIVE COMPENSATION

Set forth below is information regarding compensation earned by or awarded to the following Business Objects executive officers in 2006: Bernard Liautaud, our Chairman and Chief Strategy Officer; John Schwarz, our Chief Executive Officer; James R. Tolonen, our Chief Financial Officer — Senior Vice President Finance and Administration; and Susan J. Wolfe, our Senior Vice President General Counsel and Secretary. These individuals are referred to in this Annual Report on Form 10-K as our named executive officers and represent our most highly compensated officers (as that term is defined in Rule 16a-1(f) of the Exchange Act) whose total compensation exceeded $100,000 in 2006.

SUMMARY COMPENSATION
For the Year Ended December 31, 2006

The following table sets forth compensation earned by or awarded to our named executive officers in 2006.

									Change in the
									Pension Value
									and
								Non-Equity	Nonqualified
								Incentive	Deferred
				Stock		Option		Plan	Compensation	All Other
		Salary	Bonus	Awards		Awards		Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(2)		($)(2)		($)	($)	($)		($)

John Schwarz	2006	750,000	0	4,388,214	(4)	3,267,444	(5)	514,072	0	0		8,919,729
Chief Executive Officer
James Tolonen	2006	350,000	0	0		664,295	(6)	124,372	0	0		1,138,667
Chief Financial Officer
Bernard Liautaud(1)	2006	515,000	0	1,319,729	(7)	3,590,106	(8)	384,463	0	80,616	(3)	5,889,915
Chairman & Chief Strategy Officer
Susan Wolfe	2006	315,000	20,000	17,705	(9)	492,387	(10)	120,891	0	0		965,983
Senior Vice President — General Counsel & Secretary

(1)	All amounts are stated in U.S. dollars. For payment in total or in part in currencies other than the U.S. dollars, translation of compensation into U.S. dollars is calculated using the average exchange rate of U.S. dollar against the British pound and the euro, for 2006. Bernard Liautaud is the only named executive officer paid in currencies other than the U.S. dollar. Due to variations to the exchange rates of the U.S. dollar against the British pound and the euros, the U.S. dollar values included in this table do not reflect actual amounts for Mr. Liautaud.

(2)	Assumptions made in the valuation pursuant to FAS 123R are discussed in note 8 to the consolidated financial statements and in the Management Discussion & Analysis. Options were issued to the named executive officers in ordinary shares and the exercise price is denominated in euros, except for options assumed in connection with business combinations. When the exercise price is in euros, the fair value is computed in euros as well. The stock compensation expense, booked on a quarterly basis, is then converted into U.S. dollars based on the exchange rate used to convert the financial statements.

(3)	All other compensation for Mr. Liautaud includes (i) $1,000 of taxable benefit he receives for his UK personal medical and dental insurance (BUPA); (ii) car allowance expenses of $7,054 (iii) life insurance premiums of $6,110, and (iv) payments of $66,452 to the French pension retirement plans which are contributions by us on his behalf.

(4)	Represents the stock-based compensation of the RSUs granted on November 22, 2005.

(5)	Represents the stock-based compensation of the options granted on November 11, 2005.

(6)	Represents the stock-based compensation of the options granted on March 14, 2003.

(7)	Represents the stock-based compensation of the RSUs granted on November 22, 2005.

(8)	Represents $45,460 of options granted on January 11, 2002, $1,445,020 of options granted on August 26, 2003, $1,384,071 of options granted on February 23, 2004, $116,500 of options granted on December 15, 2004 and $599,055 of options granted on November 11, 2005.

(9)	Represents the stock-based compensation of the RSUs granted on May 31, 2006.

(10)	Represents $41,018 of options granted on October 1, 2003, $224,904 of options granted on February 23, 2004, $186,401 of options granted in December 15, 2004 and $40,064 of options granted on May 31, 2006.

GRANTS OF PLAN BASED-AWARDS
For the Year Ended December 31, 2006

The following table sets forth grant of awards made to our named executive officers in 2006.

									All Other
								All Other	Option
								Stock	Awards:	Exercise	Grant
								Awards:	Number of	or Base	Date Fair
		Estimated Possible Payouts Under Non-Equity						Number of	Securities	Price of	Value of
		Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			Shares of	Underlying	Option	Stock and
Name of the		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options	Awards	Option
Executive Officer	Grant Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(#)	($/Sh)(3)	Awards($)(4)

John Schwarz	none	375,000	750,000	1,350,000	0	0	0	0	0	0	0
	25/01/06(5)				37,500	75,000	75,000	0	0	39.15	1,148,250
	25/01/06(6)				16,062	32,123	32,123				1,317,364
James Tolonen	none	87,500	175,000	262,500	0	0	0	0	0	0	0
Bernard Liautaud	none	257,500	515,000	927,000	0	0	0	0	0	0	0
	25/01/06(7)				12,500	37,500	37,500	0	0	0	1,537,875
Susan Wolfe(8)	none	78,750	157,500	236,250	0	0	0
	05/31/2006							4,125		0	121,646
	05/31/2006								25,125	29.99	313,309

(1)	The non-equity incentive plan of the named executive officers, is defined by Business Objects’ executive compensation policy plan approved by our Board of Directors and Compensation Committee. According to this plan, the named executive officers are entitled to the additional payment of a percentage of their salary (the bonus target) depending on the percentage of achievement of Business Objects’ goals. The 2006 plan is based on Business Objects’ revenue and operating margin goals as outlined in our annual operating plan, and we set the following payout rules: (a) if the percentage of achievement is lower than 85%, the Named Executive Officers will not be entitled to any payment; (b) if the percentage of achievement is 85% or more, the Named Executive Officers will be entitled to 50% or more of their bonus target; (c) if the percentage of achievement is 100%, the Named Executive Officers will be entitled to 100% of their bonus target; and (d) if the percentage of achievement exceeds 100%, the Named Executive Officers will be entitled to up to 150% (Mr. Tolonen and Ms. Wolfe) or 180% (Mr. Schwarz and Mr. Liautaud) of their bonus target.

(2)	The vesting conditions of the performance options are set by the Board and the vesting conditions of the performance RSUs are set by the administrator of the 2001 Stock-Incentive Sub-Plan.

(3)	Options were issued to the named executive officers in ordinary shares and denominated in euros. The exercise prices and fair values were determined using an exchange rate on December 31, 2006 of 1.3204.

(4)	Assumptions used to determine the value of the awards noted in the table value are discussed in note 8 to the consolidated financial statements and in the Management’s Discussion & Analysis of Financial Condition and Results of Operations. The fair value is computed in euros, so it was converted into U.S. dollars based on the exchange rate applicable on the accounting grant date.

(5)	These performance options were granted on November 11, 2005 (legal grant date) but the final performance criteria were set on January 25, 2006 (accounting grant date).

(6)	These performance RSUs were granted on November 22, 2005 (legal grant date) but the final performance criteria were set on January 25, 2006 (accounting grant date).

(7)	These performance RSUs were granted on November 22, 2005 (legal grant date) but the final performance criteria were set on January 25, 2006 (accounting grant date).

(8)	The RSUs granted to Ms. Wolfe were granted under our 2001 Stock Incentive Sub-Plan and vest annually by one-third on May 31, over three years. The options granted to Ms. Wolfe were granted under our 2001 Stock Incentive Plan and vest as follows: 25 % of the options vest twelve months after the grant date and 1/48th of the options vest each month thereafter, provided that Ms. Wolfe remains in Continuous Status as a Beneficiary, as defined by the plan.

OUTSTANDING EQUITY AWARDS
At December 31, 2006

The following table sets forth the outstanding equity awards of our named executive officer as of December 31, 2006.

								Stock Awards
											Equity
											Incentive
										Equity	Plan Awards:
			Option Awards(1)							Incentive	Market or
					Equity					Plan Awards:	Payout
					Incentive					Number of	Value of
					Plan Awards:				Market	Unearned	Unearned
			Number of	Number of	Number of			Number of	Value of	Shares,	Shares,
			Securities	Securities	Securities			Shares or	Shares or	Units or	Units or
			Underlying	Underlying	Underlying	Option		Units of	Units of	Other	Other
		Vesting	Unexercised	Unexercised	Unexercised	Exercise	Option	Stock that	Stock that	Rights that	Rights that
Name of the Executive		Commencement	Options (#)	Options (#)	Unearned	Price	Expiration	have not	have not	have not	have LNot
Officer	Grant Date	Date	Exercisable	Unexercisable	Options (#)	($)(2)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

John Schwarz	11/11/05	09/12/05	140,625	309,375	0	39.15	11/11/15
	11/11/05	(3)	0	0	225,000	39.15	11/11/15
	11/22/05	09/12/05(4)						132,513	5,227,638	0	0
	11/22/05	(5)						0	0	96,371	3,801,836
James Tolonen	03/14/03	01/01/03	73,870	5,730	0	19.54	03/14/13
Bernard Liautaud	04/01/99	04/01/99	150,000	0	0	12.09	04/01/09
	06/05/00	06/05/00	150,000	0	0	87.50	06/05/10
	02/09/01	02/09/01	75,000	0	0	72.32	02/09/11
	06/15/01	06/15/01	100,000	0	0	41.20	06/15/11
	01/11/02	01/11/02	250,000	0	0	55.85	01/11/12
	08/26/03	08/26/03	333,332	66,668	0	30.41	08/26/13
	02/23/04	02/23/04	283,333	116,667	0	34.18	02/23/14
	12/15/04	12/15/04	25,000	25,000	0	23.15	12/15/14
	11/11/05	11/11/05	35,208	94,792	0	39.15	11/11/15
	11/22/05	(6)						0	0	25,000	986,250
Susan Wolfe	10/01/03	10/01/03	9,945	2,618	0	29.40	10/01/13
	2/23/04	12/11/03	48,750	16,250	0	34.18	2/23/14
	12/15/04	12/15/04	40,000	40,000	0	23.15	12/15/14
	5/31/06	5/31/06	0	25,125	0	29.99	05/31/16
	5/31/06	(7)						4,125	162,731	0	0

(1)	The outstanding options reported in this table are subject to the following vesting schedule: 25% of the options vest twelve months after the vesting commencement date and 1/48th of the options vest each month thereafter, unless a specific vesting schedule is described in the related footnote, and provided that the named executive officer remains in Continuous Status as a Beneficiary, as defined by the plan.

(2)	The option prices are in euros. They were converted into U.S. dollars using an exchange rate on December 31, 2006, of 1.3204.

(3)	These options may be exercisable, in whole or in part, in accordance with the following schedule and conditions: 1/6th of the options will vest on each of March 15, 2007, 2008 and 2009 depending on the operating margin goal achievement and 1/6th of the options will vest on each of March 15, 2007, 2008 and 2009 depending on revenue goals achievement.

(4)	These restricted stock units (RSUs) are subject to the following vesting schedule: 25% of the RSUs vest twelve months after the vesting commencement date and 1/48th of the RSUs vest each month thereafter, provided that the named executive officer remains in Continuous Status as a Beneficiary, as defined by the plan.

(5)	These RSUs may vest, in whole or in part, in accordance with the following schedule and conditions: 1/6th of the RSUs will vest on each of March 15, 2007, 2008 and 2009 depending on the operating margin goal achievement and 1/6th of the RSUs will vest on each of March 15, 2007, 2008 and 2009 depending on revenue goals achievement.

(6)	These RSUs may vest, in whole or in part, in accordance with the following schedule and conditions: 1/4th of the RSUs will vest on each of March 15, 2007 and September 15, 2007 depending on the operating margin achievement and 1/4th of the RSUs will vest on each March 15, 2007 and September 15, 2007 depending on revenue goals achievement.

(7)	These RSUs vest by one-third over three years beginning on the first anniversary date of the grant.

OPTIONS EXERCISED AND STOCK VESTED
For the Year Ended December 31, 2006

The following table sets forth the stock options exercised by and the RSUs vested of our named executive officers in 2006, on aggregate basis.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name of the Executive Officer	Exercise (#)	Exercise ($)(1)	Vesting (#)	Vesting ($)(2)

John Schwarz	0	0	110,231 (3)	3,689,911
James Tolonen	120,400	1,947,979	0	0
Bernard Liautaud	150,000	4,073,842	21,882 (4)	765,526
Susan Wolfe	0	0	0	0

(1)	The Option Awards value realized is determined by using the closing price of one ADS on the Nasdaq Stock Market on the exercise date less the exercise price in euros converted into U.S. dollars, using the applicable exchange rate at noon on the exercise date.

(2)	The Stock Awards value realized is determined by using the closing price of one ADS on the Nasdaq Stock Market on the vesting date.

(3)	Including 49,204 ADS surrendered for withholding tax purposes.

(4)	Including 10,229 ADS surrendered for withholding tax purposes.

PENSIONS BENEFITS
For the Year Ended December 31, 2006

The following table sets forth the information with respect to retirement plans of our named executive officers in 2006.

		Number of	Present	Payments
		Years of	Value of the	During
		Credited	Accumulated	Last Fiscal
Name of the Executive Officer	Plan Name	Services (#)	Benefit ($)(1)	Year ($)

John Schwarz	none	0	0	0
James Tolonen	none	0	0	0
Bernard Liautaud(2)	Generali	10	10,481	0
	Arial	3	7,258	0
Susan Wolfe	none	0	0	0

(1)	All amounts are stated in U.S. dollars. For amounts in total or in part in currencies other than the U.S. dollars, translation of compensation into U.S. dollars is calculated using the average exchange rate of U.S. dollar against the euro, for 2006. Bernard Liautaud is the only named executive officer with amounts in currencies other than the U.S. dollar. Due to variations of the exchange rates of the U.S. dollar against the euro, the U.S. dollar value in this table does not reflect actual amounts for Bernard Liautaud.

(2)	Mr. Liautaud benefits from a French retirement plan, in addition to the French social security plan in his capacity as Chairman. This plan is implemented by us and managed by a French insurance company. The initial plan managed by Generali was terminated on December 31, 2003 and replaced by a new plan managed by Arial on January 1, 2004. The purpose of these plans is to receive annuities in addition to the French legal social security plan annuities. Mr. Liautaud contributes 2% of his salary and bonus to the plan. The amount of the annuity is calculated according to the insurance company formula, based on the amount of the contribution and interest.

NON-QUALIFIED DEFERRED COMPENSATION
For the Year Ended December 31, 2006

The following table sets forth the contributions and earnings of our named executive officers under non-qualified deferred compensation plans.

	Executive	Registrant	Aggregate		Aggregate
	Contributions in	Contributions in	Earnings in	Aggregate	Balance at
	Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
Name of the Executive Officer	Year ($)	Year ($)	Year ($)	Distribution ($)	Year End ($)

John Schwarz	163,711 (1)	0	36,205 (1)	0	199,916
James Tolonen	0	0	0	0	0
Bernard Liautaud	0	0	0	0	0
Susan Wolfe	0	0	0	0	0

(1)	The contributions and earnings reported in this table are related to 2006 compensation only and were not reported as compensation earned in 2005 by Mr. Schwarz.

The nonqualified Deferred Compensation Plan permits eligible officers and employees to defer up to a maximum of 85% of their base salary and up to 100% of their bonus and non-equity incentive plan compensation each year. We do not contribute to the Deferred Compensation Plan. Participants may elect to receive distributions from the plan at a pre-determined date or upon termination of employment or retirement, based upon years of service. The assets are held by us in a rabbi trust, which is subject to the claims of our general creditors. The trust’s assets, consisting of an investment in a variable universal life insurance policy backed by insurance dedicated mutual funds, totaled $5.7 million and $4.7 million at December 31, 2006, and 2005, respectively, and were classified as short-term investments in accordance with FAS 115. The Deferred Compensation Plan does not allow participants to invest the deferred compensation in our ordinary shares or ADSs.

POST-EMPLOYMENT/CHANGE-IN-CONTROL PAYMENTS TABLE

Potential Post-Employment Payments

We and/or our controlled affiliates entered into employment agreements with John Schwarz, Bernard Liautaud, Susan Wolfe and James Tolonen. Each agreement may be terminated by either us or the executive officer at any time with or without cause. In addition, the employment agreements provide for annual salary and bonus amounts and, in some cases, severance benefits, as may be adjusted from time to time by the Compensation Committee and/or the Board of Directors.

Susan J. Wolfe resigned from her position as General Counsel effective March 1, 2007. On February 28, 2007, Ms. Wolfe entered into an employment agreement with our wholly owned subsidiary, Business Objects Americas, pursuant to which she agreed to work part time for a three month transition period, which may be extended for another three months. Ms. Wolfe has agreed to assist us to recruit and facilitate the transition of a new general counsel. We have agreed to pay Ms. Wolfe $400 per hour for her services, subject to applicable withholding, and she has agreed to provide us with up to 15 hours per week at our request. Ms. Wolfe’s options to purchase our ordinary shares and ADSs and her grants of restricted stock units will continue to vest during the term of the employment agreement but will expire on December 31, 2007, regardless of whether Ms. Wolfe is still employed by us. Ms. Wolfe’s existing Change of Control Severance Agreement will also remain in effect while she continues to be employed by Business Objects Americas. During this period, Ms. Wolfe will remain an employee of Business Objects Americas but will not be an officer.

We have entered into arrangements and/or maintain employee benefits plans that require specific payments and/or benefits to be provided to the named executive officers in the event of termination of their employment. The following tables describe the payments and/or benefits which are payable by us to the named executive officers upon termination of employment in the following situations. The amounts disclosed below are estimates only and may not reflect the actual amounts payable to our named executive officers.

John G. Schwarz — Chief Executive Officer

	Estimated Value of Change in Control and Severance Benefits(1)
	NEO Termination for		NEO Termination for
	Good Reason or		Good Reason or
	Without Cause		Without Cause
	Unrelated to a		Related to a		Death or
Compensation and Benefits	Change in Control(2)		Change in Control(3)		Disability

Annual Base Salary	$750,000	(4)	$1,500,000	(5)	N/A
Annual Incentive Bonus	$750,000	(6)	$1,500,000	(7)	N/A
Stock Options	$19,805	(8)	$49,918	(9)	N/A
Restricted Stock Units	$3,752,296	(10)	$8,697,914	(11)	N/A
Health Care Benefits	$16,019	(12)	$16,019	(13)	N/A
Life Insurance	N/A		N/A		$1,000,000	(14)
Non Qualified Deferred Compensation	$199,916	(15)	$199,916	(15)	N/A

(1)	All amounts are stated in U.S. dollars. With respect to options and RSUs for ordinary shares, euros have been converted to U.S. dollars using the 2006 average exchange rate of the U.S. dollar against the euro. All amounts are estimates based on an assumed triggering date of December 31, 2006 and the closing sales price of our ADSs on the Nasdaq Global Select Market on December 29, 2006, which was the last trading day of the year ended December 31, 2006.

(2)	A termination unrelated to a Change of Control is a termination that occurs before or 12 months after the Change of Control date.

(3)	A termination related to a Change of Control is a termination that occurs within 12 months from the Change of Control date.

(4)	Represents one year of salary and is subject to Mr. Schwarz signing a release and a one year non-compete.

(5)	Represents two years of salary and is subject to Mr. Schwarz signing a release and a two year non-compete.

(6)	Represents one year of bonus. Assumes payout equal to 100% base salary and is subject to Mr. Schwarz signing a release and a one year non-compete.

(7)	Represents two years of bonus. Assumes payout equal to 100% base salary for each year and is subject to Mr. Schwarz signing a release and a two year non-compete.

(8)	Represents the intrinsic value of 12 months accelerated vesting of 534,375 outstanding and unvested options as of December 31, 2006. Acceleration is subject to Mr. Schwarz signing a release and a one year non-compete.

(9)	Represents the intrinsic value of 100% accelerated vesting of 534,375 outstanding and unvested options as of December 31, 2006. Acceleration is subject to Mr. Schwarz signing a release and a two year non-compete.

(10)	Represents the intrinsic value of 12 months accelerated vesting of 228,884 unvested, outstanding RSUs awards as of December 31, 2006. Acceleration is subject to Mr. Schwarz signing a release and a one year non-compete.

(11)	Represents the intrinsic value of 100% accelerated vesting of 228,884 unvested, outstanding RSUs awards as of December 31, 2006. Acceleration is subject to Mr. Schwarz signing a release and a two year non-compete.

(12)	Represents 18 months continuation of health care benefits and is subject to Mr. Schwarz signing a release and a one year non-compete. If Mr. Schwarz elects COBRA continuance, we will reimburse him for coverage for himself and his eligible dependents until the earlier of (i) 18 months post termination or (ii) until he ceases to be eligible.

(13)	Represents 18 months continuation of health care benefits and is subject to Mr. Schwarz signing a release and a two year non-compete. If Mr. Schwarz elects COBRA continuance, we will reimburse for him for coverage for himself and his eligible dependents until the earlier of (i) 18 months post termination or (ii) until he ceases to be eligible.

(14)	Represents the life insurance proceeds payable under the policy maintained by us on Mr. Schwarz’s behalf.

(15)	Represents the compensation deferred by Mr. Schwarz in 2006 and the related earnings. This deferred amount would be paid in a lump sum three years following termination of Mr. Schwarz’s employment.

Overview of Potential Post-Employment/Change in Control Benefits

Mr. Schwarz is entitled to certain severance benefits upon termination of his employment as our Chief Executive Officer in certain scenarios. The estimated potential severance benefits payable to Mr. Schwarz in his position of Chief Executive Officer in the various termination scenarios are outlined below. The relevant definitions follow the narrative description.

In the event of a termination of Mr. Schwarz’s employment for Good Reason or Without Cause either (i) prior to a Change of Control or (ii) on or after the 12 month anniversary of a Change of Control, Mr. Schwarz would be entitled to:

•	One year of base salary;

•	One year of target bonus (assuming a payout equal to 100% of annual base salary); and

•	12 months of accelerated vesting of then unvested and outstanding options, RSUs and any other equity compensation.

In the event of a termination of Mr. Schwarz’s employment for Good Reason or Without Cause within 12 months of a Change of Control, Mr. Schwarz is entitled to:

•	Two years of base salary;

•	Two years of target bonus (assuming a payout equal to 100% of Mr. Schwarz’s annual base salary);

•	18 months of health benefits continuation for Mr. Schwarz and his eligible dependents; and

•	100% accelerated vesting of Mr. Schwarz’s then unvested and outstanding options, RSUs and any other equity compensation.

The base salary and target bonus severance benefits would be paid in a lump sum. These severance benefits are contingent upon Mr. Schwarz executing and not revoking a release of claims and compliance by Mr. Schwarz with a one-year non-compete.

Definitions

Cause

In the reasonable determination of our Board of Directors, Mr. Schwarz has:

(a) committed an act that materially injures our business;

(b) willfully refused or failed to follow lawful and reasonable directions of the Board of Directors;

(c) willfully or habitually neglected his duties to us; or

(d) been convicted of a felony involving moral turpitude that is likely to inflict or has inflicted material injury on our business.

Change in Control

A Change in Control will be deemed to have occurred if:

(a) any person or entity, other than a trustee or other fiduciary holding securities under an employee benefit plan of Business Objects acting in such capacity or a corporation owned directly or indirectly by our shareholders in substantially the same proportions as their ownership of our stock , becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities representing 50% or more of the total voting power represented by our then outstanding voting securities, or

(b) our shareholders approve a merger or consolidation of us with any other corporation other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by our voting securities of Business Objects or such surviving entity outstanding immediately after such merger or consolidation, or

(c) our shareholders approve a plan of complete liquidation of Business Objects or an agreement for the sale or disposition by us of (in one transaction or a series of related transactions) all or substantially all of our assets to an entity other than an affiliated company.

Good Reason

The occurrence of any of the following (without Mr. Schwarz’s consent and assuming the relevant event has not been cured within thirty days following receipt of written notice from Mr. Schwarz specifying the purported grounds for Good Reason):

(a) Any reduction in the aggregate level of Mr. Schwarz’s base salary and annual target bonus;

(b) Any material reduction in Mr. Schwarz’s duties or responsibilities and/or change of title or status as Chief Executive Officer;

(c) A requirement that Mr. Schwarz relocate to a location more than fifty (50) miles from his then current office location; or

(d) A change in reporting structure such that Mr. Schwarz no longer reports to our Board of Directors.

280(G)

If and only if a Change of Control occurred in the period extending for one year following the latest date of grant of his options or the RSUs, then Mr. Schwarz would be entitled to a special gross-up payment to the extent one or more payments or benefits he receives in connection with a Change in Control, are deemed to constitute parachute payments under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) and he otherwise qualifies for the gross-up payment; provided, however that the gross-up payment shall be capped at, and may in no event exceed, $2,000,000. Since a Change of Control did not occur within one year of his latest equity grant, Mr. Schwarz would not be entitled to a 280(G) gross up payment.

Bernard Liautaud — Chief Strategy Officer and Chairman of the Board of Directors

Mr. Liautaud serves as the Chairman of our Board of Directors. He is also the Chief Strategy Officer (“CSO”) of two of our wholly owned subsidiaries, Business Objects Americas and Business Objects (U.K.) Limited, and these subsidiaries have entered into employment agreements dated March 13, 2006 and March 7, 2006, respectively, with him.

	Estimated Value of Change in Control and Severance Benefits(1)
		NEO Termination for		NEO Termination for
		Good Reason or		Good Reason or
		Without Cause		Without Cause
		Unrelated to a		Related to a		Death or
Compensation and Benefits	Position	Change of Control(2)		Change of Control(3)		Disability

Total Annual Base Salary	CSO — U.S.	$257,500	(4)	$257,500	(4)	$128,750	(5)
	CSO — U.K.	$360,500	(6)	$360,500	(6)	N/A
	Chairman	$412,000	(7)	$412,000	(7)	N/A
Annual Incentive	CSO — U.S.	$257,500	(8)	$257,500	(8)	$128,750	(9)
	CSO — U.K.	$360,500	(10)	$360,500	(10)	N/A
	Chairman	$412,000	(11)	$412,000	(11)	N/A
Notice Period	CSO — U.S.	N/A		N/A		N/A
	CSO — U.K.	$45,063	(12)	$45,063	(12)	N/A
	Chairman	N/A		N/A		N/A
Stock Options	CSO — U.S.	$1,587,478	(13)	$1,594,058	(14)	N/A
	CSO — U.K.	N/A		N/A		N/A
	Chairman	N/A		N/A		N/A
Restricted Stock Units	CSO — U.S.	$981,382	(15)	$981,382	(16)	N/A
	CSO — U.K.	N/A		N/A		N/A
	Chairman	N/A		N/A		N/A
Health Care Benefits	CSO — U.S.	$24,266	(17)	$24,266	(17)	N/A
	CSO — U.K.	$2,041	(18)	2,041		N/A
	Chairman	$2,566	(19)	2,566		N/A

(1)	All amounts are stated in U.S. dollars. Payments in currencies other than U.S. dollars have been translated into U.S. dollars using the 2006 average exchange rate of the U.S. dollar against the British pound and the Euro, as applicable. All amounts are estimates based on an assumed triggering date of December 31, 2006 and the closing sales price of our ADSs on the Nasdaq Global Select Market on December 29, 2006, which was the last trading day of the year ended December 31, 2006.

(2)	A termination unrelated to a change of control is a termination that occurs before or 12 months after the change of control date.

(3)	A termination related to a change of control is a termination that occurs within 12 months from the change of control date

(4)	Represents two years of salary. If Mr. Liautaud does not abide by the non-compete, he will be required to reimburse Business Objects Americas the salary that Business Objects Americas paid for severance compensation, as well as any tax and social charges (both employer and employee’s) that we incurred in respect of this severance salary.

(5)	Represents one year of salary.

(6)	Represents two years of salary. If Mr. Liautaud does not abide by the non-compete he will be required to reimburse Business Objects (U.K.) Limited the salary that Business Objects (U.K.) Limited paid for severance compensation, as well as any tax and National Security Contributions (both employer and employee’s) that Business Objects (U.K.) Limited incurred in respect of this severance salary.

(7)	Represents two years of salary. If Mr. Liautaud does not abide by the non-compete he will be required to reimburse us the salary that we paid for severance compensation, as well as any tax and expenses (both employer and employee’s) that we incurred in respect of this severance salary.

(8)	Represents two years bonus assuming payout equal to 100% of annual base salary for each year on the date of termination. If Mr. Liautaud does not abide by the non-compete he will be required to reimburse Business Objects Americas the bonus that Business Objects Americas paid for severance compensation, as well as any tax and social charges (both employer and employee’s) that Business Objects Americas incurred in respect of this severance bonus.

(9)	Represents one year of bonus assuming payout equal to 100% of annual base salary on the date of termination

(10)	Represents two years of bonus assuming payout equal to 100% of annual base salary on the date of termination. If Mr. Liautaud does not abide by the non-compete he will be required to reimburse Business Objects (U.K.) Limited the bonus that Business Objects (U.K.) Limited paid for severance compensation, as well as any tax and National Security Contributions (both employer and employee’s) that Business Objects (U.K.) Limited incurred in respect of this severance bonus.

(11)	Represents two years of bonus assuming payout equal to 100% of annual base salary on the date of termination. If Mr. Liautaud does not abide by the non-compete he will be required to reimburse us the bonus that we paid for severance compensation, as well as any tax and expenses (both employer and employee’s) that we incurred in respect of this severance bonus.

(12)	The Employment Agreement with Business Objects (U.K.) Limited requires each of Business Objects (U.K.) Limited and Mr. Liautaud to provide the other with 90 days notice prior to termination. In lieu of this notice period, Business Objects (U.K.) Limited can elect to pay Mr. Liautaud $45,063, which is the equivalent of three months base salary.

(13)	Represents the intrinsic value of two years of acceleration from date of termination of 208,335 unvested and outstanding options as of December 31, 2006 that were granted prior to the date Mr. Liautaud became our Chief Strategy Officer and one year of acceleration from date of termination of 94,792 unvested and outstanding options as of December 31, 2006 that were granted to Mr. Liautaud on/after the date Mr. Liautaud became our Chief Strategy Officer. Assumes all performance conditions had been fully achieved.

(14)	Represents the intrinsic value of 100% acceleration of 303,127 unvested and outstanding options as of December 31, 2006 (assumes all performance targets met).

(15)	Represents the intrinsic value of one year of acceleration from date of termination of 25,000 unvested and outstanding restricted stock units as of December 31, 2006 granted on/after the date Mr. Liautaud became our Chief Strategy Officer assuming all performance conditions had been fully achieved.

(16)	Represents the intrinsic value of 100% acceleration of 25,000 unvested and outstanding restricted stock units as of December 31, 2006 (assumes all performance targets met).

(17)	Represents 18 months of health care continuation costs. If Mr. Liautaud elects COBRA continuance: we will reimburse him for medical coverage he had as of termination until the earlier of (i) 18 months post termination or (ii) until he ceases to be eligible. If Mr. Liautaud does not abide by the non-compete he will be required to reimburse us for the health care benefits that we paid for severance compensation, as well as any tax and social charges (both employer and employee’s) that we incurred in respect of this severance payout.

(18)	Represents 18 months of health care continuation costs. If Mr. Liautaud does not abide by the non-compete he will be required to reimburse us for the health care benefits that we paid for severance compensation, as well as any tax and National Security Contributions (both employer and employee’s) that we incurred in respect of this severance payout.

(19)	Represents 18 months of health care continuation costs. If Mr. Liautaud does not abide by to the non-compete he will be required to reimburse us the health care benefits that we paid for severance compensation, as well as any tax and expenses (both employer and employee’s) that we incurred in respect of this severance payout.

Overview of Potential Post-Employment/Change in Control Benefits

Mr. Liautaud is entitled to certain severance benefits upon termination of his employment with each of Business Objects Americas and Business Objects (U.K.) Limited and/or his office as our Chairman in certain scenarios. The estimated potential severance benefits payable to Mr. Liautaud in his positions as Chief Strategy Officer of Business Objects Americas, Chief Strategy Officer of Business Objects (U.K.) Limited and Chairman in the various termination scenarios are outlined below. The relevant definitions follow the narrative description.

Employment with Business Objects Americas

In the event of a termination of Mr. Liautaud’s employment with Business Objects Americas for Good Reason or Without Cause either (i) prior to a Change of Control or (ii) on or after the 12 month anniversary of a Change of Control, Mr. Liautaud would be entitled to:

•	two years salary;

•	the equivalent of two years of bonus (assuming a payout equal to 100% of his annual base salary for each of the two years);

•	18 months of health care post-termination;

•	two years of accelerated vesting of options granted to Mr. Liautaud prior to his commencement as Chief Strategy Officer, assuming all performance conditions had been fully achieved; and

•	one year of accelerated vesting of options and restricted stock units granted to Mr. Liautaud on or after his commencement as Chief Strategy Officer, assuming all performance conditions had been fully achieved.

In the event of a termination of Mr. Liautaud’s employment with Business Objects Americas for Good Reason or Without Cause within 12 months of a Change of Control, Mr. Liautaud would be entitled to:

•	two years of salary;

•	the equivalent of two years of bonus (assuming a payout equal to 100% of his annual base salary for each of the two years);

•	18 months of health benefits continuation; and

•	100% accelerated vesting of Mr. Liautaud’s then unvested and outstanding options and restricted stock units, assuming all performance conditions had been fully achieved.

These severance benefits are to be paid in accordance with customary Business Objects Americas payroll practices and subject to withholding taxes and/or any other deduction required by law. These severance benefits are contingent upon Mr. Liautaud executing and not revoking a release of claims in favor of Business Objects Americas, and compliance by Mr. Liautaud with a two year non-compete. If Mr. Liautaud were to breach the Non-Compete, he would be obligated to repay all termination related severance payments, together with any tax and social charges (employer’s and employee’s) resulting from the severance payments.

Employment with Business Objects (U.K.) Limited

In the event of a termination of Mr. Liautaud’s employment with Business Objects (U.K.) Limited for Good Reason or without Cause at any time, Mr. Liautaud is entitled to:

•	Two years of salary;

•	Two years of bonus;

•	18 months of health benefits continuation; and

•	the equivalent of three months salary in lieu of 90 days notice by Business Objects (U.K.) Limited.

These severance benefits are to be paid in accordance with customary Business Objects (U.K.) Limited payroll practices and subject to withholding taxes and/or any other deduction required by law. These severance benefits are contingent upon Mr. Liautaud executing and not revoking a release of claims in favor of Business Objects (U.K.) Limited, and compliance by Mr. Liautaud with a two year Non-Compete. Any breach of the Non-Compete would obligate Mr. Liautaud to repay the severance payments made to Mr. Liautaud since the termination date, together with any tax and National Insurance Contributions (employer’s and employee’s) that Business Objects (U.K.) Limited has incurred with respect to these severance benefits.

Chairman of the Board of Directors of Business Objects

In accordance with a resolution of the Board of the Directors, in the event of a termination of Mr. Liautaud’s office of Chairman of the Board for (i) Good Reason or (ii) without Cause at any time, Mr. Liautaud would be entitled to:

•	Two years of salary;

•	Two years of bonus; and

•	18 months of health benefits continuation.

These severance benefits are to be paid in accordance with our customary payroll practices and subject to withholding taxes and/or any other deduction required by law. These severance benefits are contingent upon Mr. Liautaud executing and not revoking a release of claims in our favor, and compliance by Mr. Liautaud with a two year non-compete. Any breach of the non-compete would obligate Mr. Liautaud to repay the severance payments made to Mr. Liautaud since the termination date, together with any tax and expenses that we incurred with respect to these severance benefits.

Definitions

Cause

In the reasonable determination of the Board of Directors, Business Objects Americas or Business Objects (U.K.) Limited, as applicable, Mr. Liautaud has:

(a) committed an act that materially injures our business and/or our affiliated entities;

(b) willfully refused or failed to follow lawful and reasonable directions of the Board of Directors;

(c) willfully or habitually neglected his duties to us and/or our affiliated entities; or

(d) been convicted of a felony involving moral turpitude that is likely to inflict or has inflicted material injury on our business and/or our affiliated entities.

Change in Control

A Change in Control shall be deemed to have occurred if:

(a) any person or entity, other than a trustee or other fiduciary holding securities under an employee benefit plan of Business Objects acting in such capacity or a corporation owned directly or indirectly by our shareholders in substantially the same proportions as their ownership of our stock, becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities, or

(b) our shareholders approve a merger or consolidation of Business Objects with any other corporation other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by the voting securities of Business Objects or such surviving entity outstanding immediately after such merger or consolidation, or

(c) our shareholders approve a plan of complete liquidation of Business Objects or an agreement for the sale or disposition by us (in one transaction or a series of related transactions) all or substantially all of our assets to an entity other than an affiliated company.

Good Reason (Business Objects Americas)

For the purposes of Mr. Liautaud’s employment as Chief Strategy Officer of Business Objects Americas, the following events would constitute Good Reason for termination of Mr. Liautaud’s position as Chief Strategy Officer of Business Objects Americas if the event(s) were to occur without Mr. Liautaud’s consent and if the event(s) were not cured within thirty (30) days following receipt of written notice by Board from Mr. Liautaud specifying the purported grounds for such Good Reason):

(a) Any reduction in the aggregate level of Mr. Liautaud’s base salary and annual target bonus within 12 months following a Change of Control;

(b) Any material reduction in Mr. Liautaud’s duties or responsibilities and/or change of title as Chief Strategy Officer and as our Chairman;

(c) A requirement that Mr. Liautaud relocate to a location more than fifty (50) miles from his then current office location;

(d) A change in reporting structure such that Mr. Liautaud no longer reported to our Board of Directors in his capacity as Chief Strategy Officer and Chairman;

(e) Termination by Mr. Liautaud for Good Reason, or by us without Cause, of Mr. Liautaud’s office as Chairman;

(f) Termination Mr. Liautaud for Good Reason, or by one of our affiliates without Cause, of Mr. Liautaud’s employment as Chief Strategy Officer.

Good Reason (Business Objects (U.K.) Limited)

For the purposes of Mr. Liautaud’s employment as Chief Strategy Officer of Business Objects (U.K.) Limited, the following events would constitute Good Reason for termination of Mr. Liautaud’s position as CSO of Business Objects (U.K.) Limited if the event(s) were to occur without Mr. Liautaud’s consent and if the event(s) were not cured within thirty (30) days following receipt of written notice by the Board of Directors of Business Objects (U.K.) Limited from Mr. Liautaud specifying the purported grounds for such Good Reason:

(a) Any reduction in the level of Mr. Liautaud’s base salary and annual target bonus within the first 12 months following a Change of Control;

(b) Any material reduction in Mr. Liautaud’s duties or responsibilities and/or change of title within the Business Objects (U.K.) Limited;

(c) A requirement that Mr. Liautaud relocate to a location more than fifty (50) miles from any of his then current office locations;

(d) A change in reporting structure such that Mr. Liautaud no longer reports to the Board of Directors;

(e) The termination by Mr. Liautaud for Good Reason, or by us without Cause, of Mr. Liautaud’s office as Chairman;

(f) The termination by Mr. Liautaud for Good Reason, or by Business Objects (U.K.) Limited, of Mr. Liautaud’s employment as Chief Strategy Officer of Business Objects (U.K.) Limited.

Good Reason (Chairman of our Board of Directors)

The following events would constitute Good Reason for termination of Mr. Liautaud’s position as Chairman of our Board of Directors if the event(s) were to occur without Mr. Liautaud’s consent and if the event(s) were not cured within thirty (30) days following receipt of written notice by our Board of Directors from Mr. Liautaud specifying the purported grounds for such Good Reason:

(a) Any reduction in the level of his base compensation and annual target bonuses; provided, however, that this shall only amount to a Good Reason within the first 12 months following a Change of Control;

(b) A requirement that he relocates to a location more than fifty (50) miles from his then current office locations pursuant to his arrangements with us;

(c) The termination without cause by Business Objects (U.K.) Limited of his employment as Chief Strategy Officer according to the terms and conditions of the employment agreement between the Business Objects (U.K.) Limited and Mr. Liautaud;

(d) The termination for good reason by Mr. Liautaud of his employment as Chief Strategy Officer according to the terms and conditions of the employment agreement between the Business Objects (U.K.) Limited and Mr. Liautaud;

(e) The termination without cause by Business Objects Americas of his employment as Chief Strategy Officer according to the terms and conditions of the employment agreement between the Business Objects Americas and Mr. Liautaud; or

(f) The termination for good reason by Mr. Liautaud of his employment as Chief Strategy Officer according to the terms and conditions of the employment agreement between the Business Objects (U.K.) Limited and Mr. Liautaud.

Non-Compete

For a period of two years beginning on the termination date, Mr. Liautaud is precluded from directly or indirectly engaging in (whether as an employee, consultant, agent, proprietor, principal, partner, stockholder, corporate officer, director or otherwise), or having any ownership interest in or participating in the financing, operation, management or control of, any competitor. This non-compete does not preclude Mr. Liautaud from owning, as a passive investment, shares of capital stock of any competitor, being a publicly-held corporation, where the number of shares of the competitor’s capital stock that are owned by Mr. Liautaud represent less than three percent (3%) of the total number of shares of the competitor’s outstanding capital stock. “Competitor” means each of Cognos, The SAS Institute, Microstrategy, Hyperion, Actuate, Informatica and their respective subsidiaries and affiliates.

James R. Tolonen — Chief Financial Officer, Senior Vice-President, Finance and Administration

	Estimated Value of Change in Control and
	Severance Benefits(1)
	NEO Termination for	NEO Termination for
	Good Reason or	Good Reason or
	Without Cause	Without Cause
	Unrelated to a	Related to a	Death or
Compensation and Benefits	Change in Control(2)	Change in Control(3)	Disability

Base Salary	N/A	$525,000 (4)	N/A
Annual Incentive	N/A	$262,500 (5)	N/A
Stock Options	N/A	$112,958 (6)	N/A
Restricted Stock Units	N/A	N/A	N/A
Health Care Benefits	N/A	$16,019 (7)	N/A

(1)	All amounts are stated in U.S. dollars. With respect to options and RSUs for ordinary shares, euros have been converted to U.S. dollars using the 2006 average exchange rate of the U.S. dollar against the euro. All amounts are estimated based on an assumed triggering date of December 31, 2006 and the closing sales price of our ADSs on the Nasdaq Global Select Market on December 29, 2006, which was the last trading day of the year ended December 31, 2006.

(2)	A termination unrelated to a Change of Control is a termination that occurs before or 12 months after the Change of Control date.

(3)	A termination related to a Change of Control is a termination that occurs within 12 months from the Change of Control date.

(4)	Represents 150% of $350,000 base salary in effect as of December 31, 2006. Amounts will be paid as a lump sum payment less applicable taxes, subject to release and 18 month non-compete and non-solicitation agreement. If Mr. Tolonen does not abide by the terms of his non-compete and/or non-solicitation arrangement with us, these benefits would cease and he would be required to repay these severance benefits, as well as any tax and social charges (both employer and employee’s) that we incurred in respect of this severance payment.

(5)	Represents 150% of Mr. Tolonen’s target bonus of $175,000 as of December 31, 2006. Amounts will be paid as a lump sum payment less applicable taxes, subject to a release and an 18 month non-competition and non-solicitation agreement. If Mr. Tolonen does not abide by the terms of his non-compete and/or non-solicitation arrangement with us, these benefits would cease and he would be required to repay these severance benefits, as well as any tax and social charges (both employer and employee’s) that we incurred in respect of this severance payment.

(6)	Represents the intrinsic value of 100% acceleration of 5,730 unvested shares outstanding as of December 31, 2006. If Mr. Tolonen does not abide by the non-competition and/or the non-solicitation agreement, he would be required to return any gains from the sale of these accelerated equity awards.

(7)	Represents 18 months continuation of health care benefits in effect as of December 31, 2006. If Mr. Tolonen does not abide by the non-competition and/or the non-solicitation agreement, these benefits would cease and he would be required to reimburse us for the cost of any group health insurance premiums we paid on his behalf as a severance benefit.

Susan J. Wolfe, Senior Vice President, General Counsel and Secretary

	Estimated Value of Change in Control and
	Severance Benefits(1)
	NEO Termination for	NEO Termination for
	Good Reason or	Good Reason or
	Without Cause	Without Cause
	Unrelated to a	Related to a	Death or
Compensation and Benefits	Change in Control(2)	Change in Control(3)	Disability

Base Salary	N/A	$472,500 (4)	N/A
Annual Incentive	N/A	$236,250 (5)	N/A
Stock Options	N/A	$985,943 (6)	N/A
Restricted Stock Units	N/A	$161,928 (7)	N/A

(1)	All amounts are stated in U.S. dollars. With respect to options and RSUs for ordinary shares, euros have been converted to U.S. dollars using the 2006 average exchange rate of the U.S. dollar against the euro. All amounts are estimates based on an assumed triggering date of December 31, 2006 and the closing sales price of our ADSs on the Nasdaq Global Select Market on December 29, 2006, which was the last trading day of the year ended December 31, 2006.

(2)	A termination unrelated to a Change of Control is a termination that occurs before or 12 months after the Change of Control date.

(3)	A termination related to a Change of Control is a termination that occurs within 12 months from the Change of Control date.

(4)	Represents 150% of Ms. Wolfe’s base salary of $315,000 in effect as of 12/31/2006 and is payable in a lump sum less applicable withholding taxes. If Ms. Wolfe does not abide by the non-competition and/or non-solicitation agreement, she would be required to repay to us the salary severance benefit we paid her, as well as any tax and social charges (both employer and employee’s) that we incurred in respect of this severance payment.

(5)	Represents 150% of Ms. Wolfe’s target bonus of $157,500 as of 12/31/2006 and is payable in a lump sum less applicable withholding taxes. If Ms. Wolfe does not abide by the non-competition and/or non-solicitation agreement, she would be required to repay to us the bonus severance we paid her, as well as any tax and social charges (both employer and employee’s) that we incurred in respect of this severance payment.

(6)	Represents the intrinsic value of 100% acceleration of 83,933 unvested shares outstanding as of 12/31/2006. If Ms. Wolfe does not abide by the non-competition and/or non-solicitation agreement, she would be required to return any gains from the sale of these accelerated equity awards.

(7)	Represents 100% acceleration of 4,125 unvested RSUs outstanding as of 12/31/2006. If Ms. Wolfe does not abide by the non-competition and/or non-solicitation agreement, she would be required to return any gains from the sale of these accelerated equity awards.

Overview of Potential Post-Employment/Change in Control Benefits Payable to Mr. Tolonen and Ms. Wolfe

Mr. Tolonen and Ms. Wolfe are entitled to certain severance benefits upon termination of their employment with us in certain scenarios. The estimated potential severance benefits payable to Mr. Tolonen in his position of Chief Financial Officer and Ms. Wolfe in her position as General Counsel in the various termination scenarios are outlined below. The relevant definitions follow the narrative description.

In the event of a termination of their employment without Cause or for Good Reason within 12 months after a Change of Control, each of Mr. Tolonen and Ms. Wolfe would be entitled to:

•	150% of his or her annual base salary;

•	150% of his or her target bonus for the year in which the termination occurs;

•	100% acceleration of all outstanding options and other equity rights; and

•	18 months continuation of Company paid health, dental, vision and life insurance coverage at the same level of coverage as at the time of termination.

These severance payments are payable by us in cash not later than ten calendar days after the termination date.

These severance payments are conditioned upon Mr. Tolonen and Ms. Wolfe abiding by the terms of both an 18-month Non-Compete and an 18-month Non-Solicit. In the event of a breach of the Non-Compete and/or Non-Solicit by the executive officer, all severance payments and benefits would cease and the executive officer would be obligated to return all severance payments and benefits received to date, including any gains from the sale of accelerated equity awards and any group health insurance premiums paid by us.

409A Provision

We have agreed with each of Mr. Tolonen and Ms. Wolfe to amend their Severance and Change of Control Agreements with us to the extent necessary to avoid the imposition of any additional tax or income recognition under the Code Section 409A and any temporary or final Treasury Regulations and IRS guidance prior to actual payment to them of any severance benefits.

280(G) Provision

If the severance and benefits to be provided to either Mr. Tolonen or Ms. Wolfe under their Severance and Change of Control Agreements (a) would constitute “parachute payments” within the meaning of Section 280(G) of the Code and (b) would be subject to the excise tax imposed by Section 4999 of the Code, then these benefits will either be: (a) delivered in full, or (b) delivered as to such lesser extent which would result in no portion of these severance benefits being subject to excise tax under Section 4999 of the Code, whichever of the foregoing amounts, taking into account the applicable federal, state and local income and employment taxes and the excise tax imposed by Section 4999, would result in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits.

Definitions

Cause

Cause means (i) an act of personal dishonesty taken by the employee in connection with his or her responsibilities as an employee and intended to result in substantial personal enrichment of the employee, (ii) employee being convicted of, or plea of nolo contendere to, a felony, (iii) a willful act by the employee which constitutes gross misconduct and which is injurious to us, (iv) following delivery to the employee of a written demand for performance from us which describes the basis for our reasonable belief that the employee has not substantially performed his duties, continued violations by the employee of the employee’s obligations to us which are demonstrably willful and deliberate on the employee’s part which, if curable, continues for a period of not less than thirty (30) days following delivery to employee of the written demand of performance.

Change of Control

Change of Control means the occurrence of any of the following, in one or a series of related transactions:

(a) Any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing fifty percent (50%) or more of the total voting power represented by our then outstanding voting securities; or

(b) Any action or event occurring within a two-year period, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” shall mean directors who either (A) are our directors as of the date hereof, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the incumbent directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to our Board); or

(c) The consummation of a merger or consolidation of us with any other corporation, other than a merger or consolidation which would result in the voting securities of us outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of us or such surviving entity outstanding immediately after such merger or consolidation; or

(d) The consummation of the sale, lease or other disposition by us of all or substantially all our assets.

Good Reason (James R. Tolonen)

Good Reason means without Mr. Tolonen’s express written consent (i) a substantial reduction of his duties, title, authority or responsibilities, relative to his duties, title, authority or responsibilities as in effect immediately prior to such reduction, or the assignment to Mr. Tolonen of such reduced duties, title, authority or responsibilities; specifically, if Mr. Tolonen is not made chief financial officer of the acquirer, with all of the acquirer’s financial operations and personnel reporting to him, and with Mr. Tolonen directly reporting to the Chief Executive Officer of the acquirer, then that shall constitute Good Reason; provided, however, that Mr. Tolonen’s acceptance of a new position on or after a Change of Control shall not in and of itself constitute express written consent that such position does not constitute a substantial reduction in his duties, title, authority or responsibilities; (ii) a substantial reduction of the facilities and perquisites (including office space and location) available to him immediately prior to such reduction; (iii) a reduction by us in the base compensation of Mr. Tolonen as in effect immediately prior to such reduction; (iv) a material reduction by us in the kind or level of benefits to which Mr. Tolonen was entitled immediately prior to such reduction with the result that his overall benefits package is significantly reduced; (v) the relocation of Mr. Tolonen to a facility or a location more than thirty-five (35) miles from his then present location. Notwithstanding the foregoing, Good Reason shall not exist based on conduct described above unless Mr. Tolonen provides us with written notice specifying the particulars of the conduct constituting Good Reason, and the conduct described (if reasonably susceptible of cure) has not been cured within thirty (30) days following receipt by us of the notice.

Good Reason (Susan J. Wolfe)

Good Reason means without Ms. Wolfe’s express written consent (i) a substantial reduction of her duties, title, authority or responsibilities, relative to her duties, title, authority or responsibilities as in effect immediately prior to such reduction, or the assignment to Ms. Wolfe of such reduced duties, title, authority or responsibilities; specifically, if Ms. Wolfe is not made general counsel and chief legal officer of the acquirer, with all of the acquirer’s legal operations and personnel reporting to her, and with Ms. Wolfe directly reporting to the Chief Executive Officer of the acquirer, then that shall constitute Good Reason; provided, however, that Ms. Wolfe’s acceptance of a new position on or after a Change of Control shall not in and of itself constitute express written consent that such position does not constitute a substantial reduction in her duties, title, authority or responsibilities;

(ii) a substantial reduction of the facilities and perquisites (including office space and location) available to her immediately prior to such reduction; (iii) a reduction by us in the base compensation of Ms. Wolfe as in effect immediately prior to such reduction; (iv) a material reduction by us in the kind or level of benefits to which Ms. Wolfe was entitled immediately prior to such reduction with the result that her overall benefits package is significantly reduced; (v) the relocation of Ms. Wolfe to a facility or a location more than thirty-five (35) miles from her then present location. Notwithstanding the foregoing, Good Reason shall not exist based on conduct described above unless Ms. Wolfe provides us with written notice specifying the particulars of the conduct constituting Good Reason, and the conduct described (if reasonably susceptible of cure) has not been cured within thirty (30) days following receipt by us of the notice.

Non-Competition

For a period of eighteen (18) months after termination of the employee’s employment with us (or any parent or subsidiary of us), employee shall not directly or indirectly engage in (whether as an employee, consultant, agent, proprietor, principal, partner, stockholder, corporate officer, director or otherwise), nor have any ownership interest in or participate in the financing, operation, management or control of, any person, firm, corporation or business in Competition (as defined herein) with us. Notwithstanding the foregoing, employee may, without violating the Non-Compete, own, as a passive investment, shares of capital stock of a publicly-held corporation that engages in Competition where the number of shares of such corporation’s capital stock that are owned by Employee represent less than three percent of the total number of shares of such corporation’s capital stock outstanding. “Competition” means the development, designing, manufacturing, marketing, distributing or servicing of business intelligence software products.

Non-Solicitation

For a period of eighteen (18) months after the termination of the employee’s employment with us (or any parent or subsidiary of us), for any reason, employee agrees and acknowledges that employee’s right to receive or retain the severance payments and benefits shall be conditioned upon employee not:

(i) directly or indirectly soliciting, inducing, recruiting or encouraging an employee to leave his or her employment with us (or any parent or subsidiary of us), either for the employee or for any other entity or person with which or whom the employee has a business relationship; and

(ii) on his or her own behalf or on behalf of any other person, firm, or company, solicit, call upon, or otherwise initiate communication with any client, customer, prospective client, or prospective customer of ours for the purpose of causing or attempting to cause any such person to purchase products sold or services rendered by us from any person or entity other than us.

DIRECTOR COMPENSATION
For the Year Ended December 31, 2006

The following table sets forth the compensation of our Directors in 2006.

						Change in
						Pension
						Value and
	Fees					Nonqualified
	Earned				Non-Equity	Deferred
	or Paid	Stock	Option		Incentive Plan	Compensation	All Other
Name of the Director	in Cash ($)	Awards ($)	Awards ($)(4)(5)		Compensation ($)	Earnings	Compensation ($)	Total ($)

Bernard Liautaud(1)	0	0	0		0	0	0	0
Arnold Silverman	54,500	0	140,218		0	0	0	194,718
Bernard Charlès	57,000	0	140,218		0	0	0	197,218
Gerald Held	84,500	0	198,773		0	0	0	283,273
Jean-François Heitz	77,000	0	172,353		0	0	0	239,353
David Peterschmidt	67,000	0	62,033		0	0	0	139,033
David Roux(2)	3,389	0	(90,709	)(6)	0	0	0	(87,320)
Kurt Lauk	68,500	0	140,218		0	0	0	208,718
Carl Pascarella	57,000	0	198,773		0	0	0	255,773
John Schwarz(1)(3)	0	0	0		0	0	0	0

(1)	Bernard Liautaud and John Schwarz are not entitled to any compensation in their capacity, as directors of our Company. Compensation for Messrs. Liautaud and Schwarz is set forth above in the table captioned “Summary Compensation Table”.

(2)	David Roux resigned from his office as director on January 25, 2006.

(3)	John Schwarz was appointed as director on January 25, 2006.

(4)	Assumptions made in the valuation are discussed in note 8 to the financial statements and in Management’s Discussion & Analysis. Warrants were issued to the directors in ordinary shares and the exercise price is denominated in euros. The fair value is computed in euros as well. The stock-compensation expense, booked on a quarterly basis, is then converted into U.S. dollars based on the exchange rate used for our financial statements.

(5)	These Options Awards are warrants. Pursuant to French Law, we cannot grant stock options to non-employee directors.

(6)	This amount of 2005 stock-based compensation was reversed in 2006 due to the cancellation of Mr. Roux’s warrants following his resignation as director.

On June 7, 2006, our shareholders authorized our Board of Directors to issue warrants to subscribe to a total of 45,000 shares at an exercise price of €22.31 per share to one Director, Mr. Heitz. On July 20, 2006, the Board of Directors issued these warrants. These warrants will vest by one-third over three years, beginning on June 1, 2007. As of December 31, 2006, all of these warrants were outstanding but none were exercisable.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently consists of Messrs. Held, Charlès and Pascarella. No interlocking relationship exists between any member of our Board of Directors or Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Business Objects or one of its subsidiaries.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with our management the Compensation Discussion and Analysis required by Rule 402(B) of Regulation S-K promulgated by the SEC. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

Gerald Held
Bernard Charles
Carl F. Pascarella

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our ADSs or our Ordinary Shares (together referred to as the “shares”) as of January 31, 2007 for the following: (i) each person or entity (including group) who is known by us to be the beneficially owner of more than 5% of our outstanding shares; (ii) each of our directors and nominees for director; (iii) our Chief Executive Officer and each of the named executive officers named in the Summary Compensation Table of Item 11, Part III; and (iv) all our directors and our executive officers as a group. Information related to holders of more than 5% of our outstanding shares was obtained from filings made with the Securities and Exchange Commission pursuant to Sections 13(d) or 13(g) of the Exchange Act and/or filings made in France with the AMF. Information related to directors and executive officers is as of January 31, 2007 and includes options and warrants exercisable and RSUs that vest within 60 days after January 31, 2007. Except as otherwise noted, the address of the beneficial owners is c/o Business Objects S.A., 157-159 Rue Anatole France, 92300 Levallois-Perret, France.

	Shares	Percentage
	Beneficially	Beneficially
5% Shareholders, Directors and Executive Officers	Owned	Owned

5% Shareholders
Tudor Investment Corporation(1)	5,943,666	6.25%
1275 King Street
Greenwich, Connecticut 06831
USA
Morgan Stanley & Co International Ltd(2)	4,939,622	5.20%
25 Cabot Square, Canary Wharf
London, E14 4QA
United Kingdom
Directors and Nominees for Director
Arnold Silverman(3)	229,879	*
Bernard Charlès(4)	85,003	*
Gerald Held(5)	62,000	*
Jean-François Heitz(6)	47,000	*
David Peterschmidt(7)	47,000	*
Kurt Lauk(8)	30,401	*
Carl Pascarella(9)	16,001	*
Executive Officers
John Schwarz(10)	377,734	*
Bernard Liautaud(11)	1,980,234	2.08%
James Tolonen(12)	72,600	*
Susan Wolfe(13)	108,889	*
All directors and executive officers as a group (11 persons)(14)	3,056,741	3.22%

*	Less than 1%.

(1)	Based on Tudor Investment Corporation’s notification letter dated January 31, 2007.

(2)	Based on an AMF filing by Morgan Stanley & Co International Ltd. on January 11, 2007.

(3)	Includes 30,000 shares issuable upon the exercise of share warrants exercisable as of January 31, 2007 or within 60 days of such date and 199,876 shares owned indirectly through the Silverman Family Trust.

(4)	Includes 30,000 shares issuable upon the exercise of share warrants exercisable as of January 31, 2007 or within 60 days of such date.

(5)	Includes 60,000 shares issuable upon the exercise of share warrants exercisable as of January 31, 2007 or within 60 days of such date.

(6)	Includes 45,000 shares issuable upon the exercise of share warrants exercisable as of January 31, 2007 or within 60 days of such date.

(7)	Includes 45,000 shares issuable upon the exercise of share warrants exercisable as of January 31, 2007 or within 60 days of such date.

(8)	Includes 30,000 shares issuable upon the exercise of share warrants exercisable as of January 31, 2007 or within 60 days of such date.

(9)	Includes 15,000 shares issuable upon the exercise of share warrants exercisable as of January 31, 2007 or within 60 days of such date.

(10)	Mr. Schwarz is also member of our Board of Directors. Includes 243,750 shares issuable upon the exercise of stock options exercisable as of January 31, 2007 or within 60 days of such date and 40,153 shares issuable upon vesting of restricted stock units as of January 31, 2007 or within 60 days of such date.

(11)	Mr. Liautaud is also Chairman of our Board of Directors. Includes 1,463,122 shares issuable upon the exercise of stock options exercisable as of January 31, 2007 or within 60 days of such date, 12,500 shares issuable upon vesting of restricted stock units as of January 31, 2007 or within 60 days of such date and 180,550 shares owned indirectly through his wife.

(12)	Includes 64,600 shares issuable upon the exercise of stock options exercisable as of January 31, 2007 or within 60 days of such date.

(13)	Includes 108,541 shares issuable upon the exercise of stock options exercisable as of January 31, 2007 or within 60 days of such date.

(14)	See notes 3 through 13.

Applicable percentage ownership in the above table is based on 95,051,508 shares outstanding as of January 31, 2007, which excludes 208,427 shares we held in treasury, 1,820,215 ADSs held by Business Objects Option LLC and 607,173 ADSs held by Business Objects Employee Benefit Sub-Plan Trust. The number and percentage of shares beneficially owned is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of January 31, 2007, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes above, we believe each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to new ordinary shares or ADSs that may be issued upon the exercise of equity awards under all of our existing equity compensation plans, including the 2004 IESPP, the French Employee Savings Plan (the “French ESPP”), the 1994 Stock Option Plan, the 1999 Stock Option Plan, the 2001 Stock Incentive Plan and related sub-plan (the “2001 Plan”) and warrants.

Number of Securities
	to be Issued upon	Weighted-Average	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Outstanding Options,	Future Issuance under
Plan Category	and Warrants	and Warrants	and Warrants(1)	Equity Compensation Plans

Equity compensation plans approved by security holders	11,331,359	€26.81	$35.40	33,700	(2)(3)(4)
Equity compensation plans not approved by security holders	—	—	—	—

Total	11,331,359	€26.81	$35.40	33,700

(1)	Options and Warrants will be issued in ordinary shares and the exercise price is denominated in euros. The amounts set forth herein reflect translation of the amounts to U.S. dollars based on the applicable exchange rates of the U.S. dollar and euro as of December 31, 2006

(2)	Represents 33,700 shares available for issuance under the French ESPP.

(3)	Since 2006, the number of equity awards available for grant each year is determined based on a general limit of 3% of our share capital as of December 31 of the previous calendar year, or the 3% General Limit. The shares available for equity awards grant in 2006 was 2,859,112 which expired at the end of the day of December 31, 2006. The shares available for equity awards grant in 2007 are 2,922,750 and are effective on January 1, 2007.

(4)	No further stock options can be granted under the 1993 Plan, which expired in 1998, the 1994 Plan, which expired in 1999, or under the 1999 Plan, which expired in May 2004.

Employment Contracts, Change of Control Arrangements and Separation Agreements

See page 131 of this Annual Report on Form 10-K for a summary of our executive employment contracts, change of control arrangements and separation agreements.

Item 13.	Certain Relationships and Related Transactions

Transactions with related persons

Regulated Agreements

We have contracted for and maintain liability insurance against liabilities that may be incurred by our directors and officers in their respective capacities since September 1994. This liability insurance agreement was duly ratified by our shareholders at our shareholders meeting held on August 17, 1994. We renewed this insurance on November 2006 and we pay a gross premium of approximately $1.3 million, including tax, commission and broker fees. Our Directors benefit from insurance coverage paid by us, consistent with common business practices. The renewal of these insurance agreements will be submitted for ratification by our next shareholders at our shareholders meeting in compliance with the requirement of French corporate law for such agreements signed by us and in which our directors have an interest.

The insurance agreements described above are called regulated agreements (conventions règlementées). There were no other agreements entered into during 2006, directly or indirectly, between us and our named executive officers, one of our directors, one of our shareholders owning at least 10% of the voting rights, or if such shareholder is a company, the company controlling such shareholder under the meaning of article L.233-3 of the French Commercial Code, and no other transaction as referred to by articles L.225-38 paragraph 2 and 3 and article L225-42-1 of the French Commercial Code other than the agreements described in Item 11.

Agreements in the Ordinary Course of the Business

We have entered into the following agreements in the ordinary course of business and with terms and conditions which are not out of the ordinary, with companies in which some of the our directors and officers have an interest as director of these companies. However our directors were not involved in these transactions and did not receive any direct or indirect profit under these transactions. These transactions were approved by our Audit Committee and/or its Chairman:

•	Business Objects Americas — Openware (Mr. Peterschmidt and Mr. Held); Non-disclosure agreement and consulting agreement — $30,000 of consulting fees.

•	Business Objects Americas — Integris, Inc., a subsidiary of Bull S.A. — (Mr. Heitz) VAR agreement — $73,226.

•	Business Object Software Ltd. — My SQL (Mr. Liautaud) — OEM Agreement — $300,000 of fees.

•	Business Objects Americas — Address Vision, Inc., a subsidiary of Bull S.A. — (Mr. Heitz) sale of assets following the Firstlogic acquisition for a cash amount of $3.75 million.

We have entered into distribution agreements, cash pooling agreements, guaranties and/or other agreements, which are entered into in the ordinary course of business and with terms and conditions which are not out of the ordinary, with some of our subsidiaries in which our Chairman and/or our Chief Executive Officer are director and/or officer. These transactions are not required to be submitted to the Audit Committee and/or its Chairman for approval.

Review, approval or ratification of transactions with related persons

Our policies and procedures for review, approval or ratification of the transactions with related persons are set by our bylaws and our Audit Committee Charter. According to these policies, the related party transactions must be disclosed and authorized by the full Audit Committee. However our Audit Committee delegated to its Chairman the responsibility for reviewing and approving related party transactions that (i) have a value of less than $100,000 and (ii) have standard terms and conditions. The Chairman is required to report all approved related party transactions to the Audit Committee. Moreover, certain transaction (the regulated agreements) must be authorized by the Board of Directors, reported to the auditors and approved by the shareholders.

Director Independence

Information with respect to this item is located in Item 10 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Ernst & Young LLP has served as our principal accountant for our financial statements prepared under U.S. GAAP since 1992. The “Report of our Principal Accountant” for the fiscal years ended December 31, 2006 and 2005, did not contain any adverse opinions or any disclaimer of an opinion.

The representatives of our principal accountant are expected to be available at our next shareholders’ meeting.

Services performed by our principal accountant and its affiliates for 2006 consisted of the examination of our financial statements, services related to filings with the SEC and the AMF, accounting consultations, registration filing reviews, and domestic and foreign tax compliance work. These services were reviewed and approved by our Audit Committee.

Fees Paid to Auditors for Service Rendered

Audit Fees

Fees for audit services totaled approximately $4.6 million in 2006 and approximately $5.4 million in 2005, including fees associated with the annual audit of our annual financial statements prepared under U.S. GAAP, French GAAP and IFRS, the review’s of our quarterly reports on Form 10-Q and Annual Report on Form 10-K and services normally provided by our principal accountant and its affiliates in connection with our statutory and regulatory filings or engagements, including registration statements as well as the related expenses. Included in the amounts above are fees related to the audit of management’s assessment on the effectiveness of our internal controls and procedures over financial reporting which totaled approximately $1.9 million in 2006 and 2005.

Audit-Related Fees

Fees for audit-related services totaled approximately $0.1 million in 2006 and approximately $0.1 million in 2005. Audit-related services principally included services performed in relation to the implementation of our new ERP system.

Tax Fees

Fees for tax services, principally include tax compliance, tax advice and tax planning (including expatriate tax services), totaled approximately $0.1 million in 2006 and less than $0.1 million in 2005.

All Other Fees

Fees for all other services not included above totaled approximately less than $0.1 million in 2006 and less than $0.1 million in 2005. Fees related to online subscription services and other miscellaneous items.

Pre-Approval Policies and Procedures

In accordance with our Audit Committee Charter, our Audit Committee is required to review and approve in advance the annual budget for principal accountant audit services and review and pre-approve all non-audit services rendered by our Principal Accountant and its affiliates. All services rendered in 2006 and 2005 were approved by our Audit Committee. Our Committee may delegate pre-approval authority to a member of the Committee, with the decisions of this delegate to be presented to the full Audit Committee at its next scheduled meeting.

Our Audit Committee has considered whether our principal accountant and its affiliates provision of non-audit services is compatible with maintaining our principal accountant’ independence. Our Audit Committee concluded that the non-audit services provided in 2006 were compatible with maintaining our principal accountant’s independence under applicable U.S. regulations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

This Annual Report on Form 10-K contains the following financial statements which appear under Part II, Item 8 of this Form 10-K on the pages noted below:

(a)(2) Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts (in thousands)

	Year Ended December 31,
	2006	2005	2004

Allowance for doubtful accounts and distribution reserves:
Balance at beginning of year	$12,211	$12,535	$9,847
Acquired through acquisition	543	207	0
Charged to costs and expenses	2,005	3,691	5,352
Deductions and write-offs	(2,902)	(3,728)	(3,051)
Translation adjustments	391	(494)	387

Balance at end of year	$12,248	$12,211	$12,535

	Year Ended December 31,
	2006	2005	2004

Deferred Tax Asset, Valuation Allowance
Balance at beginning of year	$13,342	$48,827	$49,265
Additions charged to valuation allowance	989	6,483	17,576
Reductions from valuation allowance	(804)	(41,968)	(18,014)

Balance at end of year	$13,527	$13,342	$48,827

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

The following exhibits are filed as part of this Form 10-K.

Exhibit No.		Description

10	.35.4	Amendment Letter, signed February 28, 2007, between Société Générale and Business Objects.
10	.81+	Employment Agreement of Susan J. Wolfe, dated February 28, 2007.
21.1		List of Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(b) Exhibits Incorporated by Reference

Exhibit No.		Description

3	.1*	Amended and Restated Bylaws of Business Objects, as amended February 22, 2007 (English translation), is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on February 28, 2007 (File No. 000-24720).
4	.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects and The Bank of New York, as Depositary and holder from time to time of ADSs issued thereunder and Exhibit A to the Deposit Agreement, is incorporated herein by reference to Exhibit 1 filed with our Registration Statement on Form F-6 filed with the SEC on October 15, 2003 (File No. 333-109712).
4	.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects, New SAC, CB Cayman and certain shareholders of New SAC, is incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed with the SEC on October 17, 2003 (File No. 000-24720).
4	.3*	Employee Benefit Sub-Plan Trust Agreement is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-3 filed with the SEC on June 23, 2005 (File No. 333-126082).
10	.3*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.4*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.5*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).

Exhibit No.		Description

10	.6*	Summary, in English, of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois and Business Objects, dated December 22, 1999 (English translation), is incorporated herein by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2000 (File No. 000-24720).
10	.21.1*	Amendment to Commercial Lease by and between SCI De L’llot 4.3 and SCI Du Pont de Levallois and Business Objects, date March 29, 2005 (English Translation), is incorporated herein by reference to Exhibit 10.21.1 filed with our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2005 (File No. 000-24720).
10	.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas, dated August 3, 2000, is incorporated herein by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2000 (File No. 000-24720).
10	.22.1*	Amendment to Lease Agreement dated February 1, 2006 by and between 475 Java Drive Associates, L.P. and Business Objects Americas, effective as of March 28, 2006, is incorporated by reference to Exhibit 10.22.1 filed with our Current Report on Form 8-K filed with the SEC on March 31, 2006 (File No. 000-24720).
10	.23*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit(d)(1) filed with our Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10	.24*+	French Employee Savings Plan, as amended June 7, 2006, is incorporated herein by reference to Exhibit 10.24 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).
10	.24.1*+	1995 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.24.2 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004 (File No. 000-24720).
10	.25*+	2001 Stock Incentive Plan, as amended July 20, 2006 (English Translation), is incorporated by reference to Exhibit 10.25 filed with our Current Report on Form 8-K filed with the SEC on July 26, 2006 (File No. 000-24720).
10	.25.1*+	2001 Stock Incentive Plan — Subsidiary Stock Incentive Sub-Plan, as amended June 7, 2006 (English Translation), is incorporated herein by reference to Exhibit 10.25.3 filed with our Current Report on Form 8-K filed with the SEC on June 13, 2006 (File No. 000-24720).
10.26		Reserved.
10.27		Reserved.
10.28		Reserved.
10.29		Reserved.
10	.30*+	Agreement with each of the Business Objects’ directors and senior management pursuant to which Business Objects agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).
10	.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects, dated April 3, 2001, is incorporated herein by reference to Exhibit 993(ii) filed with our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2001 (File No. 000-24720).
10	.32*+	Stock subscription warrant for Gerald Held, dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.33*+	Stock subscription warrant for Jean-François Heitz, dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).

Exhibit No.		Description

10	.34*+	Stock subscription warrant for David Peterschmidt, dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.35.3*	Agreement between Société Générale and Business Objects, effective March 1, 2006, is incorporated herein by reference to Exhibit 10.35.3 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006 (File No. 000-24720).
10	.36*+	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).
10	.36.1*+	Crystal Decisions 1999 Stock Option Plan — Canadian Stock Option Agreement is incorporated herein by reference to Exhibit 10.1.1 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10	.36.2*+	Crystal Decisions 1999 Stock Option Plan, as amended August 13, 2001 (French Employees Only), is incorporated herein by reference to Exhibit 10.1.4 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10	.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10	.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with the Seagate Technology International LLC Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10	.40*	Lease Agreement, dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. incorporated herein by reference to Exhibit 10.10 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10	.0.1*	Amendment to Lease agreement, dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. is incorporated herein by reference to Exhibit 10.10.1 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 27, 2001.
10	.40.2*	Amended and Restated Lease Agreement, dated February 28, 2002, between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. is incorporated herein by reference to Exhibit 10.10.2 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10	.44*+	Employment Agreement, dated as of September 25, 2002, by and between Crystal Decisions Inc. and Jonathan Judge is incorporated herein by reference to Exhibit 10.17 filed with the Crystal Decisions Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002 (File No. 000-31859).
10	.51.1*	First Amendment to Pledge and Security Agreement, dated July 28, 2004, between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51.1 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004 (File No. 000-24720).
10	.52*+	2004 International Employee Stock Purchase Plan, as amended on October 19, 2006, is incorporated herein by reference to Exhibit 10.53 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006 (File No. 000-24720).
10	.53*+	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on May 13, 2004 (File No. 333-115478).

Exhibit No.		Description

10	.54*+	Stock Subscription Warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.55*+	Stock Subscription Warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.56*+	Stock Subscription Warrant for Bernard Charlès is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.57*+	Stock Subscription Warrant for Kurt Lauk is incorporated herein by reference to Exhibit 4.5 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.58*+	Stock Subscription Warrant for Gerald Held is incorporated herein by reference to Exhibit 4.6 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.59*+	Stock Subscription Warrant for Jean-François Heitz is incorporated herein by reference to Exhibit 4.7 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.60*+	Stock Subscription Warrant for David Peterschmidt is incorporated herein by reference to Exhibit 4.8 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.62*+	2005 Executive Compensation Plan Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.62 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005 (File No. 000-24720).
10	.63*+	Stock Subscription Warrant Agreement for Carl S. Pascarella is incorporated herein by reference to Exhibit 10.52 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005 (File No. 000-24720).
10	.64*+	Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.52 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005 (File No. 000-24720).
10	.65*+	SRC Software, Inc. 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on October 24, 2005 (File No. 333-129200).
10	.66*+	Form of Restricted Stock Purchase Agreement, as amended September 27, 2006, is incorporated herein by reference to Exhibit 10.66 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006 (File No. 000-24720).
10	.67*+	Infommersion, Inc. 2002 Stock Incentive Plan, as amended on December 3, 2004, is incorporated herein by reference to Exhibit 10.67 filed with our Registration Statement on Form S-8 filed with the SEC on November 3, 2005 (File No. 333-129433).
10	.68*+$	Employment Agreement of John G. Schwarz, dated September 9, 2005, is incorporated herein by reference to Exhibit 10.65 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.69*+	Business Objects Americas Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on May 8, 2005 (File No. 333-124726).
10	.70*+	Contract of Employment between Business Objects (U.K.) Ltd. and Bernard Liautaud, dated March 7, 2006, is incorporated by reference to Exhibit 10.70 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006 (File No. 000-24720).
10	.71*+	Employment Agreement between Business Objects Americas and Bernard Liautaud, dated March 13, 2006, is incorporated by reference to Exhibit 10.70 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006 (File No. 000-24720).

Exhibit No.		Description

10	.72*+	Stock Subscription Warrant Agreement for Jean-François Heitz is incorporated by reference to Exhibit 10.72 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).
10	.73*	Lease, dated December 23, 2004 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.73.1*	Lease Modification Agreement, dated September 15, 2005, among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.73.2*	Second Lease Modification Agreement, dated April 1, 2006, among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.74*+	2006 Stock Plan, adopted on October 19, 2006, is incorporated herein by reference to Exhibit 10.74 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006 (File No. 000-24720).
10	.76*+	Business Objects Form of Change of Control Agreement for U.S. Executives is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.77*+	Business Objects Form of Change of Control Agreement for Canadian Executives is incorporated herein by reference to Exhibit 10.77 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.78*+	Business Objects Form of Change of Control Agreement for French Executives is incorporated herein by reference to Exhibit 10.78 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.79*+	Change of Control Agreement between Business Objects and Susan J. Wolfe is incorporated herein by reference to Exhibit 10.79 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.80*+	Change of Control Agreement between Business Objects and James R. Tolonen is incorporated herein by reference to Exhibit 10.80 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
14	.1*	Business Objects Code of Business Conduct and Ethics, as revised on October 19, 2006, is incorporated herein by reference to Exhibit 14.1 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006 (File No. 000-24720).

*	Previously filed.

+	Management contracts or compensatory plans.

$	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS OBJECTS S.A.

By:	/s/ John G. Schwarz
Chief Executive Officer

Date: March 1, 2007

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

Signature	Title	Date

/s/ JOHN G. SCHWARZ John G. Schwarz	Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ JAMES R. TOLONEN James R. Tolonen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ BERNARD LIAUTAUD Bernard Liautaud	Chairman of the Board	March 1, 2007

/s/ BERNARD CHARLÈS Bernard Charlès	Director	March 1, 2007

/s/ JEAN-FRANÇOIS HEITZ Jean-François Heitz	Director	March 1, 2007

/s/ GERALD HELD Gerald Held	Director	March 1, 2007

/s/ KURT LAUK Kurt Lauk	Director	March 1, 2007

Signature	Title	Date

/s/ CARL F. PASCARELLA Carl F. Pascarella	Director	March 1, 2007

/s/ DAVID PETERSCHMIDT David Peterschmidt	Director	March 1, 2007

/s/ ARNOLD N. SILVERMAN Arnold N. Silverman	Director	March 1, 2007

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Amended and Restated Bylaws of Business Objects, as amended February 22, 2007 (English translation), is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on February 28, 2007 (File No. 000-24720).
4	.1*	Form of Deposit Agreement, as amended and restated on October 15, 2003, by and among Business Objects and The Bank of New York, as Depositary and holder from time to time of ADSs issued thereunder and Exhibit A to the Deposit Agreement, is incorporated herein by reference to Exhibit 1 filed with our Registration Statement on Form F-6 filed with the SEC on October 15, 2003 (File No. 333-109712).
4	.2*	Amended and Restated Stockholders Agreement, dated as of October 15, 2003, by and among Business Objects, New SAC, CB Cayman and certain shareholders of New SAC, is incorporated herein by reference to Exhibit 2.1 filed with our Current Report on Form 8-K filed with the SEC on October 17, 2003 (File No. 000-24720).
4	.3*	Employee Benefit Sub-Plan Trust Agreement is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-3 filed with the SEC on June 23, 2005 (File No. 333-126082).
10	.3*+	1991 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.4*+	1993 Stock Option Plan is incorporated herein by reference to Exhibit 10.3 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.5*+	1994 Stock Option Plan is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.6*	Summary, in English, of 1992 Grant by the French Ministry of the Economy, Finance and the Budget is incorporated herein by reference to Exhibit 10.4 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 33-83052).
10	.21*	Commercial Lease by and between SCI De L’Ilot 4.3 and SCI Du Pont De Levallois and Business Objects, dated December 22, 1999 (English translation), is incorporated herein by reference to Exhibit 10.24 filed with our Annual Report on Form 10-K filed with the SEC on March 30, 2000 (File No. 000-24720).
10	.21.1*	Amendment to Commercial Lease by and between SCI De L’llot 4.3 and SCI Du Pont de Levallois and Business Objects, date March 29, 2005 (English Translation), is incorporated herein by reference to Exhibit 10.21.1 filed with our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2005 (File No. 000-24720).
10	.22*	Lease agreement by and between 475 Java Drive Associates, L.P. and Business Objects Americas, dated August 3, 2000, is incorporated herein by reference to Exhibit 10 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2000 (File No. 000-24720).
10	.22.1*	Amendment to Lease Agreement dated February 1, 2006 by and between 475 Java Drive Associates, L.P. and Business Objects Americas, effective as of March 28, 2006, is incorporated by reference to Exhibit 10.22.1 filed with our Current Report on Form 8-K filed with the SEC on March 31, 2006 (File No. 000-24720).
10	.23*+	1999 Stock Option Plan, as amended, is incorporated herein by reference to Exhibit (d)(1) filed with our Schedule TO-I filed with the SEC on October 11, 2002 (File No. 005-47622).
10	.24*+	French Employee Savings Plan, as amended June 7, 2006, is incorporated herein by reference to Exhibit 10.24 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).
10	.24.1*+	1995 International Employee Stock Purchase Plan, as amended, is incorporated herein by reference to Exhibit 10.24.2 filed with our Current Report on Form 8-K filed with the SEC on October 26, 2004 (File No. 000-24720).
10	.25*+	2001 Stock Incentive Plan, as amended July 20, 2006 (English Translation), is incorporated by reference to Exhibit 10.25 filed with our Current Report on Form 8-K filed with the SEC on July 26, 2006 (File No. 000-24720).

Exhibit No.		Description

10	.25.1*+	2001 Stock Incentive Plan — Subsidiary Stock Incentive Sub-Plan, as amended June 7, 2006 (English Translation), is incorporated herein by reference to Exhibit 10.25.3 filed with our Current Report on Form 8-K filed with the SEC on June 13, 2006 (File No. 000-24720).
10.26		Reserved.
10.27		Reserved.
10.28		Reserved.
10.29		Reserved.
10	.30*+	Agreement with each of the Business Objects’ directors and senior management pursuant to which Business Objects agreed to contract for and maintain liability insurance against liabilities which may be incurred by such persons in their respective capacities is incorporated herein by reference to Exhibit 10.5 filed with our Registration Statement on Form F-1 filed with the SEC on September 20, 1994 (File No. 333-83052).
10	.31*	Lease agreement by and between Commercial Union Life Assurance Company Limited, Business Objects UK Limited and Business Objects, dated April 3, 2001, is incorporated herein by reference to Exhibit 993(ii) filed with our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2001 (File No. 000-24720).
10	.32*+	Stock subscription warrant for Gerald Held, dated September 16, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.33*+	Stock subscription warrant for Jean-François Heitz, dated September 16, 2003, is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.34*+	Stock subscription warrant for David Peterschmidt, dated September 16, 2003, is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on September 30, 2003 (File No. 333-109278).
10	.35.3*	Agreement between Société Générale and Business Objects, effective March 1, 2006, is incorporated herein by reference to Exhibit 10.35.3 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006 (File No. 000-24720).
10	.35.4	Amendment Letter, signed February 28, 2007, between Société Générale and Business Objects.
10	.36*+	Crystal Decisions, Inc. 1999 Stock Option Plan, as amended August 13, 2003, is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on December 11, 2003 (File No. 333-111090).
10	.36.1*+	Crystal Decisions 1999 Stock Option Plan — Canadian Stock Option Agreement is incorporated herein by reference to Exhibit 10.1.1 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10	.36.2*+	Crystal Decisions 1999 Stock Option Plan, as amended August 13, 2001 (French Employees Only), is incorporated herein by reference to Exhibit 10.1.4 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10	.37*	Shareholders Agreement, dated as of November 22, 2000, by and among New SAC, Silver Lake Technology Investors Cayman, L.P., Silver Lake Investors Cayman, L.P., Silver Lake Partners Cayman, L.P., SAC Investments, L.P., August Capital III, L.P., Chase Equity Associates, L.P., GS Capital Partners III, L.P., GS Capital Partners III Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 2000 L.P., Bridge Street Special Opportunities Fund 2000, L.P. Staenberg Venture Partners II, L.P., Staenberg Seagate Partners, LLC, Integral Capital Partners V, L.P., Integral Capital Partners V Side Fund, L.P. and the individuals listed therein, is incorporated by reference to Exhibit 10.16 filed with Seagate Technology International LLC’s Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).
10	.38*	Management Shareholders Agreement, dated as of November 22, 2000, by and among New SAC and the Management Shareholders listed therein is incorporated by reference to Exhibit 10.17 filed with the Seagate Technology International LLC Registration Statement on Form S-4 filed with the SEC on April 20, 2001 (File No. 333-59328).

Exhibit No.		Description

10	.40*	Lease Agreement, dated September 27, 1999, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. incorporated herein by reference to Exhibit 10.10 filed with the Crystal Decisions Registration Statement on Form 10 filed with the SEC on October 27, 2000 (File No. 000-31859).
10	.0.1*	Amendment to Lease agreement, dated June 22, 2000, between Laurelton Investments Ltd., Seagate Software Information Management Group (Canada) Ltd. And Seagate Software, Inc. is incorporated herein by reference to Exhibit 10.10.1 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 27, 2001.
10	.40.2*	Amended and Restated Lease Agreement, dated February 28, 2002, between Laurelton Investments Ltd., Crystal Decision, Corp. and Crystal Decisions, Inc. is incorporated herein by reference to Exhibit 10.10.2 filed with the Crystal Decisions Annual Report on Form 10-K filed with the SEC on September 26, 2002.
10	.44*+	Employment Agreement, dated as of September 25, 2002, by and between Crystal Decisions Inc. and Jonathan Judge is incorporated herein by reference to Exhibit 10.17 filed with the Crystal Decisions Quarterly Report on Form 10-Q filed with the SEC on November 12, 2002 (File No. 000-31859).
10	.51.1*	First Amendment to Pledge and Security Agreement, dated July 28, 2004, between Business Objects Americas and Comerica Bank is incorporated by reference to Exhibit 10.51.1 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004 (File No. 000-24720).
10	.52*+	2004 International Employee Stock Purchase Plan, as amended on October 19, 2006, is incorporated herein by reference to Exhibit 10.53 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006 (File No. 000-24720).
10	.53*+	Stock Subscription Warrant for David J. Roux is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on May 13, 2004 (File No. 333-115768).
10	.54*+	Stock Subscription Warrant for Arnold Silverman is incorporated herein by reference to Exhibit 4.2 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.55*+	Stock Subscription Warrant for Albert Eisenstat is incorporated herein by reference to Exhibit 4.3 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.56*+	Stock Subscription Warrant for Bernard Charlès is incorporated herein by reference to Exhibit 4.4 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.57*+	Stock Subscription Warrant for Kurt Lauk is incorporated herein by reference to Exhibit 4.5 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.58*+	Stock Subscription Warrant for Gerald Held is incorporated herein by reference to Exhibit 4.6 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.59*+	Stock Subscription Warrant for Jean-François Heitz is incorporated herein by reference to Exhibit 4.7 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.60*+	Stock Subscription Warrant for David Peterschmidt is incorporated herein by reference to Exhibit 4.8 filed with our Registration Statement on Form S-8 filed with the SEC on June 25, 2004 (File No. 333-116869).
10	.62*+	2005 Executive Compensation Plan Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.62 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005 (File No. 000-24720).
10	.63*+	Stock Subscription Warrant Agreement for Carl S. Pascarella is incorporated herein by reference to Exhibit 10.52 filed with our Annual Report on Form 10-K filed with the SEC on March 16, 2005 (File No. 000-24720).

Exhibit No.		Description

10	.64*+	Stock Subscription Warrant Agreement for Gerald Held is incorporated herein by reference to Exhibit 10.52 filed with our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2005 (File No. 000-24720).
10	.65*+	SRC Software, Inc. 2003 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on October 24, 2005 (File No. 333-129200).
10	.66*+	Form of Restricted Stock Purchase Agreement, as amended September 27, 2006, is incorporated herein by reference to Exhibit 10.66 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006 (File No. 000-24720).
10	.67*+	Infommersion, Inc. 2002 Stock Incentive Plan, as amended on December 3, 2004, is incorporated herein by reference to Exhibit 10.67 filed with our Registration Statement on Form S-8 filed with the SEC on November 3, 2005 (File No. 333-129433).
10	.68*+$	Employment Agreement of John G. Schwarz, dated September 9, 2005, is incorporated herein by reference to Exhibit 10.65 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.69*+	Business Objects Americas Deferred Compensation Plan, as amended, is incorporated herein by reference to Exhibit 4.1 filed with our Registration Statement on Form S-8 filed with the SEC on May 8, 2005 (File No. 333-124726).
10	.70*+	Contract of Employment between Business Objects (U.K.) Ltd. and Bernard Liautaud, dated March 7, 2006, is incorporated by reference to Exhibit 10.70 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006 (File No. 000-24720).
10	.71*+	Employment Agreement between Business Objects Americas and Bernard Liautaud, dated March 13, 2006, is incorporated by reference to Exhibit 10.70 filed with our Current Report on Form 8-K filed with the SEC on May 10, 2006 (File No. 000-24720).
10	.72*+	Stock Subscription Warrant Agreement for Jean-François Heitz is incorporated by reference to Exhibit 10.72 filed with our Registration Statement on Form S-8 filed with the SEC on August 8, 2006 (File No. 333-136418).
10	.73*	Lease, dated December 23, 2004 among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.73.1*	Lease Modification Agreement, dated September 15, 2005, among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.73.2*	Second Lease Modification Agreement, dated April 1, 2006, among 855 Homer Street Inc., Business Objects Corp. and Business Objects Americas is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.74*+	2006 Stock Plan, adopted on October 19, 2006, is incorporated herein by reference to Exhibit 10.74 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006 (File No. 000-24720).
10	.76*+	Business Objects Form of Change of Control Agreement for U.S. Executives is incorporated herein by reference to Exhibit 10.76 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.77*+	Business Objects Form of Change of Control Agreement for Canadian Executives is incorporated herein by reference to Exhibit 10.77 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.78*+	Business Objects Form of Change of Control Agreement for French Executives is incorporated herein by reference to Exhibit 10.78 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).

Exhibit No.		Description

10	.79*+	Change of Control Agreement between Business Objects and Susan J. Wolfe is incorporated herein by reference to Exhibit 10.79 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.80*+	Change of Control Agreement between Business Objects and James R. Tolonen is incorporated herein by reference to Exhibit 10.80 filed with our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2005 (File No. 000-24720).
10	.81+	Employment Agreement of Susan J. Wolfe, dated February 28, 2007.
14	.1*	Business Objects Code of Business Conduct and Ethics, as revised on October 19, 2006, is incorporated herein by reference to Exhibit 14.1 filed with our Current Report on Form 8-K filed with the SEC on October 25, 2006 (File No. 000-24720).
21.1		List of Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Previously filed.

+	Management contracts or compensatory plans.

$	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.