Form 10-Q
period 2007-03-31
BUSINESS OBJECTS S.A.
filed 2007-05-10
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, the number of issued ordinary shares was 98,367,863, €0.10 nominal value, (including 229,015 treasury shares of which 104,317 American depositary shares (“ADSs”) are owned by the Business Objects Employee Benefit Sub Plan Trust, 1,723,942 ADSs are held by Business Objects Option LLC and 712,473 ADSs are held by the Business Objects Employee Benefit Sub Plan Trust). Of this number of issued shares, 56,095,887 shares are in the form of ADSs. As of April 30, 2007, the registrant had issued and outstanding 95,702,432 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	March 31,	December 31,
	2007	2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$631,479	$506,792
Restricted cash	38,449	42,997
Short-term investments	5,760	5,736
Accounts receivable, net	309,063	334,387
Deferred tax assets	12,483	15,189
Prepaid and other current assets	68,341	59,462

Total current assets	1,065,575	964,563
Goodwill	1,270,181	1,266,057
Other intangible assets, net	117,391	128,635
Property and equipment, net	90,695	91,091
Deposits and other assets	17,567	20,897
Long-term restricted cash	11,169	11,131
Long-term deferred tax assets	11,771	12,616

Total assets	$2,584,349	$2,494,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,187	$36,070
Accrued payroll and related expenses	85,321	105,967
Income taxes payable	2,221	96,088
Deferred revenues	332,003	283,631
Other current liabilities	131,609	106,776
Escrows payable	34,889	34,539

Total current liabilities	626,230	663,071
Long-term escrows payable	7,692	7,654
Other long-term liabilities	7,103	7,077
Long-term income taxes payable	99,292	—
Long-term deferred tax liabilities	2,521	4,597
Long-term deferred revenues	8,760	9,772

Total liabilities	751,598	692,171
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.13 and $0.13, as of March 31, 2007 and December 31, 2006, respectively): authorized 266,637 and 263,533; issued 98,339 and 97,424; issued and outstanding 95,650 and 94,932; respectively at March 31, 2007 and December 31, 2006	10,804	10,707
Additional paid-in capital	1,347,994	1,320,993
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan Trust shares: 2,689 shares at March 31, 2007 and 2,492 shares at December 31, 2006	(6,039)	(5,247)
Retained earnings	415,191	417,709
Accumulated other comprehensive income	64,801	58,657

Total shareholders’ equity	1,832,751	1,802,819

Total liabilities and shareholders’ equity	$2,584,349	$2,494,990

(1)	The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Revenues:
Net license fees	$137,393	$125,894
Services	196,950	152,377

Total revenues	334,343	278,271
Cost of revenues:
Net license fees	10,870	7,976
Services	68,831	60,767

Total cost of revenues	79,701	68,743

Gross profit	254,642	209,528
Operating expenses:
Sales and marketing	137,341	117,500
Research and development	52,341	43,737
General and administrative	33,639	30,363
Legal contingency reserve	25,700	—

Total operating expenses	249,021	191,600
Income from operations	5,621	17,928
Interest and other income, net	4,129	2,855

Income before provision for income taxes	9,750	20,783
Provision for income taxes	(4,168)	(8,446)

Net income	$5,582	$12,337

Basic net income per ordinary share and ADS	$0.06	$0.13

Diluted net income per ordinary share and ADS	$0.06	$0.13

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	95,235	92,552

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	97,094	95,333

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Operating activities:
Net income	$5,582	$12,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,161	7,881
Amortization of other intangible assets	12,074	8,869
Stock-based compensation expense	11,597	13,410
Excess tax benefits from stock-based compensation	—	(2,422)
Deferred income taxes	(729)	(2,835)
Changes in operating assets and liabilities:
Accounts receivable, net	27,609	20,800
Prepaid and other current assets	(8,600)	(5,826)
Deposits and other assets	3,360	2,516
Accounts payable	(481)	2,391
Accrued payroll and related expenses	(21,270)	(17,607)
Income taxes payable	(96)	6,163
Deferred revenues	45,466	46,416
Other liabilities	24,737	(3,824)
Short-term investments classified as trading	(25)	(302)

Net cash provided by operating activities	107,385	87,967

Investing activities:
Purchases of property and equipment	(7,031)	(10,018)
Increase in escrow payable	332	191
Transfer of cash (to) from restricted cash accounts	4,510	(191)

Net cash used in investing activities	(2,189)	(10,018)

Financing activities:
Issuance of shares	15,506	11,820
Excess tax benefits from stock-based compensation	—	2,422

Net cash provided by financing activities	15,506	14,242

Effect of foreign exchange rate changes on cash and cash equivalents	3,985	781

Net increase in cash and cash equivalents	124,687	92,972
Cash and cash equivalents, beginning of the period	506,792	332,777

Cash and cash equivalents, end of the period	$631,479	$425,749

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
March 31, 2007
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Business Objects S.A. (the “Company” or “Business Objects”) have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes of the Company in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for, but are not limited to, valuation assumptions utilized in business combinations, restructuring accruals, impairment of goodwill and other intangible assets, contingencies and litigation, allowances for doubtful accounts, stock-based compensation and taxes. Actual results could differ from those estimates.
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
Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub Plan Trust Shares
     At March 31, 2007, the difference between the 98.3 million issued ordinary shares and the 95.7 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represents the 2.6 million shares held by Business Objects Option LLC, the Employee Benefit Sub Plan Trust and in Treasury which are included in the caption “Treasury, Business Objects Option LLC and Employee Benefit Sub-Plan Trust Shares.” Shares held by Business Objects Option LLC and by the Employee Benefit Sub-Plan Trust to be relinquished upon the exercise of options assumed in connection with certain acquisitions and upon the vesting of the Restricted Stock Units (“RSUs”), respectively, are not deemed to be outstanding, they will not be entitled to voting rights, and will not be included in the calculation of basic net income per ordinary share and American Depositary Shares (“ADS”) until such time as the option holders exercise their options and the RSUs vest.
     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants, vesting of RSUs and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist by EuronextTM (Compartment A) and the ADSs are traded on the Nasdaq Global Select Market.

Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS no. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is still assessing the impact, if any, of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.
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
     The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At March 31, 2007, the forward and option contracts outstanding had maturity dates ranging from April 2007 through Jan 2008. At March 31, 2007, a mark-to-market net loss on the revaluation of these forward and option contracts was recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net losses on the settlement of option contracts were recorded in the statement of income during the three months ended March 31, 2007 but were not material.
     At March 31, 2007, the Company had assessed that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.
     The Company’s derivative financial instruments as of March 31, 2007 are summarized in the table below.

	Notional Amount	Fair Value
	(in millions)
U.S. dollar equivalent of derivatives not designated as hedges	$65.2	$0.9
U.S. dollar equivalent of derivatives designated as cash flow hedges	$66.1	$(0.8)
     All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $1.5 million and other current liabilities of $1.4 million at March 31, 2007, and as part of other current assets in the amount of $0.5 million and other current liabilities of $2.8 million at December 31, 2006.

3. Accounts Receivable
     Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $11.0 million at March 31, 2007 and $12.2 million at December 31, 2006. The allowance for doubtful accounts portion represented $7.5 million of the $11.0 million balance at March 31, 2007, and $7.9 million of the $12.2 million balance at December 31, 2006.
4. Shareholders’ Equity
     The Company grants stock options and RSUs and provides employees the right to purchase its shares pursuant to shareholder approved stock option and employee stock purchase plans. The Company also grants warrants to purchase shares to its non-employee directors.
     At March 31, 2007, there were three approved compensation plans under which stock options and RSUs were granted. Stock options were granted under the 2001 Plan. RSUs were granted under the 2001 Sub-Plan to non-French employees and under the 2006 Plan to French employees. There were two employee stock purchase plans, the 2004 International Employee Stock Purchase Plan available to non-French employees (“2004 IESPP”) and the Employee Stock Purchase Plan available to French employees (the “ESPP”). The compensation cost in connection with the employee stock purchase plans for the three months ended March 31, 2007 was approximately $1.5 million. There were 50,303 shares purchased under the French ESPP during the three months ended March 31, 2007. Total cash received from employees for the issuance of shares under the French ESPP was approximately $1.6 million.
The effect of recording stock based compensation expense for the three month periods ended March 31, 2007 and 2006 was as follows:

		Stock
For the three months ended March 31, 2007	Warrants	Options	RSUs	IESPP	ESPP	Total
Cost of license fees		$9			$1	$10

Cost of services		966	$123	$287	12	1,388

Sales and marketing		3,077	612	631	54	4,374

Research and development		1,049	51	245	84	1,429

General and administrative	$265	2,864	1,101	137	29	4,396

Total compensation expense	265	7,965	1,887	1,300	180	11,597

Income tax benefit	—	(1,011)	(355)	—	—	(1,366)

Total compensation expense, net of tax	$265	$6,954	$1,532	$1,300	$180	$10,231

		Stock
For the three months ended March 31, 2006	Warrants	Options	RSUs	IESPP	ESPP	Total
Cost of license fees		$11		$1		$12

Cost of services		1,166		166	$5	1,337

Sales and marketing		2,969	$35	493	16	3,513

Research and development		1,649	10	146	32	1,837

General and administrative	$178	3,288	3,159	76	10	6,711

Total compensation expense	178	9,083	3,204	882	63	13,410

Income tax benefit	—	(1,290)	(29)	—	—	(1,319)

Total compensation expense, net of tax	$178	$7,793	$3,175	$882	$63	$12,091

     The fair value of stock based awards was estimated using the binomial-lattice model which requires the use of employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the weighted average assumptions used to determine the fair value of the stock based awards and the related weighted average fair values :

	Three Months Ended				Three Months Ended
	March 31, 2007				March 31, 2006
	Stock options	RSUs	IESPP	ESPP	Stock options	RSUs	IESPP	ESPP
Expected volatility	51%	N/A	54%	N/A	47%	N/A	32%	N/A
Risk-free interest rate (1)	4.05%	N/A	3.70%	N/A	3.53%	N/A	2.38%	N/A
Turnover rate
France	12%	12%	N/A	N/A	12%	N/A	N/A	N/A
Officers / Directors	14%	14%	12%	N/A	14%	14%	13%	N/A
Rest of the world	20%	20%	12%	N/A	20%	20%	13%	N/A
Dividends	—	—	—	—	—	—	—	—
Weighted average fair value in	$15.72	37.84	11.17	3.60	15.03	40.88	8.41	1.66
Expected life (years)	4.10	1.98	0.50	N/A	4.57	N/A	0.50	N/A

(1)	The Company used the five to seven years IBoxx Eurozone interest rate for the stock options and warrants with exercise prices denominated in Euro granted to French employees and Directors, and the three to five years IBoxx Eurozone interest rate for the options with exercise prices denominated in Euro granted to rest of the world. The Company used the Euribor six month interest rate for the IESPP with a subscription price denominated in Euro.
     The Company’s computation of expected volatility is typically based on a combination of historical volatility and implied volatility. However, for the February 22, 2007 grant date, no implied volatility data was available, hence the Company only considered historical volatility to determine the expected volatility used for the fair value of options granted at that date.
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
     Equity award activity for the three months ended March 31, 2007, was as follows (in thousands, except weighted data):

						Weighted-
						Average
				Weighted		Remaining
	Number of Awards			Average	Aggregate	Contractual
		Stock		Exercise Price	Intrinsic	Term (in
	Warrants	Options	RSUs	(1)	Value (2)	years)
Outstanding at January 1, 2007	405	12,187	690	$31.86	$137,011	6.28

Granted (3)		506	160	29.54	6,037

Cancelled / Expired		(394)	(24)	35.96	2,606

Exercised	(30)	(609)	(50)	19.99	12,045	—

Outstanding at March 31, 2007	375	11,690	776	32.60	99,256	6.13

Exercisable at March 31, 2007	225	6,759		35.29	50,702	5.50

Unvested expected to vest at March 31, 2007	150	4,066	560	30.13	33,485	7.11

(1)	translated to U.S. dollars based on the noon buying rate as published by the Federal Reserve Bank of New York for grants, exercises, cancellations and based on the closing rate for the outstanding options.

(2)	computed as the difference between the closing quote on NASDAQ on January 1, 2007, at the grant date, at the cancellation date, at the exercise date or at March 31, 2007 respectively, and the option exercise price translated in U.S. dollars as per (1) above. The intrinsic value cannot be negative and may equal zero when the option price exceeds the closing quote on the NASDAQ.

(3)	as stock options are granted with an exercise price equal to the closing price on Euronext on the grant date, the intrinsic value of grants is limited to RSUs.

     The following table summarizes the unvested restricted awards activity for the three months ended March 31, 2007:

	Number of	Weighted-
	Awards (in	Average Grant
	thousands)	Date Fair Value
Unvested at January 1, 2007	690	$34.93

Granted	160	37.84

Vested	(50)	39.89

Forfeited	(24)	36.39

Unvested at March 31, 2007	776	35.16
     The total intrinsic value of options and warrants exercised was $10.2 million during the three months ended March 31, 2007 and was $11.8 million during the three months ended March 31, 2006. The total fair value of RSUs vested during the three months ended March 31, 2007 was $1.8 million and was $2.3 million during the three months ended March 31, 2006.
     Net cash proceeds from the exercises of stock options, and warrants, and from the purchases under the French ESPP were $15.5 million for the three months ended March 31, 2007, and $11.8 million for the three months ended March 31, 2006.
     As of March 31, 2007, total compensation cost related to unvested awards expected to vest but not yet recognized was $74.6 million, and was expected to be recognized over a weighted-average period of 2.4 years. The unrecognized amount included the performance awards for which no FAS 123R grant date had yet been determined. For these awards, the fair value was estimated based on the stock price at the reporting date and on 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during the three months ended March 31, 2007.
5. Goodwill and Other Intangible Assets
     The Company tests for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2006. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization, occurred through March 31, 2007 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of March 31, 2007.

     The change in the carrying amount of goodwill was as follows (in millions):

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2007	2006
Balance, beginning of the year	$1,266.0	$1,166.0
Goodwill acquired during the period	2.3	90.6
Goodwill adjustments relating to prior year acquisitions	1.5	6.2
Impact of foreign currency fluctuations on goodwill	0.4	3.2

Balance, end of the period	$1,270.2	$1,266.0

     There was no material activity during the three months ended March 31, 2007. During 2006, the Company completed several acquisitions, most notably the acquisitions of Firstlogic and ALG, resulting in additional goodwill of $90.6 million.
     Other intangible assets consisted of the following (in millions):

	March 31,	December 31,
	2007	2006
Developed technology	$174.7	$173.5
Maintenance and support contracts	56.2	57.0
Trade names	10.5	9.3
License contracts and relationships	2.9	2.8
Workforce	1.5	1.5

Total other intangible assets, at cost	245.8	244.1
Accumulated amortization on other intangible assets	(128.4)	(115.5)

Other intangible assets, net	$117.4	$128.6

     During the three months ended March 31, 2007, there were no material intangible asset additions. Certain intangible assets and the related accumulated amortization balances were held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.
     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Amortization of:
Developed technology (included in cost of net license fees)	$8.5	$6.0
Maintenance and support contracts (included in cost of services revenues)	2.7	2.6
Trade names (included in operating expenses)	0.5	0.3
License contracts & relationships (included in cost of net license fees)	0.3	—
Workforce (included in operating expenses)	0.1	—

Total other intangibles amortization expense	$12.1	$8.9

     The estimated future amortization expense of other intangible assets existing at March 31, 2007 is presented in U.S. dollars based on the March 31, 2007 period-end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in millions):

Remainder of 2007	$36.4
2008	45.3
2009	16.2
2010	13.8
2011	5.5
Thereafter	0.2

Total	$117.4

6. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per ordinary share and ADS (in thousands, except per ordinary share and ADS data):

	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$5,582	$12,337

Denominator:
Weighted average ordinary shares and ADSs outstanding — basic	95,235	92,552

Net income per share — basic	$0.06	$0.13

Diluted net income per share:
Numerator:
Net income	$5,582	$12,337

Denominator:
Weighted average ordinary shares and ADSs outstanding — basic	95,235	92,552
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock option plans, RSUs and warrants (treasury stock method)	1,859	2,781

Weighted average ordinary shares and ADSs outstanding — diluted	97,094	95,333

Net income per share — diluted	$0.06	$0.13

     For the three months ended March 31, 2007 and 2006, approximately 0.7 million and 0.6 million stock options and warrants were exercised and RSUs vested, respectively, of which approximately 0.1 million, and 0.2 million represented exercises of options held by Business Objects Option LLC. At March 31, 2007 and 2006, respectively, 12.8 million and 13.5 million stock options, RSUs and warrants were outstanding.
For 2007 and 2006, respectively, 5.1 million and 1.9 million weighted average outstanding options and warrants to purchase ordinary shares or ADSs and unvested RSUs were excluded from the calculation of diluted net income per share because the option, warrant or RSU were anti-dilutive.
7. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three months ended March 31, 2007 and 2006, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized gains (losses) on cash flow hedges settled in the period.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net income	$5,582	$12,337
Other comprehensive income:
Foreign currency translation adjustments	4,921	3,027
Unrealized net gains (losses) on cash flow hedges, net of tax	83	(634)
Realized net (gains) losses on cash flow hedges, net of tax, reclassified into earnings	757	(131)
Other	383	—

Total comprehensive income	$11,726	$14,599

8. Business Segment Information
The Company has one reportable segment — business intelligence software products and services.
The following table summarizes the Company’s total revenues by geographic region (in millions):

	Three Months Ended
	March 31,
	2007	2006
United States	$161.7	$136.5
Europe, Middle East and Africa (“EMEA”), excluding France	108.1	87.6
France	29.1	24.4
Americas, excluding the United States	11.1	10.7
Asia Pacific	24.3	19.1

Total revenues	$334.3	$278.3

9. Commitments and Contingencies
Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2030. At December 31, 2006, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $271.0 million in aggregate. During the three months ended March 31, 2007, there have been no material changes to our operating lease commitments since December 31, 2006.
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
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions, Inc. (“Crystal Decisions”) in the United States District Court for the District of Delaware. The Company became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy later alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. On January 23, 2006, the District Court issued a Memorandum Opinion granting the Company’s motion for summary judgment as to non infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that the Company infringed these three patents has been dismissed and judgment was entered in the Company’s favor on February 23, 2006. MicroStrategy filed a notice of appeal on March 24, 2006. Briefing for the appeal was completed by the parties on January 5, 2007. Oral arguments, initially scheduled to be heard by the Court of Appeals on April 4, 2007, were postponed until June 4, 2007.
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
     In October 2003, Vedatech and Mani Subramanian filed an action against Crystal Decisions, Crystal Decisions (UK) Limited and Susan J. Wolfe, then Vice President, General Counsel and Secretary of Crystal Decisions, in the United States District Court, Northern District of California, San Jose Division, which alleged that the August 2002 mediated settlement was induced by fraud and that the defendants engaged in negligent misrepresentation and unfair competition (the “California Proceedings”). The Company became a party to this action when it acquired Crystal Decisions. In July 2004, the United States District Court, Northern District of California, San Jose Division granted the defendants’ motion to stay any proceedings before such court pending resolution of the matters currently submitted to the High Court.
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
     At a Case Management Conference on December 4 to 6, 2006, the English High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by December 18, 2006 Vedatech and Mr. Subramanian paid costs in the sum of £15,600 (approx. US$30,600) due under a costs order made on November 30, 2005, then Vedatech and Mr, Subramanian would be barred from defending the 2003 Proceedings. Vedatech and Mr. Subramanian failed to meet that deadline and are now precluded from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their claim. In the Claimants’ application for judgment, they requested that the amounts due to them from the Defendants in damages, and in respect of the costs orders in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.
     A hearing took place in the English High Court on March 20 to 23, 2007 to determine the form of judgment. On May 9, 2007 the Court handed down the judgment and the final order. The Court upheld the validity and enforceability of the settlement agreement, and granted a permanent anti-suit injunction and ordered that the Defendants withdraw or procure the withdrawal of the California Proceedings. The Court provided mechanics for the payment to be made under the settlement agreement and to discharge the costs orders and damages award, both of which were made in the Claimants’ favor.

Finally, the Court ordered that all outstanding costs against Vedatech, including the costs to be assessed, be paid out of the monies in court. Vedatech and Mr. Subramanian may seek permission to appeal this final judgment and order.
     Vedatech and Mr. Subramanian have made an application to the Court of Appeal for permission to appeal the December 2006 order. This application is listed to be heard by the Court of Appeal on June 7, 2007.
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
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. Dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting the Company’s motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of patent 6,044,374 and denying the Company’s motion for summary judgment on the issue of direct and induced infringement of patents 6,014,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to the 6,208,990 patent. The trial started on March 12, 2007 and a jury found on April 2, 2007 that the Company was willfully infringing Informatica’s patent nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million. On April 9-10, 2007, the District Court considered the Company’s defense of inequitable conduct by Informatica. This case is ongoing, pending the judge’s decision on the Company’s defense of inequitable conduct and determination of the final amount of damages. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. The District Court took these matters under advisement. The Company is defending this ongoing action vigorously. Since a jury verdict was rendered creating a potential future liability, the Company recorded an accrual as of March 31, 2007. The Company cannot be assured that this accrual will be adequate if judgment is rendered in Informatica’s favor. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     Although the Company believes that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation is ongoing, the Company cannot be assured that it will prevail. Should Informatica ultimately succeed in the prosecution of its claims, the Company will be required to remove the infringing feature from the next version of its Data Integrator product.
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
     The Company is also involved in various other legal proceedings in the ordinary course of business, none of which is believed to be material to its financial condition and results of operations. Where the Company believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these other various legal proceedings is not determinable, no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known. While the outcome of these other various legal proceedings cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims will have a material adverse impact on the Company’s financial position, results of operations or cash flows.
10. Escrows Payable and Restricted Cash
     The Company held an aggregate of $23.5 million at March 31, 2007, in escrows payable related to its acquisitions in 2006 primarily related to Firstlogic and ALG. The amounts are due through November 2008. The Company held an aggregate of $12.2 million at March 31, 2007, in escrows payable related to the 2005 acquisitions of SRC, Infommersion and Medience and these amounts are due through October 2007. The remaining balance of $6.9 million in escrows payable at March 31, 2007, related to the purchase of Acta in 2002.
     All escrow amounts are subject to indemnification obligations and are secured by restricted cash.
     In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $3.5 million. The letters of credit are renewable and are secured by restricted cash.
     Restricted cash related to the acquisition of Infommersion includes an additional $3.1 million related to an employee escrow account representing retention payments due to former executives, and will be available for release through October 2007. As of March 31, 2007, these amounts were not yet earned and were not considered payable.
     The amounts relating to Acta were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta and that legal matter is ongoing.
     In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provides that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. The remaining balance, if any, will be distributed once all claims related to the Informatica action are resolved. At March 31, 2007, the Company had $7.2 million in escrow and believes it will be eligible to claim a portion of the costs associated with defending its position against Informatica up to this amount. See footnote 9 “Commitments and Contigencies” for more information.
     There were no other material changes in escrows payable or restricted cash since December 31, 2006.
11. Credit Agreement
     On December 8, 2004, the Company entered into an unsecured credit facility (the “Credit Agreement”), which was scheduled to terminate on December 2, 2005. This agreement was amended in each of December 2005 and January 2006. The Company entered into a new unsecured credit facility with the same financial institution (the “Second Credit Agreement”) in March 2006, which superseded the Credit Agreement and the amendments in their entirety, and was originally scheduled to terminate in February 2007 but the maturity date has been extended to May 31, 2007. The terms of the Second Credit Agreement are essentially unchanged from the Credit Agreement. The Second Credit Agreement provides for up to €100 million (approximately $133 million using the exchange rate as of March 31, 2007) which can be drawn in euros, U.S. dollars or Canadian dollars. The Second Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The Second Credit Agreement restricts certain of the Company’s activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.

     Pursuant to the Second Credit Agreement, the amount available is reduced by the aggregate of all then outstanding borrowings. Borrowings are limited to advances in duration of 10 days to 12 months, and must be at least equal to € 1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. This unsecured credit line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the Second Credit Agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of € 5 million, without penalty. At March 31, 2007, there were no balances outstanding against this Second Credit Agreement.
12. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on its balance sheets as of March 31, 2007 or December 31, 2006. The Company carries coverage under certain insurance policies to protect it in the case of unexpected liability; however, this coverage may not be sufficient.
     On August 30, 2006, the Company entered into an agreement with a bank to guarantee the obligations for certain of its subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, the Company amended the guarantee to include all of our subsidiaries. At March 31, 2007, there were seven forward contracts with this bank under this guarantee in the aggregate notional amount of $46.2 million. In addition, there were four option contracts with this bank under this guarantee in the aggregate notional amount of $12.4 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at March 31, 2007.
     The Company entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At March 31, 2007, there was one option contract with the bank under this guarantee in the aggregate notional amount of $3.4 million. In addition, there were twelve forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $66.9 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at March 31, 2007.
     As approved by the Company’s Board of Directors resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At March 31, 2007 there were no liabilities due under this arrangement.
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

     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at March 31, 2007 and December 31, 2006 did not represent material liabilities.
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
     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates, which occur during the period. During the three months ended March 31, 2007, the effective tax rate was 43%, compared to 41% for the same period last year. The increase in the effective tax rate of 2% for the first quarter ended March 31, 2007 was primarily due to discrete tax charges related to a taxable reorganization in Europe.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a cumulative effect adjustment to decrease retained earnings by $8.1 million. At January 1, 2007, the total amount of unrecognized tax benefits was $87.5 million, of which $19.5 million related to tax benefits that, if recognized, would impact the annual effective tax rate. Unrecognized tax benefits did not change significantly during the three months ended March 31, 2007.
     FIN 48 requires that the classification of a liability associated with an unrecognized tax benefit as a current liability to the extent the enterprise anticipates payment of cash within one year. The Company has classified the total amount of unrecognized tax benefits as a long term liability since payment is not expected within one year.
     The Company continues its policy to recognize interest and penalties related to income tax matters through income tax expense. During the three months ended March 31, 2007, the total amount of interest and penalties recognized in the statement of income was $1.7 million. As of January 1, 2007 and March 31, 2007, the Company had approximately $13.7 million and $15.4 million, respectively, of accrued interest related to uncertain tax positions.
     During 2006, the Company has received from the French tax authorities an assessment of tax of approximately 85 million euros including interest and penalties for the 2003 and 2004 tax years. The principal issue underlying the notice is the proper valuation methodology for certain intellectual property which the Company transferred from France to its Irish wholly owned subsidiary in 2003 and 2004. The Company believes it used the correct methodology in calculating the taxes it paid to the French government and will vigorously defend against the payment of additional taxes. There can be no assurance that the Company will prevail, however, and the final determination that additional tax is due could materially impact the Company’s financial statements.
     The Company is also under examinations by the U.S. tax authorities for tax years 2001 through 2004.
14. Subsequent Events
     Intent to Acquire Cartesis S.A.
     On April 23, 2007, the Company announced its intent to acquire Cartesis S.A. (“Cartesis”), an independent vendor of enterprise performance management (EPM) software with more than 1,300 customers worldwide. Under the terms of the agreement with Cartesis, the Company will pay an enterprise value of €225 million (approximately $300 million) in cash. The acquisition is expected to close within the next 90 days, subject to regulatory approval, Cartesis shareholder approval, and other customary closing conditions.
     Stock Repurchase Program.
     On April 25, 2007, the Company announced its Board of Directors had authorized the Company to repurchase up to two million of its own shares for a total amount of up to $100 million (€75 million) under the share repurchase program authorized by its shareholders at the Company’s Shareholders Meeting on June 7, 2006. The Company may make repurchases of its American Depositary Shares, which are traded on the Nasdaq Global Select Market, pursuant to Rule 10b-18 of the Securities Act of 1933, as amended (the “Securities Act”), and/or repurchases of its ordinary shares listed on the Eurolist by Euronext in accordance with French law and the regulations of the Autorite des Marches Financiers (“AMF”). The share repurchase program will terminate on the earlier of the date on which the Company has fulfilled the objectives of the program or on December 7, 2007. Under the Board authorization, the Company is allowed to repurchase its own shares up to a maximum price of $50 per ADS or €38 per ordinary share. Pursuant to the shareholders and Board authorizations, share repurchases may be made, as soon as practicable, in the open market, through block trades or otherwise. Depending on market conditions, other factors and legal restrictions, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice.
     Convertible Bond Offering.
     On May 3, 2007, the Company announced the launch of an offering for the sale of net share settled convertible notes (ORNANEs) with a maturity date of January 1, 2027 for a total nominal amount of approximately €450 million (or approximately $613 million as of May 7, 2007) (the “Bonds”) in an offering under Regulation S under the Securities Act. The Bonds were offered in a public offering in France pursuant to a prospectus filed with the Autorité des Marchés Financiers (the “AMF”) and private placements in other non-U.S. jurisdictions. On May 3, 2007, the AMF issued visa number 07-140 on a prospectus submitted in connection with the offering. The French public offering started on May 4, 2007 and closed on May 8, 2007. The Bonds will be traded on Eurolist by Euronext.
     The Company set the final terms of the issuance of the Bonds with a maturity date of January 1, 2027 for a total nominal amount of €449,999,975.40, represented by 10,676,156 ORNANEs with a nominal value per Bond of €42.15 equating to a 50% premium over the reference price of €28.10 per share, defined as the volume-weighted average share price of the Company’s shares traded on Compartment A of the Eurolist by Euronext™ market from the opening of trading on May 3, 2007 until 2 p.m. (Paris time), at which time the final terms of the Bonds were finalized. Upon conversion of an ORNANE, the net share settlement will be effected on the basis of an initial conversion ratio of one ordinary share per Bond.
     The Bonds will have an annual interest rate of 2.25% per annum and will be redeemed in cash on January 1, 2027 (or on the first Business Day or the following day if this date is not a Business Day) at par plus accrued interest.
     The Bonds issue will allow the Company to benefit from the favorable market conditions in order to strengthen its balance sheet and diversify its sources of capital. The net proceeds, estimated to be €441.5 million, will be used for general corporate purposes of the Company and, in particular, for the purchase of treasury shares and for the financing of its external growth via targeted acquisitions. Since January 1, 2005, the Company has acquired or announced its intent to acquire nine companies or their assets to facilitate the Company’s business. The Company anticipates that it will continue to make targeted acquisitions of companies or products and that a portion of the proceeds will be used to accomplish these objectives.
     In connection with the issuance of the Bonds, the Company agreed to file a registration statement with the Securities and Exchange Commission for the registration of the ordinary shares issuable upon conversion of the Bonds within 270 days (subject to certain exceptions) after the issuance of the Bonds.
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

Recent Developments
     Intent to Acquire Cartesis S.A.
     On April 23, 2007, we announced our intent to acquire Cartesis S.A. (“Cartesis”), an independent vendor of EPM software with more than 1,300 customers worldwide. Under the terms of the agreement with Cartesis, we will pay an enterprise value of €225 million (approximately $300 million) in cash. The acquisition is expected to close within the next 90 days, subject to regulatory approval, Cartesis shareholder approval, and other customary closing conditions.
     Stock Repurchase Program.
     On April 25, 2007, we announced that our board of directors had authorized us to repurchase up to two million of its own shares for a total amount of up to $100 million (€75 million) under the share repurchase program authorized by its shareholders at our Shareholders Meeting on June 7, 2006. We will make repurchases of its American Depositary Shares, which are traded on the Nasdaq Global Select Market, pursuant to Rule 10b-18 of the Securities Act, and/or repurchases of its ordinary shares listed on the Eurolist by Euronext in accordance with French law and the regulations of the AMF. The share repurchase program will terminate on the earlier of the date on which we have fulfilled the objectives of the program or on December 7, 2007. Under the Board authorization, we are allowed to repurchase our own shares up to a maximum price of $50 per ADS or €38 per ordinary share. Pursuant to the shareholders and Board authorizations, share repurchases may be made, as soon as practicable, in the open market, through block trades or otherwise. Depending on market conditions, other factors and legal restrictions, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice.
     Convertible Bond Offering.
     On May 3, 2007, we announced the launch of an offering for the sale of net share settled convertible notes (ORNANEs) with a maturity date of January 1, 2027 for a total nominal amount of approximately €450 million (or approximately $613 million as of May 7, 2007) (the “Bonds”) in an offering under Regulation S under the Securities Act. The Bonds were offered in a public offering in France pursuant to a prospectus filed with the AMF and private placements in other non-U.S. jurisdictions. On May 3, 2007, the AMF issued visa number 07-140 on a prospectus submitted in connection with the offering. The French public offering started on May 4, 2007 and closed on May 8, 2007. The Bonds will be traded on Eurolist by Euronext.
     We set the final terms of the issuance of the Bonds with a maturity date of January 1, 2027 for a total nominal amount of €449,999,975.40, represented by 10,676,156 ORNANEs with a nominal value per Bond of €42.15 equating to a 50% premium over the reference price of €28.10 per share, defined as the volume-weighted average share price of our shares traded on Compartment A of the Eurolist by Euronext™ market from the opening of trading on May 3, 2007 until 2 p.m. (Paris time), at which time the final terms of the Bonds were finalized. Upon conversion of an ORNANE, the net share settlement will be effected on the basis of an initial conversion ratio of one ordinary share per Bond.
     The Bonds will have an annual interest rate of 2.25% per annum and will be redeemed in cash on January 1, 2027 (or on the first Business Day or the following day if this date is not a Business Day) at par plus accrued interest.
     The Bonds issue will allow us to benefit from the favorable market conditions in order to strengthen its balance sheet and diversify its sources of capital. The net proceeds, estimated to be €441.5 million, will be used for our general corporate purposes and, in particular, for the purchase of treasury shares and for the financing of its external growth via targeted acquisitions. Since January 1, 2005, we have acquired or announced our intent to acquire nine companies or their assets to facilitate our business. We anticipate that we will continue to make targeted acquisitions of companies or products and that a portion of the proceeds will be used to accomplish these objectives.
     In connection with the issuance of the Bonds, we agreed to file a registration statement with the Securities and Exchange Commission for the registration of the ordinary shares issuable upon conversion of the Bonds within 270 days (subject to certain exceptions) after the issuance of the Bonds.
Key Performance Indicators

	Three Months Ended
	March 31,
(In millions, except for percentages and diluted net income per share)	2007	2006
Revenues	$334.3	$278.3
Growth in revenues (compared to prior year comparative period)	20%	12%
Income from operations	$5.6	$17.9
Income from operations as percentage of total revenues	2%	6%
Diluted net income per share	$0.06	$0.13
The key performance indicators for growth in revenues for the three months ended March 31, 2007 and 2006 reflect the expansion of our product platforms, specifically our BusinessObjects XI platform and the increased services revenues generated by our expanding customer base.

Results of Operations
     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percentage):

	Three Months Ended
	March 31,
	2007	2006
Net license fees	41%	45%
Services revenues:
Maintenance and technical support	43	39
Professional services	16	16

Total services revenues	59	55

Total revenues	100	100

Cost of net license fees	3	3
Cost of service revenues	21	22

Total cost of revenues	24	25
Gross margin	76	75
Operating expenses:
Sales and marketing	41	42
Research and development	16	16
General and administrative	10	11
Legal contingency reserve	7	—

Total operating expenses	74	69

Income from operations (operating margin)	2	6
Interest and other income (expense), net	1	1

Income before provision for income taxes	3	7

Provision for income taxes	(1)	(3)

Net income	2%	4%

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
Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations
     As currency exchange rates change from quarter to quarter and year to year, our results of operations may be impacted. For example, our results may show an increase or decrease in revenues or costs for a period; however, when the portion of those revenue or costs denominated in other currencies is translated into U.S. dollars at the same rate as the comparative quarter or year, the results may indicate a different change in balance, with the change being principally the result of fluctuations in the currency exchange rates. Because we have both revenues and expenses in other currencies, often the currency fluctuations offset somewhat at income from operations.
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
     The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year same period currency exchange rates (in millions):

	Three Months Ended March 31,
	2007	2006
Total revenues	$16.2	$(13.9)
Total cost of revenues	3.6	(3.2)
Sales and marketing expenses	4.7	(3.0)
Research and development expenses	1.8	(1.5)
General and administrative expenses	1.1	(0.6)

     Total revenues were higher by $16.2 million during the three months ended March 31, 2007 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by $11.2 million due to fluctuations in currency exchange rates during the three months ended March 31, 2007. The net effect of these higher revenues, costs of sales and operating expenses was a positive impact of $5.0 million on income from operations during the period.
     Total revenues were lower by $13.9 million during the three months ended March 31, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also lower by a combined $8.3 million due to fluctuations in currency exchange rates during the three months ended March 31, 2006. The net effect of these lower revenues, costs of sales and operating expenses was a negative impact of $5.6 million on income from operations during the period.
Revenues

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net license fees	$137.4	$125.9
Services revenues:
Maintenance and technical support	$143.7	$108.6
Professional services	53.2	43.8

Total services revenues	196.9	152.4

Total revenues	$334.3	$278.3

Net License Fees.
     We recognize our net license fees from three product families: information discovery and delivery (“IDD”), enterprise performance management solutions (“EPM”) and enterprise information management (“EIM”) solutions. Net license fees increased in the three months ended March 31, 2007 by $11.5 million to $137.4 million from $125.9 million for the three months ended March 31, 2006. We derive the largest portion of our net license fees from our IDD products and we expect these products will continue to represent the largest portion of our net license fees; however, the primary reason for the overall license revenue increase was increased license sales of our EPM and EIM solutions. The increase in revenues from our EPM solutions and EIM solutions was partially related to the acquisitions of Firstlogic in April 2006 and ALG in October 2006.
     For the three months ended March 31, 2007, our net license fees from direct sales were 60% compared to 54% for the three months ended March 31, 2006. We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues are sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single customer or single channel partner represented more than 10% of total revenues during any of the periods presented.

Services Revenues.
     Services revenues increased by $44.5 million, or 29%, to $196.9 million in the three months ended March 31, 2007 from $152.4 million in the three months ended March 31, 2006. Within this total, maintenance and technical support revenues increased by $35.1 million to $143.7 million for the three months ended March 31, 2007, an increase of 32% from the three months ended March 31, 2006. This increase primarily resulted from the larger number of installed customers resulting from continued license sales and acquisitions. Professional services for the three months ended March 31, 2007 increased by $9.4 million to $53.2 million, or 21%, from the three months ended March 31, 2006. Our continued investment in our professional services teams, with the view to expanding the breadth and depth of solutions we offer our customers, was the principal reason for the increased revenues.
     As a percentage of total revenues, services revenues increased to 59% of total revenues for the three months ended March 31, 2007 as compared to 55% in the three months ended March 31, 2006. As our installed base expanded in 2006 and the first quarter of 2007, our services revenues once again represent a higher percentage of total revenues when compared to net license fees.
Geographic Revenues Mix
     The following shows the geographic mix of our total revenues:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Americas (1)	$172.8	$147.2
Europe, Middle East and Africa (EMEA) (2)	137.2	112.0
Asia Pacific	24.3	19.1

Total revenues	$334.3	$278.3

(1)	Includes revenues in the United States of $161.7 million and $136.5 million for the three months ended March 31, 2007 and 2006, respectively.

(2)	Includes revenues in France of $29.1 million and $24.4 million for the three months ended March 31, 2007 and 2006, respectively.
     Total revenues from the Americas increased $25.6 million, or 17%, to $172.8 million in the three months ended March 31, 2007 from $147.2 million in the three months ended March 31, 2006. The revenue growth was the result of acquisitions, most notably Firstlogic, as well as organic growth. The Americas closed four license transactions over $1 million in the three months ended March 31, 2007 compared to five over $1 million in the three months ended March 31, 2006. The strength in the Americas region was driven by solid and balanced execution in both enterprise accounts and the mid market. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions. The Americas generated 52% and 53% of our total revenue in the three months ended March 31, 2007 and 2006, respectively.
     Total revenues from EMEA increased approximately $25.2 million, or 23%, to $137.2 million in the three months ended March 31, 2007, from $112.0 million in the three months ended March 31, 2006. EMEA closed six license transactions over $1 million in the three months ended March 31, 2007 compared to four license transactions over $1 million for the three months ended March 31, 2006. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions.
     Total revenues from Asia Pacific increased $5.2 million, or 27%, to $24.3 million in the three months ended March 31, 2007, from $19.1 million in the three months ended March 31, 2006. Asia Pacific closed two license transactions over $1 million in the three months ended March 31, 2007 compared to none in the three months ended March 31, 2006. The increased revenues resulted from better business execution by the new Asia Pacific management team put in place last year.
Cost of Revenues

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Cost of revenues:
Net license fees	$10.9	$8.0
Services	68.8	60.7

Total cost of revenues	$79.7	$68.7

     The total cost of revenues, as a percentage of total revenues, decreased 1% in the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.

     Cost of net license fees. Cost of net license fees increased by $2.9 million, or 36%, to $10.9 million in the three months ended March 31, 2007 from $8.0 million in the three months ended March 31, 2006. The majority of the cost of net license fees related to the amortization of developed technology of $8.7 million and $6.0 million for the three months ended March 31, 2007 and 2006, respectively. These costs have been increasing due to the developed technology that we have acquired in our recent acquisitions. The remaining costs in the three months ended March 31, 2007 and 2006 related to costs associated with shipping our products worldwide and royalties paid to third parties. Gross margins on net license fees were 92% for the three months ended March 31, 2007 and 94% for the three months ended March 31, 2006.
     Cost of services revenues. Cost of services revenues increased $8.1 million, or 13%, to $68.8 million in the three months ended March 31, 2007 from $60.7 million in the three months ended March 31, 2006. This increase primarily related to $3.9 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and our 2006 acquisitions and merit increases. Professional and consulting fees also contributed to the increase by $1.7 million.
     Gross margins on services revenues were 65% and 60%, for the three months ended March 31, 2007 and 2006, respectively. The increase in gross margins primarily relates to our revenues benefiting from higher value engagements and the investments in service infrastructure we have made over the past several quarters.
Operating Expenses

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Sales and marketing	$137.4	$117.5
Research and development	52.3	43.7
General and administrative	33.6	30.4
Legal contingency reserve	25.7	—

Total operating expenses	$249.0	$191.6

     Total operating expenses increased by $57.4 million, or 30%, to $249.0 million in the three months ended March 31, 2007 compared to $191.6 million in the three months ended March 31, 2006. In the three months ended March 31, 2007, total operating expenses as a percentage of total revenues increased by approximately 5% from the three months ended March 31, 2006. There were two primary drivers for the increase of $57.4 million: $27.6 million of employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and our 2006 acquisitions and merit increases, and a $25.7 million provision for a legal contingency reserve related to our litigation with Informatica.
     Sales and Marketing Expenses.
     Sales and marketing expenses increased by $19.9 million, or 17%, to $137.4 million in the three months ended March 31, 2007 from $117.5 million in the three months ended March 31, 2006 but decreased 1% as a percentage of total revenues in the three months ended March 31, 2007. The $19.9 million increase primarily related to $16.4 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and our 2006 acquisitions and merit increases, a $2.5 million increase in travel expenses and $1.3 million in increased information technology and facility expenses.
     Research and Development Expenses.
     Research and development expenses increased by $8.6 million, or 20%, to $52.3 million in the three months ended March 31, 2007 from $43.7 million in the three months ended March 31, 2006. Research and development expenses remained at 16% of revenue for the three months ended March 31, 2007 and 2006. The $8.6 million increase primarily relates to $8.3 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and our 2006 acquisitions, merit increases and $1.4 million in increased information technology and facility costs. These increases were partially offset by a decrease in professional fees of approximately $2.6 million due to the termination of various outsourcing contracts.
     General and Administrative Expenses.
     General and administrative expenses increased by $3.2 million, or 11%, to $33.6 million in the three months ended March 31, 2007 from $30.4 million in the three months ended March 31, 2006. The $3.2 million increase primarily related to $2.9 million in employee salary and related benefit costs which are primarily attributable to headcount increases and merit increases and $1.1 million in rental expense. These increases were partially offset by an additional $2.2 million in information technology and facility costs that were distributed to the Sales and Marketing and Research and Development groups.

     Legal Contingency Reserve.
     On April 2, 2007, a jury found that we were willfully infringing certain of Informatica’s patents and awarded damages of approximately $25.0 million. On April 9-10, 2007, the District Court considered our defense of inequitable conduct by Informatica. This case is ongoing, pending the judge’s decision on our defense of inequitable conduct and determination of the final amount of damages. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held May 8, 2007. The District Court took these matters under advisement. We are defending this ongoing action vigorously. Since a jury verdict has been rendered creating a potential future liability, we recorded an accrual as of March 31, 2007. We cannot be assured that this accrual will be adequate if judgment is rendered in Informatica’s favor. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.
Interest and Other Income, Net
     Interest and other income, net were comprised of the following:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net interest income	$4.3	$3.0
Net foreign exchange losses	(0.3)	(0.4)
Other income	0.1	0.3

Interest and other income, net	$4.1	$2.9

     Net Interest Income.
     Net interest income for the three months ended March 31, 2007 increased $1.3 million from the three months ended March 31, 2006 as a result of increased cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we intend to invest in short-term investments that typically yield greater rates of return.
     Net Foreign Exchange Losses.
     We have mitigated the majority of the impact of currency rate fluctuations on our statements of income by entering into forward contracts whereby the mark-to-market adjustments on the forward contracts generally offset the gains or losses on the revaluation of the intercompany loans. Our hedging strategy also includes quarterly forecasted foreign-currency denominated intercompany transactions. While we believe we have covered the majority of our foreign exchange exposure by either being naturally hedged or with the use of forward or option contracts, the large variation in world currencies may result in unexpected gains or losses in future periods. We continue to assess our exposures on an ongoing basis.
Income Taxes
     We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates, which occur during the period. During the three months ended March 31, 2007, the effective tax rate was 43%, compared to 41% for the same period last year. The increase in the effective tax rate of 2% for the first quarter ended March 31, 2007 was primarily due to discrete tax charges related to a taxable reorganization of acquired companies in Europe.
Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Cash flow provided by operating activities	$107.4	$88.0
Cash flow used in investing activities	(2.2)	(10.0)
Cash flow provided by financing activities	15.5	14.2
Effect of foreign exchange rate changes on cash and cash equivalents	4.0	0.8

Net increase in cash and cash equivalents	$124.7	$93.0

     Cash and cash equivalents totaled $631.5 million at March 31, 2007, an increase of $124.7 million from December 31, 2006. In addition to the cash and cash equivalents balance at March 31, 2007, we held $55.4 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.
     Cash and cash equivalents totaled $425.7 million at March 31, 2006, an increase of $93.0 million from December 31, 2005. In addition to the cash and cash equivalents balance at March 31, 2006, we held $48.2 million in restricted cash and short-term investments.

     Operating Activities Our largest source of operating cash flows is cash collections from our customers following the sale of software licenses and related services. Payments from customers for software license updates and product support are generally received at the beginning of the contract term, which is generally one year in length. Our primary uses of cash from operating activities are for personnel related expenditures, payment of taxes and facility costs.
     Cash flows from operating activities increased in the three months ended March 31, 2007, when compared to the three months ended March 31, 2006, despite a lower net income. This resulted primarily from a significant amount of non-cash amortization expense due to the acquisition of intangibles in the past several quarters, collections of our accounts receivable, an increase in our litigation reserves and an increase in deferred revenues. These increases were partially offset by an increase in our accrued payroll and related expenses. Days sales outstanding increased to 83 days at March 31, 2007 from 81 days at December 31, 2006. This increase in days sales outstanding was primarily related to the high level annual maintenance billings that occurred in EMEA in the three months ended March 31, 2007.
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
     Investing Activities. Net cash used in investing activities of $2.2 million in the three months ended March 31, 2007 primarily related to capital expenditures and other equipment costs. Net cash used in investing activities of $10.0 million in the three months ended March 31, 2006 was primarily related to the purchase of computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements.
     Financing Activities. Net cash provided by financing activities of $15.5 million and $14.2 million in the three months ended March 31, 2007 and 2006, respectively, was primarily attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans. We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans and/or the impact the change in our stock price will make on their decisions. In 2007, we anticipate recording our “excess tax benefits from stock-based compensation” for 2007 in the fourth quarter.
Future Liquidity Requirements
     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents, inclusive of approximately €442 million in net proceeds from the sale of the Bonds that we expect to receive May 11, 2007, will be sufficient to meet our consolidated cash requirements including but not limited to working capital, stock repurchase program, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances.
     In order to provide flexibility to obtain cash on a short-term basis, we entered into a new unsecured credit facility in March 2006 (which was originally scheduled to terminate in February 2007 but the maturity date has been extended to May 31, 2007) with the same financial institution as our December 2004 credit facility. The terms of the March 2006 credit facility are similar to the December 2004 credit facility. The March 2006 credit facility provides for up to €100 million (approximately $133 million using the exchange rate as of March 31, 2007), which can be drawn in euros, U.S. dollars or Canadian dollars. The March 2006 credit facility consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The March 2006 credit facility restricts certain of our activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At March 31, 2007 and December 31, 2006, no balance was outstanding under this line of credit.

     On April 25, 2007, we announced that our Board of Directors had authorized us to repurchase up to two million of our own shares for a total amount of up to $100 million (€75 million) under the share repurchase program authorized by our shareholders at our Shareholders Meeting on June 7, 2006. We may make repurchases of our American Depositary Shares, which are traded on the Nasdaq Global Select Market, pursuant to Rule 10b-18 of the Securities Act of 1933, as amended, and/or repurchases of our ordinary shares listed on the Eurolist by Euronext in accordance with French law and the regulations of the AMF. The share repurchase program will terminate on the earlier of the date on which we have fulfilled the objectives of the program or on December 7, 2007. Under the board authorization, we are permitted to repurchase our own shares up to a maximum price of $50 per ADS or €38 per ordinary share. Pursuant to the shareholders and board authorizations, share repurchases may be made, as soon as practicable, in the open market, through block trades or otherwise. Depending on market conditions, other factors and legal restrictions, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice.
     On April 23, 2007, we announced our intent to acquire Cartesis, an independent vendor of enterprise performance management software with more than 1,300 customers worldwide. Cartesis provides financial reporting, consolidations, and planning capabilities, as well as a new governance, risk, and compliance portfolio. Under the terms of the agreement with Cartesis, we will pay an enterprise value of €225 million (approximately $300 million) in cash. We expect the acquisition to close within the next 90 days, subject to regulatory approval, Cartesis shareholder approval, and other customary closing conditions.
     On April 2, 2007, a jury found that we were willfully infringing certain of Informatica’s patents and awarded damages of approximately $25.0 million. On April 9-10, 2007 the District Court considered our defense of inequitable conduct by Informatica. This case is ongoing, pending the judge’s decision on our defense of inequitable conduct and determination of the final amount of damages. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. The District Court took these matters under advisement. We are defending this ongoing action vigorously. Since a jury verdict has been rendered creating a potential future liability, we recorded an accrual as of March 31, 2007. We cannot be assured that this accrual will be adequate if judgment is rendered in Informatica’s favor. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.
Contractual Obligations
     Convertible Bond Obligations
     On May 3, 2007, we launched our Bond offering for a total nominal amount of approximately €450 million (or approximately $613 million as of May 7, 2007 ) under Regulation S under the Securities Act. The Bonds were offered in a public offering in France pursuant to a prospectus filed with the Autorité des marchés financiers (the “AMF”) and private placements in other non-U.S. jurisdictions. On May 3, 2007, the AMF issued visa number 07-140 on a prospectus submitted in connection with the offering. The French public offering started on May 4, 2007 and closed on May 8, 2007. The Bonds will be traded on Eurolist by Euronext.
     We set the final terms of the issuance of the Bonds with a maturity date of January 1, 2027 for a total nominal amount of €449,999,975.40, represented by 10,676,156 ORNANEs with a nominal value per Bond of €42.15 equating to a 50% premium over the reference price of €28.10 per share, defined as the volume-weighted average share price of our shares traded on Compartment A of the Eurolist by Euronext™ market from the opening of trading on May 3, 2007 until 2 p.m. (Paris time), at which time the final terms of the Bonds were finalized. Upon conversion of an ORNANE, the net share settlement will be effected on the basis of an initial conversion ratio of one ordinary share per Bond.
     The Bonds will have an annual interest rate of 2.25% per annum and will be redeemed in cash on January 1, 2027 (or on the first Business Day or the following day if this date is not a Business Day) at par plus accrued interest.
     The Bonds issue will allow us to benefit from the favorable market conditions in order to strengthen its balance sheet and diversify its sources of capital. The net proceeds, estimated to be €441.5 million, will be used for our general corporate purposes and, in particular, for the purchase of treasury shares and for the financing of its external growth via targeted acquisitions. Since January 1, 2005, we have acquired or announced our intent to acquire nine companies or their assets to facilitate our business. We anticipate that we will continue to make targeted acquisitions of companies or products and that a portion of the proceeds will be used to accomplish these objectives.
     In connection with the issuance of the Bonds, we agreed to file a registration statement with the Securities and Exchange Commission for the registration of the ordinary shares issuable upon conversion of the Bonds within 270 days (subject to certain exceptions) after the issuance of the bonds. Unless the Bonds have been redeemed early or the Bond holders have exercised their conversion rights, the Bonds will be redeemed in full on January 1, 2027. Bond holders will be entitled to convert the Bonds beginning (i) after the two year anniversary of the issuance date, or on May 11, 2009 or (ii) any two year period during which a registration statement has been declared effective by the SEC and remains in effect for the purpose of facilitating the conversion of the Bonds, and ending on the seventh business day before May 11, 2022. During the period within which any Bonds are outstanding, we are precluded from granting any mortgage on any of our present or future real property interests, as well as any pledge on our goodwill, in each case for the benefit of any Bonds that are quoted or capable of being quoted on a regulated market. The Bonds and the interest on the Bonds constitute direct, general, unconditional, unsubordinated and unsecured obligations of Business Objects. The Bonds rank equally amongst themselves, and commensurate with all other present and future unsecured and unsubordinated debt and guarantees, except those for which there is a preference by law.

     Lease Obligations
     We lease our facilities and certain equipment under operating leases that expire at various dates through 2030. At December 31, 2006, we estimated the total future minimum lease payments under non-cancelable operating leases at $271.0 million in aggregate.
Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of March 31, 2007 or December 31, 2006. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
     On August 30, 2006, we entered into an agreement with a bank to guarantee the obligations for certain of our subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, we amended the guarantee to include all of our subsidiaries. At March 31, 2007, there were 7 forward contracts with this bank under this guarantee in the aggregate notional amount of $46.2 million. In addition, there were 4 option contracts with this bank under this guarantee in the aggregate notional amount of $12.4 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at March 31, 2007.
     We entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At March 31, 2007, there was 1 option contract with the bank under this guarantee in the aggregate notional amount of $3.4 million. In addition, there were 12 forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $66.9 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at March 31, 2007.
     As approved by our Board of Directors resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements with a bank. At March 31, 2007 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. We measured and recorded the fair value of these obligations on our balance sheets at March 31, 2007 and December 31, 2006; however, these obligations did not represent material liabilities.

Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of March 31, 2007 or December 31, 2006 except for our French pension plan. This pension plan, which is not material to our operations, is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan
Critical Accounting Estimates
     Our audited consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K and our unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Reports on Form 10-Q are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. We have reviewed these critical accounting estimates with our Audit Committee:
•	Business combinations;

•	Impairment of goodwill, intangible assets and long-lived assets;

•	Contingencies and litigation;

•	Accounting for income taxes; and

•	Stock-based compensation
     We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a cumulative effect adjustment to decrease retained earnings by $8.1 million. At January 1, 2007, the total amount of unrecognized tax benefits was $87.5 million, of which $19.5 million related to tax benefits that, if recognized, would impact the annual effective tax rate. Unrecognized tax benefits did not change significantly during the three months ended March 31, 2007.
     Effective January 1, 2006, we adopted the provisions of FAS 123R “Share-Based Payment, which requires recognition of stock-based compensation expense for all share-based payment awards based on fair value, using the modified prospective transition method and did not restate results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2007 includes compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS No. 123 “Accounting for Stock-Based Compensation”. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period of the award.
     Through the end of 2004, we estimated the fair value of stock options, stock purchase plans and warrants using a Black-Scholes option-pricing valuation model (“Black-Scholes model”). In the assessment of the application of the International Financial Reporting Standards (“IFRS”) on “Share-Based Payment” (“IFRS 2”) for its international reporting requirements, and the adoption of FAS 123R under U.S. GAAP on January 1, 2006, we changed to a binomial-lattice option-pricing model (“binomial-lattice model”) to value our stock options issued under the 2001 Stock Incentive Plan (“2001 Plan”) and warrants for all grants issued after January 1, 2005. We currently expect that the fair value for stock options and warrants will continue to be determined using the binomial-lattice model under FAS 123R.
     We retained the Black-Scholes model for the calculation of the fair value of shares under our 2004 International Employee Stock Purchase Plan (“2004 IESPP”). We are unable to reasonably estimate the fair value of shares issued under our French Employee Stock Purchase Plan (“French ESPP”) because the measurement date is not established until the end of the purchase period. In accordance with FASB Technical Bulletin No. 97-1, we valued shares issuable under this plan using the intrinsic value method at the end of the purchase period.

     In 2007, we began to issue RSUs to our French employees under the 2006 Stock Plan (“2006 Plan”). The vesting schedule of the French RSUs is slightly different from the 3-year ratably vesting schedule used for RSUs granted under the Subsidiary Stock Incentive Sub-Plan (“2001 Sub-Plan). All the French RSUs vest after 2-year cliff vesting. An additional 2-year holding period prevents French employees from disposing of their shares during a 4-year period of time since grant date. For both the RSUs granted under the 2001 Sub-Plan and the 2006 Plan, the Company determines the fair value based on the Company’s stock price on the NASDAQ. For RSUs and stock options subject to performance conditions, the grant date is determined when the objectives are known and mutually understood by the employer and the employee.
     As of March 31, 2007, total compensation cost related to unvested awards expected to vest but not yet recognized was $74.6 million, and was expected to be recognized over a weighted-average period of 2.4 years. The unrecognized amount included the performance awards for which no FAS 123R grant date had yet been determined. For these awards, the fair value was estimated based on the stock price at the reporting date and on 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during the three months ended March 31, 2007.
     There have been no other significant changes in our critical accounting estimates during the three months ended March 31, 2007 compared to what was previously disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are still assessing the impact, if any, on our consolidated financial position, results of operations and cash flows.
Factors Affecting Future Operating Results
     A description of the risk factors associated with our business is included under Part II, Item 1A. Risk Factors, Factors Affecting Future Operating Results, of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the three months ended March 31, 2007 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2006. Further information on the impact of foreign currency exchange rate fluctuations is further described in Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. The complaint alleged that our software infringed MicroStrategy’s U.S. Patent Nos. 6,279,033 and 6,260,050. In December 2003, the District Court dismissed MicroStrategy’s claim of infringement on U.S. Patent No. 6,279,033 without prejudice. On August 6, 2004, the District Court entered a formal opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s patent No. 6,260,050. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. On November 17, 2005, the Court of Appeals affirmed the District Court’s ruling that we were not infringing MicroStrategy’s patent.
     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. On December 30, 2002, the Court granted our motion for summary judgment and rejected MicroStrategy’s claims for damages as to the causes of action for misappropriation of trade secrets, Computer Fraud and Abuse Act and conspiracy in violation of the Virginia Code. On October 28, 2003, the Court granted judgment as a matter of law in our favor and dismissed the jury trial on MicroStrategy’s allegations that we tortiously interfered with certain employment agreements between MicroStrategy and its former employees. The Court took MicroStrategy’s claim for misappropriation of trade secrets under submission. On August 6, 2004, the Court issued an order rejecting all of MicroStrategy’s claims for misappropriation of trade secrets, except for a finding that one of our former employees had misappropriated two documents. The Court issued a limited injunction requiring us not to possess, use or disclose the two documents as to which it found misappropriation. The Court also denied MicroStrategy’s request for attorneys’ fees. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit appealing each of the rulings. On November 17, 2005, the Court of Appeals affirmed the District Court’s decisions rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which has been remanded to the District Court for further proceedings. On December 1, 2005, MicroStrategy filed a petition with the Court of Appeals for the Federal Circuit for panel rehearing and rehearing en banc. On January 25, 2006, the Court of Appeals for the Federal Circuit denied MicroStrategy’s petition for rehearing and, as a result, the only remaining claim, which pertains to interference with a non-solicitation clause in MicroStrategy’s employment agreement, was remanded to the District Court for further proceedings. MicroStrategy has since agreed to dismiss its only remaining claim, and a stipulation dismissing that claim was filed by the parties on December 4, 2006. The only remaining issue is the limited injunction issued by the Court in August 2004.
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions, Inc. (“Crystal Decisions”) in the United States District Court for the District of Delaware. We became a party to this action when it acquired Crystal Decisions. The complaint alleged that the Crystal Decisions’ software products: Crystal Enterprise, Crystal Reports, Crystal Analysis and Crystal Applications, infringe MicroStrategy’s U.S. Patent Nos. 6,279,033, 6,567,796 and 6,658,432. MicroStrategy later alleged that BusinessObjects XI, Crystal Reports XI and OLAP Intelligence XI, successors of the products initially accused, also infringe the patents named in the suit. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. On January 23, 2006, the District Court issued a Memorandum Opinion granting the Company’s motion for summary judgment as to non infringement of MicroStrategy’s U.S. Patent No. 6,279,033 and for summary judgment as to the invalidity of MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432. As a result, MicroStrategy’s claim that we infringed these three patents has been dismissed and judgment was entered in our favor on February 23, 2006. MicroStrategy filed a notice of appeal on March 24, 2006. Briefing for the appeal was completed by the parties on January 5, 2007. Oral arguments, initially scheduled to be heard by the Court of Appeals on April 4, 2007, were postponed until June 4, 2007.
     We believe we have meritorious defenses to MicroStrategy’s various allegations and claims in each of the suits and we intend to continue to defend the actions vigorously. However, because of the inherent uncertainty of litigation in general, we cannot be assured that we will ultimately prevail. Should MicroStrategy ultimately succeed in the prosecution of its claims, we could be permanently enjoined from selling some of our products and deriving related maintenance revenues. In addition, we could be required to pay substantial monetary damages to MicroStrategy. We cannot currently estimate either the amount or range of any losses.
     Litigation such as the suits MicroStrategy has brought against us can take years to resolve and can be expensive to defend. An adverse judgment, if entered in favor of any MicroStrategy claim, could seriously harm our business, results of operations and financial position and cause our stock price to decline substantially. In addition, the MicroStrategy litigation, even if ultimately determined to be without merit, will be time consuming to defend, divert our management’s attention and resources and could cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements may not be available on terms acceptable to us, if at all, and the prosecution of the MicroStrategy allegations and claims could significantly harm our business, financial position and results of operations and cause its stock price to decline substantially.

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
     At a Case Management Conference on December 4 to 6, 2006, the English High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by December 18, 2006 Vedatech and Mr. Subramanian paid costs in the sum of £15,600 (approx. US$30,600) due under a costs order made on November 30, 2005, then Vedatech and Mr, Subramanian would be precluded from defending the 2003 Proceedings. Vedatech and Mr, Subramanian failed to meet that deadline and are now debarred from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their claim. A hearing took place on March 20 to 23, 2007 to determine the form of judgment. The judge, however, reserved his judgment and the parties are, at the time of writing, still waiting for the judgment to be handed down. In the Claimants’ application for judgment, they have requested that the amounts due to them from the Defendants in damages, and in respect of the costs orders in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.
     A hearing took place in the English High Court on March 20 to 23, 2007 to determine the form of judgment. On May 9, 2007 the Court handed down the judgment and the final order. The Court upheld the validity and enforceability of the settlement agreement, and granted a permanent anti-suit injunction and ordered that the Defendants withdraw or procure the withdrawal of the California Proceedings. The Court provided mechanics for the payment to be made under the settlement agreement and to discharge the costs orders and damages award, both of which were made in the Claimants’ favor. Finally, the Court ordered that all outstanding costs against Vedatech, including the costs to be assessed, be paid out of the monies in court. Vedatech and Mr. Subramanian may seek permission to appeal this final judgment and order.

     Vedatech and Mr. Subramanian have made an application to the Court of Appeal for permission to appeal the December 2006 order. This application is listed to be heard by the Court of Appeal on June 7, 2007.
     Although we believe that Vedatech’s basis for seeking to set aside the mediated settlement and its claims in the October 2003 complaint are without merit, the outcome cannot be determined at this time. The mediated settlement and related costs were accrued in the Crystal Decisions’ consolidated financial statements. Although we may incur further legal fees with respect to Vedatech, we cannot currently estimate the amount or range of any such additional losses. If the mediated settlement were to be set aside an ultimate damages award could adversely affect our financial position, results of operations or cash flows.
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint seeks relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. Dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting our motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of patent 6,044,374 and denying our motion for summary judgment on the issue of direct and induced infringement of patents 6,014,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to the 6,208,990 patent. The trial started on March 12, 2007 and a jury found on April 2, 2007 that we were willfully infringing Informatica’s patent nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million. On April 9-10, 2007, the District Court considered our defense of inequitable conduct by Informatica. This case is ongoing, pending the judge’s decision on our defense of inequitable conduct and determination of the final amount of damages. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. The District Court took these matters under advisement. We are defending this ongoing action vigorously. Since a jury verdict was rendered creating a potential future liability, we recorded an accrual as of March 31, 2007. We cannot be assured that this accrual will be adequate if judgment is rendered in Informatica’s favor. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.
     Although we believe that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation is ongoing, we cannot be assured that we will prevail. Should Informatica ultimately succeed in the prosecution of its claims, we will be required to remove the infringing feature from the next version of its Data Integrator product.
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. (“Decision Warehouse”) filed an action in the Superior Court for the State of California, County of Santa Clara, against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. On August 18, 2006, Decision Warehouse amended its complaint to add a claim for unspecified damages alleging defamation. On October 27, 2006, the court granted summary judgment in our favor on the claim for defamation on the grounds that it is barred by the applicable statute of limitations. The parties are currently engaged in discovery on the remaining claims. A trial date has been set for June 11, 2007. We intend to defend this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on our financial position, results of operations or cash flows.
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara, against Decision Warehouse. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. Our complaint requested damages according to proof, “moral” damages under Brazilian law and an award of sums found due after accounting. On July 19, 2006, we filed on amended claim for unspecified damages against Decision Warehouse and one of its Principal Shareholders, Cesar Miranda, alleging conspiracy to defraud and defamation. A trial date has been set for June 11, 2007.
     We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We are taking steps to enhance our internal practices and training programs related to the handling of potential trade secrets and other competitive information. We are using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that we have not adequately fulfilled its commitments we could be subject to adverse regulatory action.

     We are also involved in various other legal proceedings in the ordinary course of business, none of which is believed to be material to its financial condition and results of operations. Where we believes a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these other various legal proceedings is not determinable, no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known. While the outcome of these other various legal proceedings cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a material adverse impact on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
     We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q before you decide whether to purchase any of our securities. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.
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
     As part of our business strategy, we have acquired companies, technologies, product lines and personnel to complement our internally developed products. For example, in April 2006 and October 2006, we acquired Firstlogic and ALG. In addition, we recently announced our intention to acquire Cartesis, S.A. We expect that we will have a similar business strategy going forward. Acquisitions involve numerous risks, including the following:
•	The acquisitions may not enhance our business strategy;

•	We may apply overly optimistic valuation assumptions and models for the acquired businesses;

•	We may not integrate acquired businesses, technologies, products, personnel and operations effectively;

•	Management’s attention may be diverted from our day-to-day operations, resulting in disruption of our ongoing business;

•	We may not adopt an appropriate business model for integrated businesses, particularly with respect to our go-to-market strategy;

•	Customer demand for the acquired company’s products may not meet our expectations;

•	We may incur higher than anticipated costs for the support and development of acquired products;

•	The acquired products may not be compatible with our existing products, making integration of acquired products difficult and costly and potentially delaying the release of other, internally developed products;

•	We may have insufficient revenue to offset the increased expenses associated with acquisitions;

•	We may not retain key employees, customers, distributors and vendors of the companies we acquire;

•	Ineffective internal controls of the acquired company may require remediation as part of the integration process;

•	We may be required to assume pre-existing contractual relationships which would be costly for us to terminate and disruptive for our customers; and

•	The acquisitions may result in infringement, trade secret, product liability or other litigation.
As a result, it is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated.
We are subject to claims and lawsuits that may result in adverse outcomes, which could harm our results of operations or financial condition and cause our stock price to decline.
     We are subject to a wide range of claims and lawsuits in the course of our business. These claims and lawsuits can be costly, time-consuming and disruptive to our management. In addition, an adverse outcome in one or more of any pending or future claims or lawsuits could result in significant monetary damages and injunctive relief against us. For example, we were recently subject to an adverse judgment in the Informatica patent litigation matter. See Part II, Item 1. Legal Proceedings on page 33 of this Quarterly Report for a detailed description of this matter. An unfavorable outcome could have a significant, material adverse impact on our ability to conduct our business, and, in turn, on our results of operations and financial condition. Legal proceedings are subject to inherent uncertainties, making it difficult for management to predict the likely outcome. As a result, any reserves we may establish may not be sufficient. Additional information concerning certain of the lawsuits pending against us is contained in the Legal Proceedings section of this Quarterly Report beginning on page 31.
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
     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisitions of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service (“IRS”) for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a protest letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and were included in the income taxes payable balance on the consolidated balance sheets at December 31, 2006 and 2005. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect the adjustment would have a negative impact on our cash and cash equivalents balance as a result of the payment of income taxes, but, except for any interest that is assessed for the post acquisition period, the adjustment would have no impact on our net income.
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
     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. We prepare our consolidated French financial statements in conformity with IFRS, and our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create IFRS and the Financial Accounting Standards Board (“FASB”), have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS currently applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries, the accounting for business combinations, and the accounting for the Bonds. In accordance with French regulations, we filed with the AMF in France our Document de Rèfèrence 2006 on April 6, 2007 under the registration number D.07-0285, which included our consolidated financial statements for the year ended December 31, 2006 prepared under IFRS. Our Document de Rèfèrence 2006 includes the consolidated information prepared under IFRS that we published on April 18, 2007 in the BALO in France. In addition, we published our condensed consolidated financial statements for the first half of 2006 under IFRS in the BALO in France on October 20, 2006.
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
     We have historically used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our shareholders. As a result of our adoption of FAS 123R, we incur increased compensation costs associated with our stock-based compensation awards. This could make it more difficult for us to obtain shareholder approval of future stock-based compensation awards. Due to the increased costs of, and potential difficulty of obtaining shareholder approval for, future stock-based compensation awards we have reduced the total number of options available for grant to employees and limited the employees eligible to receive share-based awards. We believe these changes have negatively affected and will continue to restrict our ability to hire and retain employees, particularly key employees. In the absence of shareholder approval of future stock-based compensation awards, we may be unable to administer any option grant programs, which could adversely impact our hiring and retention of employees. In accordance with resolutions approved at the 2006 shareholders meeting, we cannot issue during any given calendar year stock based compensation awards representing more than 3% of our share capital as of December 31 of the prior year. Therefore, we may not be able to grant stock based compensation awards necessary to hire and retain employees at the time such awards are necessary. Finally, if the companies with which we compete for employees do not change their stock-based compensation policies, we may no longer be competitive and may have difficulty hiring and retaining employees, and any such difficulty could materially adversely affect our business.
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
     Additionally, we may face competition from many companies with whom we have strategic relationships, including IBM, Microsoft, Oracle and SAP AG, all of which offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. In addition, Oracle recently announced its intention to acquire Hyperion, which will provide Oracle with more offerings that compete with our business intelligence and performance management offerings. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products are specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.
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
     Our development, marketing and distribution strategies require us to develop and maintain long-term strategic relationships with major vendors, many of whom are substantially larger than us. These business relationships often consist of joint marketing programs or partnerships with original equipment manufacturers or value added resellers. Divergence in strategy, change in focus, competitive product offerings or contract defaults by any of these companies might interfere with our ability to develop, market, sell and support our products, which in turn could harm our business.
     We currently have strategic relationships with Microsoft, IBM and Oracle that enable us to jointly sell and, in some cases, bundle our products with those of Microsoft, IBM and Oracle. In addition we are currently developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, IBM and Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, these companies have designed their own business intelligence software and Microsoft is actively marketing its reporting product for its SQL server business intelligence platform. If any of Microsoft, IBM and Oracle reduces its efforts on our behalf or discontinues or alters its relationship with us, as SAP AG did by terminating our OEM/reseller agreement, and instead increases its selling efforts of its own business intelligence software or develops a relationship with one of our competitors, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.
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
     In 2006, we announced the introduction of crystalreports.com, a SaaS offering. This on demand sharing platform enables customers to securely share important business information. In 2006, we also announced the introduction of the nSite on demand application platform, which is integrated with Salesforce.com’s CRM solutions. These on demand strategies carry a number of risks, including:
•	We have limited experience in the on-demand services market;

•	We may not be able to deliver these products or any enhancements to these products in the manner we have conveyed to customers;

•	Customers may question the viability or security of our on-demand offerings;

•	We may not be able to provide sufficient, continuous customer support for crystalreports.com and the nSite application platform;

•	We may incur higher than anticipated costs as we expand further into the on demand market;

•	We could experience service interruptions with respect to our on demand offerings, which could potentially impact our revenues and damage our customers’ businesses and result in warranty claims or litigation;

•	We may not be able to comply in a timely or cost effective manner with data privacy, data security, export control and other regulatory requirements that apply to these products, resulting in potential regulatory exposure as well as misappropriation of customer confidential information and other claims;

•	We may not realize anticipated market demand and acceptance of these on demand offerings; and

•	Sales of our sharing platforms bundled with license sales may delay the timing of revenue recognition for license arrangements that would otherwise have been recorded at the time of delivery.
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
     We may discover deficiencies and weaknesses in our systems and controls, especially when such systems and controls are impacted by increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems or systems disruptions could cause internal control deficiencies and weaknesses.
     It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. For example, we were required to integrate the financial reporting systems of Firstlogic with our existing systems in 2006. In addition, the integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired.
     If we fail to maintain an effective system of internal control, or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective, we may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, which could result in a decline in our stock price.
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
     From time to time, companies in the industry in which we compete receive claims that they are infringing upon the intellectual property rights of third parties. We believe that software products that are offered in our target markets will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and product functionalities begin to overlap. For example, we were recently the subject of an adverse jury finding in the Informatica patent litigation matter. Although this matter is ongoing, pending the District Court’s decision on the enforceability of the two patents in question, injunctive relief and damages, we cannot be assured that any unfavorable outcome would not have a material adverse effect on our financial position, results of operations or cash flows.
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
     Our success depends upon a number of key management, sales, technical and other critical personnel, including our Chief Executive Officer, John Schwarz, and our Chairman of the Board of Directors and Chief Strategy Officer, Bernard Liautaud, the loss of either of whom could adversely affect our business. The loss of the services of any key personnel, including those from acquired companies, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations. We cannot be certain that we will be able to find a suitable replacement for any key employee who leaves Business Objects without expending significant time and resources or that we will not experience additional departures. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the computer software industry is intense, and we may be unable to attract, integrate and retain such personnel successfully. In addition, if any of our key employees leaves Business Objects for employment with a competitor, this could have a material adverse effect on our business.
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
We will increase our indebtedness substantially by the issuance of the bonds.
     As a result of the sale of the Bonds, we will incur €450 million of additional indebtedness, (which is approximately $613 million as of May 7, 2007, representing approximately, 33% of shareholders’ equity as set forth in the consolidated balance sheet at March 31, 2007). The level of our indebtedness, among other things, could:
•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures or debt service requirements;

•	require us to dedicate a substantial portion of our expected cash flow from operations to service our indebtedness, which would reduce the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business, including but not limited to a redemption at the option of the bond holders on the fifth, tenth or fifteenth anniversary of the issuance of the bonds.
     There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Bonds.
We may not be able to pay our debt and other obligations.
     If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Bonds or our other obligations, we would be in default under the terms thereof. A default under the Bonds would permit the holders of the Bonds to accelerate the maturity of the bonds and could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the Bonds if payment of the Bonds were to be accelerated following the occurrence of an event of default as defined in the terms and conditions of the Bonds.

Risks Related to Ownership of Our Ordinary Shares, our ADSs or our Bonds
Provisions of our articles of association and French law could have anti-takeover effects and could deprive shareholders who do not comply with such provisions of some or all of their voting rights.
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
Our Board of Directors has the authority to implement certain anti-takeover measures which may delay or discourage an acquisition of Business Objects.
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
We cannot be certain that these anti-takeover measures will be effective.
     We cannot be certain that our anti-takeover measures will be effective as we adopted them pursuant to recent amendments to the French Commercial Code, and these measures have not yet been subject to implementation. To date, we do not have any precedents under French law to assist in determining the expected effectiveness of these anti-takeover measures. These measures may not be as effective as we anticipate, or may not be effective at all.
Holders of our shares have limited rights to call shareholders meetings or submit shareholder proposals, which could adversely affect their ability to participate in governance of Business Objects.
     In general, our Board of Directors may call a meeting of our shareholders. A shareholders meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our issued shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of Business Objects and was equal to 2,221,179 ordinary shares based on our share capital as of April 30, 2007. Similarly, a duly qualified association of shareholders, registered with the AMF and us, who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,914,049 ordinary shares based on our voting rights as of April 30, 2007, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of Business Objects will be limited.
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
     The closing sale price of our ADSs on the Nasdaq Global Select Market for the period of January 1, 2007 to April 30, 2007 ranged from a low of $33.74 to a high of $39.57.
An active trading market for the Bonds may not develop, and holders may not be able to sell their Bonds at attractive prices or at all.
     The Bonds will be a new issue of securities for which there is currently no public market, and no active trading market might ever develop on Euronext (we do not intend to list the Bonds in the United States). If the Bonds are traded after their initial issuance, they may trade at a discount from their initial offering price, depending on prevailing interest rates, the market for similar securities, the price and volatility in the price, of our shares, our performance and other factors. Although we have applied to list the Bonds on the Eurolist by Euronext market, we do not know whether an active trading market will develop.
     We do not intend to list the bonds in any U.S. market, and U.S. persons are precluded from participating in the initial offering of the Bonds or purchasing them for a period of 40 days after their initial issuance. The absence of U.S. investors in the market for the Bonds may hinder the development of an active and liquid trading market for the Bonds. To the extent that an active trading market does not develop, the liquidity and trading prices for the Bonds may be harmed.

     In addition, the liquidity and the market price of the Bonds may be adversely affected by changes in the overall market for convertible securities and by changes in our financial performance, or in the prospects of companies in the software market. The market price of the Bonds may also be affected by the market price of our ordinary shares and ADSs, which could be subject to wide fluctuations in response to a variety of factors, including those described in this “Risk Factors” section. As a result, bondholders cannot be sure that a liquid market will develop or be maintained for the Bonds.
Bondholders will not be able to exercise their conversion right until the first anniversary of the date of issuance of the bonds, at the earliest, and in the event an effective registration statement is not available to register the shares during the second year following issuance, bondholders will have to wait until the second anniversary of issuance before they may exercise their conversion right, provided other conditions are met.
     The Bonds and any shares issuable upon the exercise of the conversion right have not been registered under the Securities Act , or any state securities laws. Although we have agreed to file a registration statement in order to permit the conversion of the bonds into shares, if any, and to use reasonable efforts to have such registration statement declared effective on or prior to the first anniversary of the date of issuance of the bonds, the registration statement may not be effective at all times, if at all. If an effective registration statement were not available during the second year following issuance, bondholders would not be able to exercise their option for reimbursement in cash and in new or existing shares until the second anniversary of the date of issuance of the Bonds.
Bondholders may not be able to exercise their conversion right until May 11, 2022, and the value of the Bonds could be less than the value of the underlying shares.
     Until May 11, 2022, the conversion right will be exercisable only if specified conditions are met, such as the satisfaction of trading price requirements. These conditions may not be met. If these conditions for exercise are not met, bondholders will not be able to exercise their conversion right until May 11, 2022 and may not be able to receive the value of shares underlying their Bonds. In addition, the trading price of the Bonds could be substantially less than the value of the underlying ordinary shares.
We may not have the ability to redeem the Bonds for cash pursuant to their terms.
     We may be required to redeem all or a portion of the Bonds in the event of default or on any of May 11, 2012, May 11, 2017 or May 11, 2022 early redemption dates. If bondholders were to require us to redeem their Bonds, we cannot assure the bondholders that we will be able to pay the amount required. Our ability to redeem the Bonds is subject to our liquidity position at the time, and may be limited by law, and by indebtedness and agreements that we may enter into in the future which may replace, supplement or amend its existing or future debt. Our failure to redeem the Bonds would constitute an event of default, which might constitute an event of default under the terms of other indebtedness at that time.
Under the terms and conditions of the Bonds, a majority of the bondholders may commit all bondholders, which may negatively affect the value of the Bonds in the future.
     The terms and conditions of the Bonds contain provisions governing meetings of bondholders to deliberate on issues of interest to the bondholders. These provisions stipulate that a majority of bondholders may commit all bondholders, including those who have not attended and/or have not voted in the meeting of bondholders, or have voted differently from the majority. These provisions may have the negative effect of diminishing the value of the Bonds in the future.
Any change in the laws from those currently in effect may require the terms and conditions to be modified, which may have a material adverse affect the value of the Bonds.
     The terms and conditions of the Bonds are based on the laws in force on the date they are issued. No assurances can be given as to the impact of any court ruling or change in a law or administrative practice after the date of they are issued.
Fluctuations in exchange rates may substantially affect the value of the Bonds.
     We will make the payments of other amounts due in cash in euros. If a bondholder’s financial activities are conducted primarily in a currency or currency unit other than the euro, a bondholder may not realize the benefits expected from the Bonds. These risks include the risk that the exchange rates may fluctuate substantially (including fluctuations due to devaluation of the euro or the revaluation of the investor’s currency) and the risk that the authorities in the countries of the currencies in question will impose or modify currency controls. An appreciation in the value of a bondholder’s currency against the euro would reduce the yield on the Bonds in a bondholder’s currency, as well as the value of the principal owed on the Bonds and the market value of the Bonds in a bondholder’s currency.

Any adverse rating of the Bonds may cause their trading price to fall.
     While we do not intend to seek a rating of the Bonds, it is possible that one or more rating agencies may rate the Bonds. If the rating agencies rate the Bonds, they may assign a lower rating than expected by investors. Rating agencies may also lower ratings on the Bonds in the future. If the rating agencies assign a lower than expected rating or reduce their ratings in the future, the trading price of the Bonds could decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three month period ended April 30, 2007, we did not repurchase any of our ordinary shares or ADSs. At April 30, 2007, a maximum of 7,171,355 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase program. On June 7, 2006, our shareholders approved a proposal authorizing our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of our share capital, at a price not to exceed €43.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 7, 2006, also requires that the total number of treasury shares may not exceed 10% of our share capital.

Item 6. Exhibits

Exhibit 2.1	Share Purchase Agreement, dated April 20, 2007, by and among Sistecar S.A.S., Business Objects S.A. and certain other parties.

Exhibit 3.1	Amended and Restated Bylaws of Business Objects, as amended March 30, 2007 (English translation), is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on April 5, 2007 (File No. 000-24720).

Exhibit 4.1	Extract from the Note D’Operation containing the Terms and Conditions of the Bonds as filed with the Autorité des Marchés Financiers on May 3, 2007 (English translation)

Exhibit 10.35.3	Agreement between Société Générale and Business Objects, effective March 1, 2006, is incorporated herein by reference to Exhibit 10.35.3 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006 (File No. 000-24720).

Exhibit 10.35.4	Amendment Letter, signed February 28, 2007, between Société Générale and Business Objects, is incorporated herein by reference to Exhibit 10.35.4 filed with our Annual Report on Form 10-K filed with the SEC on March 1, 2007 (File No. 000-24720).

Exhibit 10.81	Employment Agreement of Susan J. Wolfe, dated February 28, 2007, is incorporated herein by reference to Exhibit 10.81 filed with our Annual Report on Form 10-K filed with the SEC on March 1, 2007 (File No. 000-24720).

Exhibit 10.82	Employment Agreement, dated April 4, 2007, between Business Objects Americas and David Kennedy.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Objects S.A. (Registrant)

Date: May 10, 2007	By:	/s/ John G. Schwarz

John G. Schwarz
Chief Executive Officer

Date: May 10, 2007	By:	/s/ James R. Tolonen

James R. Tolonen
Chief Financial Officer and Senior Group Vice
President

EXHIBIT INDEX

Exhibit 2.1	Share Purchase Agreement, dated April 20, 2007, by and among Sistecar S.A.S., Business Objects S.A. and certain other parties.

Exhibit 3.1	Amended and Restated Bylaws of Business Objects, as amended March 30, 2007 (English translation), is incorporated herein by reference to Exhibit 3.1 filed with our Current Report on Form 8-K filed with the SEC on April 5, 2007 (File No. 000-24720).

Exhibit 4.1	Extract from the Note D’Operation containing the Terms and Conditions of the Bonds as filed with the Autorité des Marchés Financiers on May 3, 2007 (English translation).

Exhibit 10.35.3	Agreement between Société Générale and Business Objects, effective March 1, 2006, is incorporated herein by reference to Exhibit 10.35.3 filed with our Current Report on Form 8-K filed with the SEC on March 7, 2006 (File No. 000-24720).

Exhibit 10.35.4	Amendment Letter, signed February 28, 2007, between Société Générale and Business Objects, is incorporated herein by reference to Exhibit 10.35.4 filed with our Annual Report on Form 10-K filed with the SEC on March 1, 2007 (File No. 000-24720).

Exhibit 10.81	Employment Agreement of Susan J. Wolfe, dated February 28, 2007, is incorporated herein by reference to Exhibit 10.81 filed with our Annual Report on Form 10-K filed with the SEC on March 1, 2007 (File No. 000-24720).

Exhibit 10.82	Employment Agreement, dated April 4, 2007, between Business Objects Americas and David Kennedy.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).