Form 10-Q
period 2007-06-30
BUSINESS OBJECTS S.A.
filed 2007-08-09
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, the number of issued ordinary shares was 97,197,888, €0.10 nominal value, (including 252,402 treasury shares of which 127,704 American depositary shares (“ADSs”) are owned by the Business Objects Employee Benefit Sub Plan Trust, 1,473,026 ADSs are held by Business Objects Option LLC and 646,993 ADSs are held by the Business Objects Employee Benefit Sub Plan Trust). Of this number of issued shares, 35,263,152 shares are in the form of ADSs. As of July 31, 2007, the registrant had issued and outstanding 94,825,467 ordinary shares of €0.10 nominal value.

Business Objects S.A.
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	June 30,	December 31,
	2007	2006 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$922,362	$506,792
Short-term investments	6,676	5,736
Restricted cash	57,892	42,997
Accounts receivable, net	354,174	334,387
Deferred tax assets	16,251	15,189
Prepaid and other current assets	77,663	59,462

Total current assets	1,435,018	964,563
Goodwill	1,503,635	1,266,057
Other intangible assets, net	236,715	128,635
Property and equipment, net	98,634	91,091
Deposits and other assets	27,050	20,897
Long-term restricted cash	37,321	11,131
Long-term deferred tax assets	13,593	12,616

Total assets	$3,351,966	$2,494,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,711	$36,070
Accrued payroll and related expenses	114,234	105,967
Income taxes payable	16,560	96,088
Deferred revenues	336,244	283,631
Other current liabilities	151,319	106,776
Escrows payable	55,344	34,539

Total current liabilities	720,412	663,071
Long-term escrows payable	33,844	7,654
Convertible long-term debt	607,635	—
Other long-term liabilities	9,415	7,077
Long-term income taxes payable	104,941	—
Long-term deferred tax liabilities	48,334	4,597
Long-term deferred revenues	10,404	9,772

Total liabilities	1,534,985	692,171
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.14 at June 30, 2007and $0.13 at December 31, 2006): authorized 267,408 and 263,533; issued 96,920 and 97,424; issued and outstanding 94,436 and 94,932; respectively at June 30, 2007 and December 31, 2006	10,643	10,707
Additional paid-in capital	1,298,842	1,320,993
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan Trust shares 2,484 shares at June 30, 2007 and 2,492 shares at December 31, 2006	(6,919)	(5,247)
Retained earnings	436,797	417,709
Accumulated other comprehensive income	77,618	58,657

Total shareholders’ equity	1,816,981	1,802,819

Total liabilities and shareholders’ equity	$3,351,966	$2,494,990

(1)	The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Net license fees	$149,051	$123,110	$286,444	$249,004
Services	214,178	171,374	411,128	323,751

Total revenues	363,229	294,484	697,572	572,755
Cost of revenues:
Net license fees	14,485	10,276	25,355	18,252
Services	73,896	66,023	142,727	126,790

Total cost of revenues	88,381	76,299	168,082	145,042

Gross profit	274,848	218,185	529,490	427,713
Operating expenses:
Sales and marketing	143,480	123,123	280,821	240,623
Research and development	54,265	52,644	106,606	96,381
General and administrative	38,641	28,965	72,280	59,328
Legal contingency reserve	—	—	25,700	—
Restructuring costs	5,471	—	5,471	—

Total operating expenses	241,857	204,732	490,878	396,332
Income from operations	32,991	13,453	38,612	31,381
Interest and other income, net	3,897	3,008	8,026	5,863

Income before provision for income taxes	36,888	16,461	46,638	37,244
Provision for income taxes	(15,282)	(8,512)	(19,450)	(16,958)

Net income	$21,606	$7,949	$27,188	$20,286

Basic net income per ordinary share and ADS	$0.23	$0.09	$0.29	$0.22

Diluted net income per ordinary share and ADS	$0.22	$0.08	$0.28	$0.21

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	95,074	93,310	95,154	92,946

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	96,832	95,083	96,967	95,162

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
Operating activities:
Net income	$27,188	$20,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,505	15,770
Amortization of other intangible assets	26,871	19,146
Amortization of debt issuance costs	390	—
Stock-based compensation expense	23,862	24,917
Excess tax benefits from stock-based compensation	—	(2,422)
Acquired in-processes research and development	—	3,300
Deferred income taxes	(4,375)	(5,789)
Changes in operating assets and liabilities:
Accounts receivable, net	12,199	45,546
Prepaid and other current assets	(11,560)	6,654
Deposits and other assets	6,462	6,282
Accounts payable	4,828	2,499
Accrued payroll and related expenses	(14,451)	(21,645)
Income taxes payable	18,279	16,937
Deferred revenues	42,942	45,860
Other liabilities	24,194	(1,953)
Short-term investments classified as trading	(940)	(390)

Net cash provided by operating activities	173,394	174,998

Investing activities:
Purchases of property and equipment	(16,881)	(22,807)
Business acquisitions, net of acquired cash	(306,596)	(55,482)
Payments on escrows payable	(2,723)	—
Increase in escrows payable	49,429	12,099
Transfer of cash to restricted cash accounts	(41,085)	(13,766)

Net cash used in investing activities	(317,856)	(79,956)

Financing activities:
Proceeds from issuance of bonds, net of issuance costs	592,702	—
Purchase of treasury shares	(79,884)	—
Issuance of shares	33,862	25,361
Excess tax benefits from stock-based compensation	—	2,422

Net cash provided by financing activities	546,680	27,783

Effect of foreign exchange rate changes on cash and cash equivalents	13,352	13,888

Net increase in cash and cash equivalents	415,570	136,713
Cash and cash equivalents, beginning of the period	506,792	332,777

Cash and cash equivalents, end of the period	$922,362	$469,490

Supplemental schedule of non-cash investing and financing activities:
Value of treasury shares cancelled	$79,884	$—

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
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
 Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub Plan Trust Shares
     At June 30, 2007, the difference between the 96.9 million issued ordinary shares and the 94.4 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represented the 2.5 million shares held by Business Objects Option LLC, the Employee Benefit Sub Plan Trust and in Treasury which are included in the caption “Treasury, Business Objects Option LLC and Employee Benefit Sub-Plan Trust Shares.” Shares held by Business Objects Option LLC and by the Employee Benefit Sub-Plan Trust to be relinquished upon the exercise of options assumed in connection with certain acquisitions and upon the vesting of the Restricted Stock Units (“RSUs”), respectively, are not deemed to be outstanding, they are not entitled to voting rights, and are not included in the calculation of basic net income per ordinary share and American Depositary Shares (“ADS”) until such time as the option holders exercise their options and the RSUs vest.
     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants, vesting of RSUs and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist by EuronextTM and the ADSs are traded on the Nasdaq Global Select Market.

 Recent Pronouncements
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
     The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss is realized in the statement of income in the period of determination. At June 30, 2007, the forward and option contracts outstanding had maturity dates ranging from July 2007 through April 2008. At June 30, 2007, a mark-to-market net gain on the revaluation of these forward and option contracts was recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net losses on the settlement of option contracts were recorded in the statement of income during the three months ended June 30, 2007 but were not material.
     At June 30, 2007, the Company concluded that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.
     The Company’s derivative financial instruments are summarized in the table below:

	June 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)		(in millions)
U.S. dollar equivalent of derivatives not designated as hedges	$44.5	$0.5	$58.7	$0.4
U.S. dollar equivalent of derivatives designated as cash flow hedges	$70.8	$1.6	$67.9	$1.9
     All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $2.8 million and other current liabilities of $0.7 million at June 30, 2007, and as part of other current assets in the amount of $0.5 million and other current liabilities of $2.8 million at December 31, 2006.

3. Accounts Receivable
     Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $12.9 million at June 30, 2007 and $12.2 million at December 31, 2006. The allowance for doubtful accounts portion represented $9.1 million of the $12.9 million balance at June 30, 2007, and $7.9 million of the $12.2 million balance at December 31, 2006.
4. Shareholders’ Equity
     The Company grants stock options and RSUs and provides employees the right to purchase or receive its shares pursuant to shareholder approved stock option and employee stock purchase plans. The Company also grants warrants to purchase shares to its non-employee directors.
     At June 30, 2007, there were three approved compensation plans under which stock options and RSUs were granted. Stock options were granted under the 2001 Plan. RSUs were granted under the 2001 Sub-Plan to non-French employees and under the 2006 Plan to French employees. There were two employee stock purchase plans, the 2004 International Employee Stock Purchase Plan available to non-French employees (“2004 IESPP”) and Employee Stock Purchase Plan available to French employees (the “ESPP”).
     The compensation costs in connection with the employee stock purchase plans for the three and six months ended June 30, 2007 were approximately $0.8 million and $2.3 million, respectively. There were 209,821 shares purchased under the 2004 IESPP during the three and six months ended June 30, 2007. There were 50,303 shares purchased under the ESPP during the six months ended June 30, 2007. Total cash received from employees for the issuance of shares under the 2004 IESPP and ESPP was approximately $6.8 million and $1.6 million, respectively.
     The effect of recording stock based compensation expense for the three and six month periods ended June 30, 2007 and 2006 was as follows:

		Stock		2004
For the three months ended on June 30, 2007	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$8	$—	$—	$—	$8

Cost of services	—	978	202	140	—	1,320

Sales and marketing	—	3,332	936	416	—	4,684

Research and development	—	1,040	107	194	—	1,341

General and administrative	518	3,081	1,237	76	—	4,912

Total compensation expense	518	8,439	2,482	826	—	12,265

Income tax benefit	—	(1,441)	(552)	—	—	(1,993)

Total compensation expense, net of tax	$518	$6,998	$1,930	$826	$—	$10,272

		Stock		2004
For the three months ended on June 30, 2006	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$9	$—	$1	$—	$10

Cost of services	—	1,240	10	203	—	1,453

Sales and marketing	—	3,149	66	478	—	3,693

Research and development	—	1,605	12	208	—	1,825

General and administrative	263	3,383	798	83	—	4,527

Total compensation expense	263	9,386	886	973	—	11,508

Income tax benefit	—	(1,373)	(45)	—	—	(1,418)

Total compensation expense, net of tax	$263	$8,013	$841	$973	$—	$10,090

		Stock
For the six months ended on June 30, 2007	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$18	$—	$—	$1	$19

Cost of services	—	1,943	326	428	11	2,708

		Stock
For the six months ended on June 30, 2007	Warrants	options	RSUs	IESPP	ESPP	Total
Sales and marketing	—	6,410	1,548	1,046	54	9,058

Research and development	—	2,089	158	440	84	2,771

General and administrative	783	5,945	2,338	212	29	9,307

Total compensation expense	783	16,405	4,370	2,126	179	23,863

Income tax benefit	—	(2,453)	(907)	—	—	(3,360)

Total compensation expense, net of tax	$783	$13,952	$3,463	$2,126	$179	$20,503

		Stock
For the six months ended on June 30, 2006	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$20	$—	$2	$—	$22

Cost of services	—	2,406	10	369	5	2,790

Sales and marketing	—	6,118	101	971	16	7,206

Research and development	—	3,254	22	354	32	3,662

General and administrative	441	6,671	3,957	159	10	11,238

Total compensation expense	441	18,469	4,090	1,855	63	24,918

Income tax benefit	—	(2,663)	(74)	—	—	(2,737)

Total compensation expense, net of tax	$441	$15,806	$4,016	$1,855	$63	$22,181
     The fair value of stock based awards was estimated using the binomial-lattice model, which requires the use of employee exercise behavior data and the use of assumptions including expected volatility, risk-free interest rate, turnover rates and dividends. The table below summarizes the weighted average assumptions used to determine the fair value the stock based awards and the related weighted average fair values:

Assumptions used	For the three months ended June 30, 2007					For the three months ended June 30, 2006
			Restricted					Restricted
	Directors	Stock	Stock			Directors	Stock	Stock
	warrants	options	Units	IESPP	ESPP	warrants	options	Units	IESPP	ESPP

Expected volatility	44%	44%	N/A	33%	N/A	N/A	48%	N/A	32%	N/A

Risk-free interest rate (1)	4.50%	4.50%	N/A	3.98%	N/A	N/A	3.80%	N/A	2.82%	N/A

Turnover rate

France	N/A	12%	12%	N/A	N/A	N/A	12%	N/A	N/A	N/A

Officers/ Directors	N/A	14%	14%	9%	N/A	N/A	14%	14%	10%	N/A

Rest of the world	N/A	20%	20%	9%	N/A	N/A	20%	20%	10%	N/A

Dividends	—	—	—	—	—		—	—	—	—

Weighted average fair value in $	16.50	15.91	40.31	9.33	N/A	N/A	12.13	29.49	8.16	N/A

Expected life of options (years)	5.01	4.38	2.00	0.50	N/A	N/A	4.96	2.00	0.50	N/A

Assumptions used	For the six months ended June 30, 2007					For the six months ended June 30, 2006
			Restricted					Restricted
	Directors	Stock	Stock			Directors	Stock	Stock
	warrants	options	Units	IESPP	ESPP	warrants	options	Units	IESPP	ESPP

Expected volatility	44%	47%	N/A	44%	N/A	N/A	48%	N/A	32%	N/A

Risk-free interest rate (1)	4.50%	4.34%	N/A	3.84%	N/A	N/A	3.70%	N/A	2.60%	N/A

Turnover rate

France	N/A	12%	12%	N/A	N/A	N/A	12%	N/A	N/A	N/A

Officers/ Directors	N/A	14%	14%	11%	N/A	—	14%	14%	11%	N/A

Rest of the world	N/A	20%	20%	11%	N/A	N/A	20%	20%	11%	N/A

Dividends	—	—	—	—	—	—	—	—	—	—

Weighted average fair value in	$16.50	15.84	39.46	10.28	3.60	N/A	13.21	33.12	8.28	7.01

Expected life of options (years)	5.01	4.28	2.00	0.50	N/A	N/A	4.82	1.64	0.50	N/A

(1)	The Company used the five to seven years IBoxx Eurozone interest rate for the stock options and warrants with exercise prices denominated in Euro granted to French employees and Directors, and the three to five years IBoxx Eurozone interest rate for the options with exercise prices denominated in Euro granted to rest of the world. The Company used the Euribor six month interest rate for the IESPP with a subscription price denominated in Euro.
     In 2006, the Company’s computation of expected volatility was based on a combination of historical volatility and implied volatility. However, on the February 22, 2007 grant date, no sufficient implied volatility data was available due to the low volume of traded options on Euronext. As a result, the Company only considered historical volatility to determine the expected volatility used for the fair value of options granted at that date. Starting in June 2007, the Company began using the traded options on the Nasdaq National Market to determine the implied volatility of its stock due to the lack of available data on Euronext.
     The risk-free interest rate assumption was based upon observed interest rates appropriate for the term and currency of the Company’s employee stock options.
     The turnover rate was based on the Company’s historical data and was applied to determine the number of awards expected to vest during the first year cliff vesting. The dividend yield assumption was based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represented the weighted average period the stock options are expected to remain outstanding and was a derived output of the binomial lattice model.
     The Company used historical employee exercise behavior for estimating future timing of exercises using geographic and employee grade categories to more accurately reflect exercise patterns.
     Equity award activity for the six months ended June 30, 2007 was as follows (in thousands, except weighted data):

						Weighted-
						Average
				Weighted		remaining
	Number of awards			average	Aggregate	contractual
		Stock		exercise price	intrinsic	term (in
	Warrants	options	RSUs	(1)	value (2)	years)
Outstanding at January 1, 2007	405	12,187	690	$31.86	$137,011	6.28

Granted (3)	210	1,502	466	31.49	18,388

Cancelled / Expired	—	(695)	(40)	35.88	4,386

Exercised	(30)	(1,143)	(115)	19.69	24,310

Outstanding at June 30, 2007	585	11,851	1,002	33.39	115,468	5.95

Exercisable at June 30, 2007	315	6,781	—	36.12	56,732	5.50

Unvested expected to vest at June 30, 2007	270	4,099	745	30.39	45,594	6.62

(1)	translated to U.S. dollars based on the noon buying rate as published by the Federal Reserve of Bank of New York for grants, exercises and cancellations and based on the closing rate for the outstanding options.

(2)	computed as the difference between the closing quote on NASDAQ on January 1, 2007, at the grant date, at the cancellation date, at the exercise date or at June 30, 2007 respectively, and the option exercise price translated in U.S. dollars as per (1) above. The intrinsic value cannot be negative and may equal zero when the option price exceeds the closing quote on the NASDAQ.

(3)	as stock options are granted with an exercise price no less than the closing price on Euronext on the grant date, the intrinsic value of grants is limited to RSUs.
The following table summarizes the unvested restricted awards activity for the six months ended June 30, 2007:

	Number of	Weighted-
	awards (in	Average grant
	thousands)	date fair value
Unvested at January 1, 2007	690	$34.93

Granted	466	39.46

Vested	(115)	34.72

Forfeited	(40)	34.53

Unvested at June 30, 2007	1,002	37.07
     The total intrinsic value of options and warrants exercised during the six months ended June 30, 2007 and 2006 was $19.8 million and $8.3 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2007 and 2006 was $4.5 million and $2.3 million, respectively.
     Net cash proceeds from the exercises of stock options, and warrants, and from the purchases under the 2004 IESPP and ESPP for the six months ended June 30, 2007 and 2006 were $33.9 million and $25.4 million, respectively.
     As of June 30, 2007, total compensation cost related to unvested awards expected to vest but not yet recognized was $86.2 million, and was expected to be recognized over a weighted-average period of 2.5 years. The unrecognized amount included the performance awards for which no FAS 123R grant date had yet been determined. For these awards, the fair value was estimated based on the stock price at the reporting date and on 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during the six months ended June 30, 2007.
     On April 24, 2007, the Board approved a share repurchase program intended to reduce the dilution resulting from the Company’s equity compensation plans. In connection with this program, the Company repurchased two million shares on Euronext in May 2007 for an aggregate of $79.9 million. The repurchased shares were cancelled in June 2007.
5. Acquisitions
Acquisition of Sistecar S.A.S.
     On June 1, 2007, the Company completed the acquisition of Sistecar S.A.S., pursuant to a Share Purchase Agreement dated as of April 20, 2007, to acquire all the outstanding share capital of Sistecar in order to acquire its subsidiary Cartesis S.A. for approximately €242 million (or approximately $325 million at then current exchange rates). Cartesis provides financial reporting, consolidations, and planning capabilities, as well as a new governance, risk, and compliance product portfolio. Cartesis’ results of operations for the month of June 2007 were included in the Company’s consolidated financial statements for the three months ended June 30, 2007.
     A maximum of €33 million (or $44 million), which is included in the purchase price, is subject to an escrow for a period of eighteen months following the closing. Of this amount, €18.7 million was placed in escrow and the remaining €14.3 million is supported via a bank guarantee issued by certain shareholders. Additionally, and also included in the purchase price, a separate tax escrow of €17 million (or $23 million) was established for a period of 60 days following the closing and was subsequently released and paid to Sistecar shareholders on August 2, 2007.
     The acquisition was accounted for under the purchase method of accounting. A summary of the acquisition is as follows (in millions):

	Purchase	Net Tangible		In-Process
	Consideration	Liabilities	Fair Value of	R&D
Acquisition	(1)	Assumed	Intangibles	(“IPR&D”)	Goodwill

Cartesis	$331	($32)	$133	$—	$230

(1)	Purchase consideration under the purchase method of accounting included approximately $6.0 million in transaction costs.

     The purchase price allocation set forth above is preliminary and may change if information becomes available that results in a change in the transaction costs, assets acquired or liabilities assumed at the date of purchase.
     After the acquisition, management began to assess and formulate a plan to restructure the combined operations to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure. Management approved and committed the Company to the plan shortly after the acquisition was completed. The restructuring plan applied to Cartesis and Business Objects employees and Cartesis facilities worldwide.
     In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the liabilities assumed in the acquisition included approximately $10.0 million of restructuring costs associated with the acquisition, $8.3 million of which related to a Cartesis workforce reduction and $1.7 million related to excess facilities. An additional $3.0 million, approximately, of workforce related accruals should be recorded within the next six months as the Company is still in the process of notifying certain employees affected by the restructuring plan. Approximately $1.2 million of workforce reduction costs were paid in the three months ended June 30, 2007. The Company has not finalized its review of the combined operations. As a result, additional restructuring costs may be recorded in the near future.
     In accordance with FAS 146, “Costs Associated with Exit or Disposal Activities”, and primarily in connection with the acquisition of Cartesis, the Company accrued $5.5 million of one-time termination benefits related to Business Objects employee severance and other related benefits in June 2007. This restructuring charge primarily related to employees in France and no payments had been made as of June 30, 2007. The expenses were recorded in the restructuring costs line in the consolidated statement of operations.
     The preliminary fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

Maintenance
	Developed		Contracts and		License		Consulting
	Technology		Relationships		Relationships		Contracts
		Estimated		Estimated		Estimated		Estimated
		Useful		Useful		Useful		Useful
	Fair	Life (in	Fair	Life (in	Fair	Life (in	Fair	Life (in
	Value	Years)	Value	Years)	Value	Years)	Value	Years)	Total

Cartesis	$93.5	3 to 5	$18.6	7	$20.3	5	$0.4	0.5	$132.8
     All the above items were valued using the excess earnings method under the income approach. Pro forma financial information including this acquisition has not been presented as the historical operations of Cartesis were not material to the Company’s consolidated financial statements.
6. Goodwill and Other Intangible Assets
     The Company tests goodwill and other intangible assets for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2007.

     The change in the carrying amount of goodwill was as follows (in millions):

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2007	2006
Balance, beginning of the year	$1,266.0	$1,166.0
Goodwill acquired during the period	233.1	90.6
Goodwill adjustments relating to prior period acquisitions	2.8	6.2
Impact of foreign currency fluctuations on goodwill	1.7	3.2

Balance, end of the period	$1,503.6	$1,266.0

     The Cartesis acquisition resulted in additional goodwill of approximately $230.0 million (see footnote 5 “Acquisitions” for additional information). During 2006, the Company completed several acquisitions, most notably the acquisitions of Firstlogic, Inc. (“Firstlogic”)and Armstrong Laing Group (“ALG”), resulting in additional goodwill of $90.6 million.
     Other intangible assets consisted of the following (in millions):

	June 30,	December 31,
	2007	2006
Developed technology	$270.7	$173.5
Maintenance and support contracts	75.8	57.0
Trade names	9.5	9.3
License contracts and relationships	23.3	2.8
Workforce	1.6	1.5

Total other intangible assets, at cost	380.9	244.1
Accumulated amortization on other intangible assets	(144.2)	(115.5)

Other intangible assets, net	$236.7	$128.6

     The Cartesis acquisition resulted in additional intangible assets of $132.8 million (see footnote 5 “Acquisitions” for additional information). Certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.
     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Amortization of:
Developed technology (included in cost of net license fees)	$10.4	$7.0	$18.9	$13.0
Maintenance and support contracts (included in cost of services revenues)	3.1	2.9	5.8	5.4
Trade names (included in operating expenses)	0.5	0.4	1.1	0.7
License contracts and relationships (included in cost of net license fees)	0.7	—	1.0	—
Workforce (included in operating expenses)	0.1	—	0.1	—

Total other intangibles amortization expense	$14.8	$10.3	$26.9	$19.1

     The estimated future amortization expense of other intangible assets existing at June 30, 2007 is presented in U.S. dollars based on the June 30, 2007 period end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in millions):

Remainder of 2007	$39.3
2008	75.1
2009	45.8
2010	38.3
2011	26.3
Thereafter	11.9

Total	$236.7

7. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per ordinary share and ADS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$21,606	$7,949	$27,188	$20,286

Denominator:
Weighted average ordinary shares and ADSs outstanding — basic	95,074	93,310	95,154	92,946

Net income per share — basic	$0.23	$0.09	$0.29	$0.22

Diluted net income per share:
Numerator:
Net income	$21,606	$7,949	$27,188	$20,286

Denominator:
Weighted average ordinary shares and ADSs outstanding — basic	95,074	93,310	95,154	92,946
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock option plans, warrants and RSUs (treasury stock method)	1,758	1,773	1,813	2,216

Weighted average ordinary shares and ADSs outstanding — diluted	96,832	95,083	96,967	95,162

Net income per share — diluted	$0.22	$0.08	$0.28	$0.21

     For the three and six months ended June 30, 2007, approximately 0.6 million and 1.3 million shares subject to stock options and warrants were exercised and RSUs vested, respectively, of which approximately 0.2 million, and 0.4 million shares represented exercises of options held by Business Objects Option LLC.
     For the three and six months ended June 30, 2006, approximately 0.4 million and 1.1 million shares subject to stock options and warrants were exercised and RSUs vested, respectively, of which approximately 0.2 million, and 0.4 million shares represented exercises of options held by Business Objects Option LLC.
     At June 30, 2007 and 2006, respectively, stock options, RSUs and warrants to purchase 13.4 million and 13.9 million shares were outstanding.
     For the three and six months ended June 30, 2007, respectively, 5.6 million and 5.2 million shares subject to weighted average outstanding options and warrants to purchase ordinary shares or ADSs and unvested RSUs were excluded from the calculation of diluted net income per share because the options, warrants or RSUs were anti-dilutive.
     For the three and six months ended June 30, 2006, respectively, 6.3 million and 4.7 million shares subject to weighted average outstanding options and warrants to purchase ordinary shares or ADSs and unvested RSUs were excluded from the calculation of diluted net income per share because the options, warrants or RSUs were anti-dilutive.
8. Convertible Debt
     On May 11, 2007, in a public offering pursuant to visa no. 07-140 issued by the Autorite des Marches Financiers (“AMF”), the Company issued €450 million (or approximately $600 million at then current exchange rates) of convertible bonds (“the Bonds”) due on January 1, 2027 (10,676,157 Bonds with a nominal value of €42.15). No Bonds were marketed or issued in the United States or elsewhere to U.S. persons as such term is defined in the rules set forth in Rule 901 under the Securities Act of 1933 as amended.
The Bonds give the holder:
•	the right to cash for the nominal value of the bond (€42.15);

•	an annual interest payment of 2.25% (paid annually on January 1); and

•	upon exercise of the conversion right, the right to a redemption premium payable in shares for a variable amount equal to the excess of the market value of the shares over the nominal value (the “conversion right”).
The characteristics of the conversion features are as follows:
     Bondholders may convert their bonds:

•	between May 11, 2009 (May 11, 2008 if an effective registration statement is on file with the US Securities and Exchange Commission) and May 2, 2022 if certain conditions are met (either the trading price of the bonds during any five consecutive trading day period is less than 97% of the Volume Weighted Average Price (“VWAP”) of the Company’s shares during that same period or the VWAP of the Company’s shares is greater than 120% of the nominal value of the bonds for at least 20 days over 30 consecutive trading days);

•	at specific dates, on any of May 11, 2012, May 11, 2017 or May 11, 2022;

•	after May 11, 2022 until December 23, 2026 without any price condition; or

•	in certain specific cases, e.g. acquisitions, change of control, default or a specific transaction such as issuance of debt securities.
     The Company may redeem the bonds early if the VWAP of the Company’s ordinary shares on Euronext exceeds 125% of the principal amount at any time from May 11, 2012 to December 23, 2026, at nominal value plus interest accrued from the last payment date. If the Company redeems all the bonds, the bondholders will still have the ability to exercise their conversion right.
     Upon exercise of the conversion right, after May 11, 2009 (May 11, 2008 if an effective registration statement is on file with the US Securities and Exchange Commission):
•	if the stock price is greater than €42.15, the Company will settle in cash the nominal value (€42.15) and in its own shares a redemption premium equal to the difference between the VWAP of its shares on Euronext and the principal amount of the Bond; or

•	if the stock price is equal to or lower than €42.15, the Company will settle in cash an amount equal to the daily weighted average market price of its shares immediately prior to the date of conversion.
     To settle the redemption premium in shares, the Company can use either existing treasury shares or issue new shares.
     The Bonds contain a provision that adjusts the conversion ratio in the event of certain financial transactions (e.g. change of control or mergers). The adjustment to the conversion rate is based on terms in the bonds, and there is a limit to the additional shares that could be issued.
     In connection with the issuance of these convertible bonds, the Company agreed to use reasonable efforts to file a shelf registration statement with the SEC covering the conversion and/or exchange of the bonds within 270 days after the issue date. If the Registration Statement is not filed or has not become effective within the time period set forth, the Company will be required to pay additional amounts to holders of the bonds.
     To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the period must exceed the conversion price per share of €42.15 (or approximately $56.90 per share using the exchange rate at June 30, 2007). Since the average price of the Company’s stock for the three and six months ended June 30, 2007 was below €42.15 (or approximately $56.90 per share using the exchange rate at June 30, 2007), no additional shares were included in the diluted earnings per share calculations.
     The convertible bond liability was as follows (in thousands):

	June 30,	December 31,
	2007	2006
Bonds payable	$607,635	—
The market bond price at June 30, 2007 was €42.46 (or approximately $57.41 per share using the exchange rate at June 30, 2007).
Debt issuance costs related to the bonds totaling $11.7 million have been deferred and are being amortized over five years , which represents the term from the issuance date through the first date that the bondholders can convert without conditions (May 11, 2012). Unamortized debt issuance costs of $11.3 million were included in deposits and other assets on the consolidated balance sheet as of June 30, 2007.
Interest of $1.8 million was accrued in other current liabilities on the consolidated balance sheet as of June 30, 2007.

9. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three and six months ended June 30, 2007 and 2006, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized losses on cash flow hedges settled in the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$21,606	$7,949	$27,188	$20,286
Other comprehensive income:
Foreign currency translation adjustments	11,059	14,386	15,980	17,412
Unrealized net gains (losses) on cash flow hedges, net of tax	959	185	1,042	(449)
Realized net losses on cash flow hedges, net of tax, reclassified into earnings	799	252	1,556	122
Other	—	—	383	—

Total comprehensive income	$34,423	$22,772	$46,149	$37,371

10. Business Segment Information
     The Company has one reportable segment — business intelligence software products and services.
     The following table summarizes the Company’s total revenues by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$177.3	$156.4	$339.0	$292.9
Europe, Middle East and Africa (“EMEA”), excluding France	105.4	82.9	213.6	170.5
France	41.7	23.9	70.8	48.3
Americas, excluding the United States	11.4	11.3	22.5	22.0
Asia Pacific	27.4	20.0	51.7	39.1

Total revenues	$363.2	$294.5	$697.6	$572.8

11. Commitments and Contingencies
 Legal matters
     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against the Company and its subsidiary, Business Objects Americas. On August 6, 2004, the District Court entered a formal opinion granting the Company’s motion for summary judgment as to non-infringement of MicroStrategy’s U.S. Patent No. 6,260,050. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. On November 17, 2005, the Court of Appeals for the Federal Circuit affirmed the District Court’s ruling that the Company was not infringing MicroStrategy’s patent.
     In April 2002, MicroStrategy obtained leave to amend its patent claims against the Company to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. Each of Microstrategy’s claims were resolved in the Company’s favor, except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring the Company not to possess, use or disclose the two documents as to which it found misappropriation. On November 17, 2005, the Court of Appeals affirmed the District Court’s decision rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement which was remanded to the District Court for further proceedings. A stipulation dismissing Microstrategy’s remaining claim was filed by the parties on December 4, 2006. The only remaining issue is the limited injunction issued by the Court in August 2004.
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions, Inc. (“Crystal Decisions”) in the United States District Court for the District of Delaware. Judgment was entered in the Company’s favor on February 23, 2006. MicroStrategy filed a notice of appeal on March 24, 2006. On June 25, 2007, the Court of Appeals for the Federal Circuit affirmed the District Court’s decision that the Company is not infringing MicroStrategy’s U.S. Patent No. 6,279,033 and that MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432 are invalid. The Company has asked the District Court to decide on the Company’s February 2006 motion for attorneys’ fees. No decision has been rendered on this motion as of the date of this report.
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
     In April 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions Inc. (the “Claimants”) filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding (the “2003 Proceedings”). Business Objects was substituted as Third Claimant in the 2003 Proceedings in place of Crystal Decisions, following its acquisition of Crystal Decisions and its subsidiaries in December 2003. In connection with this request for declaratory relief the Claimants paid the agreed settlement amount into the High Court.
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
     At a Case Management Conference in December 2006, the English High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by December 18, 2006 Vedatech and Mr. Subramanian paid costs in the sum of £15,600 (approx. US$30,600) due under a costs order made on November 30, 2005, then Vedatech and Mr. Subramanian would be barred from defending the 2003 Proceedings. Vedatech and Mr. Subramanian failed to meet that deadline and are now precluded from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their claim. In the Claimants’ application for judgment, they requested that the amounts due to them from the Defendants in damages, and in respect of the costs orders in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.
     A hearing took place in the English High Court in March 2007 to determine the form of judgment. On May 9, 2007 the Court handed down the judgment and the final order. The Court upheld the validity and enforceability of the settlement agreement, and granted a permanent anti-suit injunction and ordered that the Defendants withdraw or procure the withdrawal of the California Proceedings. The Court also provided mechanics for the payment to be made under the settlement agreement and to discharge the costs orders and damages award, both of which were made in the Claimants’ favor. Finally, the Court ordered that all outstanding costs ordered to be paid by Vedatech be paid out of the monies in court. The monies held in Court amount to approximately $1,073,000. The Company expects to receive payment of the full amount held in Court in the near future.
     Vedatech and Mr. Subramanian had previously made applications to the Court of Appeal for permission to appeal the May 2007 judgment and the December 2006 order. No decision has been rendered on these applications as of the date of this report.
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
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint sought relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. Dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting the Company’s motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of U.S. Patent No. 6,044,374 and denying the Company’s motion for summary judgment on the issue of direct and induced infringement of U.S. Patents Nos. 6,014,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to U.S. Patent No. 6,208,990. The trial started on March 12, 2007 and a jury found on April 2, 2007 that the Company was willfully infringing Informatica’s U.S. Patent Nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million. In April 2007, the District Court considered the Company’s defense of inequitable conduct by Informatica. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. On May 16, 2007 the District Court concluded that Informatica did not engage in inequitable conduct during prosecution and confirmed the enforceability of U.S. Patent Nos. 6,401,670 and 6,339,775. The District Court also confirmed the jury’s verdict, decided that damages are to be enhanced by amount to be determined in post-trial motions, issued an Order for a Permanent Injunction and denied Informatica’s request for attorneys’ fees. The Company filed a motion for a new trial on damages or, alternatively, that the damages award be reduced based on the decision of the United States Supreme Court in Microsoft v. AT&T Corp. These motions were heard on July 11, 2007 and the judge took these matters under advisement. Further briefs were requested by the judge and submitted by the parties on July 20, 2007. The judge has not rendered a decision on these motions as of the date of this report. The Company is defending this ongoing action vigorously. Since a jury verdict was rendered creating a potential future liability, the Company recorded an accrual as of March 31, 2007 and that accrual has not changed materially as of June 30, 2007. The Company cannot be assured that this accrual will be adequate if judgment is rendered in Informatica’s favor. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     Although the Company believes that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation is ongoing, the Company cannot be assured that it will ultimately prevail. As of May 11, 2007, the Company had removed the infringing feature from its Data Integrator product.
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. (“Decision Warehouse”) filed an action in the Superior Court for the State of California, County of Santa Clara, against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. On August 18, 2006, Decision Warehouse amended its complaint to add a claim for unspecified damages alleging defamation. On October 27, 2006, the court granted summary judgment in the Company’s favor on the claim for defamation on the grounds that it is barred by the applicable statute of limitations. The trial on the remaining claims and the cross-complaint claims commenced on June 11, 2007 and continues through the date of this report. The Company is defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on the Company’s financial position, results of operations or cash flows.
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara, against Decision Warehouse. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and an award of sums found due after accounting. On July 19, 2006, the Company filed on amended claim for unspecified damages against Decision Warehouse and one of its Principal Shareholders, Cesar Miranda, alleging conspiracy to defraud and defamation. The trial on the remaining claims and the cross-complaint claims commenced on June 11, 2007 and continues through the date of this report.
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

     Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2030. At December 31, 2006, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $271.0 million in aggregate. During the six months ended June 30, 2007, there were no material changes to the Company’s operating lease commitments since December 31, 2006.
12. Escrows Payable and Restricted Cash
     The Company held an aggregate of $89.2 million at June 30, 2007 in escrows payable related to its acquisitions, most notably Cartesis ($23.0 million which was paid in August 2007 and $25.3 million due in December 2008), Firstlogic, Inc. ($9.2 million due in October 2007), Armstrong Laing Group ($3.4 million due in October 2007 and $6.0 million due in October 2008) and Infommersion, Inc. ($8.7 million due in October 2007).
     There remains a balance of $6.9 million in escrows payable at June 30, 2007 related to the purchase of Acta in 2002. These amounts were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta and that legal matter is ongoing. In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provided that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. The remaining balance, if any, will be distributed once all claims related to the Informatica action are resolved. Of the $7.3 million that remains in escrow, the Company believes it will be eligible to claim a portion of the costs associated with defending its position against Informatica up to this amount. See footnote 11 “Commitments and Contingencies” for more information.
     All escrow amounts are subject to indemnification obligations and are secured by restricted cash.
     Restricted cash related to the acquisition of Infommersion included an additional $2.1 million related to an employee escrow account representing a retention payment due to a former executive, and will be available for release in October 2007. As of June 30, 2007, this amount was not yet earned and was not considered payable.
     In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $3.5 million. The letters of credit are renewable and are secured by restricted cash.
     There were no other material changes in escrows payable or restricted cash since December 31, 2006.
13. Credit Agreement
     The Company entered into an unsecured credit facility with a financial institution (the “Credit Agreement”) in March 2006, which was originally scheduled to terminate in February 2007 but it has been extended until December 31, 2007. The Credit Agreement provides for up to €100 million (approximately $135 million using the exchange rate as of June 30, 2007) which can be drawn in euros, U.S. dollars or Canadian dollars. The Second Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The Credit Agreement restricts certain of the Company’s activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.
     Pursuant to the Credit Agreement, the amount available is reduced by the aggregate of all then outstanding borrowings. Borrowings are limited to advances in duration of 10 days to 12 months, and must be at least equal to € 1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. This unsecured credit line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the Credit Agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of € 5 million, without penalty. At June 30, 2007, there were no balances outstanding against this Credit Agreement.

14. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on its balance sheets as of June 30, 2007 or December 31, 2006. The Company carries coverage under certain insurance policies to protect it in the case of unexpected liability; however, this coverage may not be sufficient.
     On August 30, 2006, the Company entered into an agreement with a bank to guarantee the obligations for certain of its subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, the Company amended the guarantee to include all of its subsidiaries. At June 30, 2007, there were seven forward contracts with this bank under this guarantee in the aggregate notional amount of $49.1 million. In addition, there were six option contracts with this bank under this guarantee in the aggregate notional amount of $17.6 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at June 30, 2007.
     The Company entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At June 30, 2007, there were two option contracts with the bank under this guarantee in the aggregate notional amount of $8.2 million. In addition, there were 12 forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $40.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at June 30, 2007.
     As approved by the Company’s Board of Directors resolution on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At June 30, 2007 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS 143. The fair value of these obligations at June 30, 2007 and December 31, 2006 did not represent material liabilities.

15. Income Taxes
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
     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates, which occur during the period. During the three months ended June 30, 2007, the effective tax rate was 41%, compared to 52% for the same period in 2006. The effective tax rate was 42% for the six months ended June 30, 2007, compared to 46% for the same period in 2006. The higher rates in the prior periods were primarily due to a one time discrete item for the expensing of in-process research and development costs related to the acquisition of Firstlogic.
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a cumulative effect adjustment to decrease retained earnings by $8.1 million. At January 1, 2007, the total amount of unrecognized tax benefits was $87.5 million, of which $19.5 million related to tax benefits that, if recognized, would impact the annual effective tax rate. Unrecognized tax benefits did not change significantly during the three and six month periods ended June 30, 2007. There are certain tax matters that are in various stages of review by and discussion with the tax authorities. The Company cannot currently reasonably estimate the outcome of any potential significant changes in unrecognized benefits within twelve months of the reporting period ended June 30, 2007.
     FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a current liability to the extent the enterprise anticipates payment of cash within one year. The Company has classified the total amount of unrecognized tax benefits as a long term liability since payment is not expected within one year.
     The Company recognizes interest and penalties related to income tax matters through income tax expense. During the three months ended June 30, 2007, the total amount of interest and penalties recognized in the statement of income was $1.6 million. As of March 31, 2007 and June 30, 2007, the Company had approximately $15.4 million and $17.5 million, respectively, of accrued interest related to uncertain tax positions.
     During 2006, the Company received from the French tax authorities an assessment of tax of approximately €85 million (approximately $116 million) including interest and penalties for the 2003 and 2004 tax years. The principal issue underlying the notice is the proper valuation methodology for certain intellectual property which the Company transferred from France to its wholly owned Irish subsidiary in 2003 and 2004. The Company believes it used the correct methodology in calculating the taxes it paid to the French government and will vigorously defend against the payment of additional taxes. There can be no assurance that the Company will prevail, however, and the final determination that additional tax is due could materially impact the Company’s financial statements. Tax years subsequent to 2004 remain open to examination by French tax authorities.
     Tax years subsequent to 2002 remain open to examination by Ireland tax authorities.
     The Company is also under examinations by the U.S. tax authorities for tax years 2001 through 2004. Tax years subsequent to 2004 remain open to examination by U.S. tax authorities.
16. Subsequent Events
Acquisition of Inxight
     On July 3, 2007, the Company’s wholly owned subsidiary, Business Objects Americas, acquired privately held Inxight Software, Inc. (“Inxight”) in accordance with a purchase agreement dated May 21, 2007. Business Objects Americas acquired all of the outstanding capital stock of Inxight, a leading provider of software solutions for unstructured information discovery, including text analytics, federated search, and data visualization.
     The acquisition was an all cash transaction of approximately $76 million. Of the total purchase price, $6.5 million was placed in an escrow account to satisfy potential claims under warranties and indemnities in the agreement. Provided there are no such claims, the amount will be paid on October 3, 2008.

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
Recent Developments
     Acquisition of Sistecar S.A.S.
     On June 1, 2007, we completed the acquisition of Sistecar S.A.S., pursuant to a Share Purchase Agreement dated as of April 20, 2007, to acquire all the outstanding share capital of Sistecar in order to acquire its subsidiary Cartesis S.A. for approximately €242 million (or approximately $325 million at then current exchange rates). Cartesis provides financial reporting, consolidations, and planning capabilities, as well as a new governance, risk, and compliance product portfolio. Cartesis’ results of operations for the month of June 2007 were included in our consolidated financial statements for the three months ended June 30, 2007.
     A maximum of €33 million (or $44 million), which is included in the purchase price, is subject to an escrow for a period of eighteen months following the closing. Of this amount, €18.7 million was placed in escrow and the remaining €14.3 million is supported via a bank guarantee issued by certain shareholders. Additionally included in the purchase price, a separate tax escrow of €17 million (or $23 million) was established for a period of 60 days following the closing and was subsequently released and paid to Sistecar shareholders on August 2, 2007.
     Acquisition of Inxight
     On July 3, 2007, our wholly owned subsidiary, Business Objects Americas, acquired privately-held Inxight Software, Inc. (“Inxight”) in accordance with a purchase agreement dated May 21, 2007. Business Objects Americas, Inc. acquired all of the outstanding capital stock of Inxight, a leading provider of software solutions for unstructured information discovery, including text analytics, federated search, and data visualization.
     The acquisition was an all cash transaction of approximately $76 million. Of the total purchase price, $6.5 million was placed in an escrow account to satisfy potential claims under warranties and indemnities in the agreement. Provided there are no such claims, the amount will be paid on October 3, 2008.
     Issuance of Convertible Bonds
     On May 11, 2007, in a public offering pursuant to visa no. 07-140 issued by the Autorite des Marches Financiers (“ AMF”), the Company issued €450 million (or approximately $600 million at then current exchange rates) of convertible bonds (“the Bonds”) due on January 1, 2027 (10,676,157 bonds with a nominal value of €42.15). No bonds were marketed or issued in the United States or elsewhere to U.S. persons, as such term is defined in Rule 901 promulgated under the Securities Act of 1933, as amended.

Key Performance Indicators

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for percentages and diluted net income per share)	2007	2006	2007	2006
Revenues	$363.2	$294.5	$697.6	$572.8
Growth in revenues (compared to prior year period)	23%	12%	22%	12%
Income from operations	$33.0	$13.5	$38.6	$31.4
Income from operations as percentage of total revenues	9%	5%	6%	5%
Diluted net income per share	$0.22	$0.08	$0.28	$0.21

Results of Operations
     The following table shows each line item on our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percent):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net license fees	41%	42%	41%	44%
Services revenues:
Maintenance and technical support	42	42	42	40
Professional services	17	16	17	16

Total services fees	59	58	59	56

Total revenues	100	100	100	100

Cost of net license fees	4	3	4	3
Cost of services	20	23	20	22

Total cost of revenues	24	26	24	25
Gross margin	76	74	76	75
Operating expenses:
Sales and marketing	40	41	40	42
Research and development	15	18	15	17
General and administrative	11	10	10	10
Legal contingency reserve	—	—	4	—
Restructuring costs	1	—	1	—

Total operating expenses	67	69	70	69

Income from operations (operating margin)	9	5	6	6
Interest and other income (expense), net	1	1	1	1

Income before provision for income taxes	10	6	7	7

Provision for income taxes	(4)	(3)	(3)	(3)

Net income	6%	3%	4%	4%

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
Impact of Foreign Currency Exchange Rate Fluctuations on Results of Operations
     As currency exchange rates change from quarter to quarter and year to year, our results of operations may be impacted. For example, our results may show an increase or decrease in revenues or costs for a period; however, when the portion of those revenues or costs denominated in other currencies is translated into U.S. dollars at the same rate as the comparative quarter or year, the results may indicate a different change in balance, with the change being principally the result of fluctuations in the currency exchange rates. Because we have both revenues and expenses in other currencies, often the currency fluctuations offset somewhat at income from operations.
     From time to time, we and our subsidiaries transact in currencies other than the local currency of that entity. As a result, the asset and liability balances may be denominated in a currency other than that of the local countries’ currency and on settlement of these asset or liability balances, or at quarter end for reporting purposes, we may experience mark to market exchange gains or losses, which are recorded in interest and other income (expense), net.
     The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year period currency exchange rates (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$13.0	$0.3	$29.2	$(13.6)
Total cost of revenues	3.6	0.1	7.2	(3.1)
Sales and marketing expenses	4.9	1.0	9.6	(2.0)
Research and development expenses	2.2	0.7	4.0	(0.8)
General and administrative expenses	1.6	(0.4)	2.7	(1.0)
     Total revenues were higher by $13.0 million during the three months ended June 30, 2007 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $12.3 million due to fluctuations in currency exchange rates during the three months ended June 30, 2007. The net effect of these higher revenues, costs of sales and operating expenses was a positive impact of $0.7 million on income from operations during the period. Total revenues were higher by $29.2 million during the six months ended June 30, 2007 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $23.5 million during the six months ended June 30, 2007. The net effect of these higher revenues, costs of sales and operating expenses was a positive impact of $5.7 million on income from operations during the period.
     Total revenues were higher by $0.3 million during the three months ended June 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $1.4 million due to fluctuations in currency exchange rates during the three months ended June 30, 2006. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $1.1 million on income from operations during the period. Total revenues were lower by $13.6 million during the six months ended June 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also lower by a combined $6.9 million during the six months ended June 30, 2006. The net effect of these lower revenues, costs of sales and operating expenses was a negative impact of $6.7 million on income from operations during the period.
Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net license fees	$149.1	$123.1	$286.4	$249.0
Service revenues:
Maintenance and technical support	$152.2	$123.5	$295.9	$232.0
Professional services	61.9	47.9	115.3	91.8

Total service revenues	214.1	171.4	411.2	323.8

Total revenues	$363.2	$294.5	$697.6	$572.8

 Net License Fees
     We recognize our net license fees from three product families: information discovery and delivery (“IDD”), enterprise performance management (“EPM”) solutions and enterprise information management (“EIM”) solutions. We derive the largest portion of our net license fees from our IDD products and we expect these products will continue to represent the largest portion of our net license fees.
     Net license fees increased in the three months ended June 30, 2007 by $26.0 million, or 21% to $149.1 million from $123.1 million for the three months ended June 30, 2006. The primary reason for the overall license revenues increase resulted from our EPM solutions which benefited from our acquisitions of Armstrong Laing Group (“ALG”) in October 2006 and Cartesis in June 2007. Additionally, net license fees from our EIM business and our IDD business increased in the three months ended June 30, 2007 when compared to the three months ended June 30, 2006.
     Net license fees increased in the six months ended June 30, 2007 by $37.4 million to $286.4 million from $249.0 million for the six months ended June 30, 2006. The primary reason for the overall license revenue increase resulted from our EPM solutions which benefited from our acquisitions of ALG in October 2006 and Cartesis in June 2007. Additionally, net license fees from our EIM business, which benefited from our acquisition of Firstlogic in April 2006, and our IDD business increased in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

     For the three months ended June 30, 2007, our net license fees from direct sales were 55% compared to 48% for the three months ended June 30, 2006. For the six months ended June 30, 2007, our net license fees from direct sales were 54% compared to 51% for the six months ended June 30, 2006. We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues can fluctuate significantly with large transactions that are neither predictable nor consistent in size or timing. No single customer or channel partner represented more than 10% of total revenues during any of the periods presented.
 Services Revenues
     Services revenues increased by $42.7 million, or 25%, to $214.1 million in the three months ended June 30, 2007 from $171.4 million in the three months ended June 30, 2006. The primary driver of this increase in services revenues was our maintenance and technical support revenues which increased by $28.7 million, or 23%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This resulted from a larger installed base, acquisitions and from new maintenance on the growth in license sales over the past year. Additionally, professional services increased by $14.0 million, or 29%, in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase in our professional services is primarily attributable to the growth in our consulting business resulting from continued investment in our professional services teams, acquisitions and our expansion of the breadth and depth of solutions we offer our customers.
     Services revenues increased by $87.4 million, or 27%, to $411.2 million in the six months ended June 30, 2007 from $323.8 million in the six months ended June 30, 2006. The primary driver was our maintenance and technical support revenues which increased by $63.9 million, or 28%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This resulted from the larger number of installed customers, acquisitions and from new maintenance on the growth in license sales over the past year. Additionally, professional services increased by $23.5 million, or 26%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase in our professional services is primarily attributable to the growth in our consulting business resulting from continued investment in our professional services teams, acquisitions and our expansion of the breadth and depth of solutions we offer our customers.
     As a percentage of total revenues, services revenues increased to 59% of total revenues for the three months ended June 30, 2007 and 59% for the six months ended June 30, 2007, as compared to 58% in the three months ended June 30, 2006 and 56% in the six months ended June 30, 2006, respectively. With the expansion of our installed base in 2006 and the first half of 2007, our services revenues represented a higher percentage of total revenues compared to net license fees for both the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.
Geographic Revenues Mix
     The following shows the geographic mix of our total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Americas (1)	$188.7	$167.7	$361.5	$314.9
Europe, Middle East and Africa (EMEA) (2)	147.1	106.8	284.4	218.8
Asia Pacific	27.4	20.0	51.7	39.1

Total revenues	$363.2	$294.5	$697.6	$572.8

(1)	Includes revenues in the United States of $177.3 million and $156.4 million for the three months ended June 30, 2007 and 2006, respectively. Includes revenues in the United States of $339.0 million and $292.9 million for the six months ended June 30, 2007 and 2006, respectively

(2)	Includes revenues in France of $41.7 million and $23.9 million for the three months ended June 30, 2007 and 2006, respectively. Includes revenues in France of $70.8 million and $48.3 million for the six months ended June 30, 2007 and 2006, respectively.
     Total revenues from the Americas increased $21.0 million, or 13%, to $188.7 million in the three months ended June 30, 2007 from $167.7 million in the three months ended June 30, 2006. This revenue growth was primarily the result of organic growth. The Americas closed three license transactions over $1 million in the three months ended June 30, 2007 compared to one over $1 million in the three months ended June 30, 2006. Our strength in the Americas region was driven by solid and balanced execution in both enterprise accounts and the mid market. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions. The Americas generated 52% and 57% of our total revenue in the three months ended June 30, 2007 and 2006, respectively.
     Total revenues from the Americas increased $46.6 million, or 15%, to $361.5 million in the six months ended June 30, 2007 from $314.9 million in the six months ended June 30, 2006. This revenue growth resulted from our Firstlogic acquisition in April 2006 and from organic growth. The Americas closed seven license transactions over $1 million in both the six months ended June 30, 2007 and the six months ended June 30, 2006. The strength in the Americas region was driven by solid and balanced execution in both enterprise accounts and the mid market. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions. The Americas generated 52% and 55% of our total revenue in the six months ended June 30, 2007 and 2006, respectively.
     Total revenues from EMEA increased approximately $40.3 million, or 38%, to $147.1 million in the three months ended June 30, 2007, from $106.8 million in the three months ended June 30, 2006. EMEA closed two license transactions over $1 million in the three months ended June 30, 2007 compared to three license transactions over $1 million for the three months ended June 30, 2006. Total revenues benefited from our acquisitions of ALG in October 2006 and Cartesis in June 2007 and our service revenues, in particular, continued to benefit from the larger number of installed customers resulting from new license transactions.
     Total revenues from EMEA increased approximately $65.6 million, or 30%, to $284.4 million in the six months ended June 30, 2007, from $218.8 million in the six months ended June 30, 2006. EMEA closed eight license transactions over $1 million in both the six months ended June 30, 2007 and the six months ended June 30, 2006. Total revenues benefited from our acquisitions of ALG in October 2006 and Cartesis in June 2007 and our service revenues, in particular, continued to benefit from the larger number of installed customers resulting from new license transactions.
     Total revenues from Asia Pacific increased $7.4 million, or 37%, to $27.4 million in the three months ended June 30, 2007, from $20.0 million in the three months ended June 30, 2006. Asia Pacific closed one license transaction over $1 million in the three months ended June 30, 2007 compared to none in the three months ended June 30, 2006. The increased revenues resulted from better business execution by the new Asia Pacific management team we established last year.
     Total revenues from Asia Pacific increased $12.6 million, or 32%, to $51.7 million in the six months ended June 30, 2007, from $39.1 million in the six months ended June 30, 2006. Asia Pacific closed three license transactions over $1 million in the six months ended June 30, 2007 compared to none in the six months ended June 30, 2006. The increased revenues resulted from better business execution by the new Asia Pacific management team we established last year.
Cost of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Cost of revenues:
Net license fees	$14.5	$10.3	$25.4	$18.2
Services	73.9	66.0	142.7	126.8

Total cost of revenues	$88.4	$76.3	$168.1	$145.0

     The total cost of revenues, as a percentage of total revenues, decreased 2% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and decreased 1% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Cost of net license fees
     Cost of net license fees increased by $4.2 million, or 41%, to $14.5 million in the three months ended June 30, 2007 from $10.3 million in the three months ended June 30, 2006. The majority of the cost of net license fees related to the amortization of developed technology of $11.1 million and $7.0 million for the three months ended June 30, 2007 and 2006, respectively. These costs have increased due to the developed technology that we have acquired recently. The remaining costs in the three months ended June 30, 2007 and 2006 related to costs associated with shipping our products worldwide and third party royalties. Gross margins on net license fees were 90% for the three months ended June 30, 2007 and 92% for the three months ended June 30, 2006.

     Cost of net license fees increased by $7.2 million, or 40%, to $25.4 million in the six months ended June 30, 2007 from $18.2 million in the six months ended June 30, 2006. The majority of the cost of net license fees related to the amortization of developed technology of $19.8 million and $13.0 million for the six months ended June 30, 2007 and 2006, respectively. These costs have increased due to the developed technology that we have acquired recently. The remaining costs in the three months ended June 30, 2007 and 2006 related to costs associated with shipping our products worldwide and third party royalties. Gross margins on net license fees were 91% for the six months ended June 30, 2007 and 93% for the six months ended June 30, 2006.
     Cost of services revenues
     Cost of services revenues increased $7.9 million, or 12%, to $73.9 million in the three months ended June 30, 2007 from $66.0 million in the three months ended June 30, 2006. This increase related primarily to approximately $5.4 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions and from merit increases. Professional and consulting fees also contributed to the increase by $1.3 million.
     Cost of services revenues increased $15.9 million, or 13%, to $142.7 million in the six months ended June 30, 2007 from $126.8 million in the six months ended June 30, 2006. This increase related primarily to approximately $9.3 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions and from merit increases. Professional and consulting fees also contributed to the increase by $3.0 million.
     Gross margins on services revenues were 65% and 61%, for the three months ended June 30, 2007 and 2006, respectively. Gross margins on services revenues were 65% and 61%, for the six months ended June 30, 2007 and 2006, respectively. The increase in gross margins primarily relates to our consulting revenues benefiting from higher value engagements and the investments in service infrastructure we have made over the past several quarters.
Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Sales and marketing	$143.5	$123.1	$280.8	$240.6
Research and development	54.3	52.6	106.6	96.4
General and administrative	38.6	29.0	72.3	59.3
Legal contingency reserve	—	—	25.7	—
Restructuring costs	5.5	—	5.5	—

Total operating expenses	$241.9	$204.7	$490.9	$396.3

     Total operating expenses increased by $37.2 million, or 18%, to $241.9 million in the three months ended June 30, 2007 compared to $204.7 million in the three months ended June 30, 2006. In the three months ended June 30, 2007, total operating expenses as a percentage of total revenues decreased by approximately 2 points from the three months ended June 30, 2006. The $37.2 million increase related primarily to $30.0 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and acquisitions, merit increases and sales commissions, $5.5 million primarily related to the Business Objects employee restructuring in connection with the acquisition of Cartesis in June 2007 and an increase of $2.9 million in travel expenses. These expenses were partially offset by a decrease in professional fees of $3.0 million primarily related to the reduction of various outsourcing contracts.
     Total operating expenses increased by $94.6 million, or 24%, to $490.9 million in the six months ended June 30, 2007 compared to $396.3 million in the six months ended June 30, 2006. In the six months ended June 30, 2007, total operating expenses as a percentage of total revenues increased by approximately 1 point from the six months ended June 30, 2006. The $94.6 million increase related primarily to $56.8 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions, merit increases and sales commissions, $25.7 in legal contingency reserves, $6.1 million in increased travel expenses and $5.5 million which primarily related to the Business Objects employee restructuring in connection with the acquisition of Cartesis in June 2007. These expenses were partially offset by a decrease in professional fees of $5.4 million primarily related to the reduction of various outsourcing contracts.

     Sales and Marketing Expenses
     Sales and marketing expenses increased by $20.4 million, or 17%, to $143.5 million in the three months ended June 30, 2007 from $123.1 million in the three months ended June 30, 2006. This increase related primarily to approximately $17.1 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions, merit increases and increased commissions. Travel expenses also contributed $1.5 million to this increase.
     Sales and marketing expenses increased by $40.2 million, or 17%, to $280.8 million in the six months ended June 30, 2007 from $240.6 million in the six months ended June 30, 2006. This increase related primarily to approximately $33.5 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions, merit increases and increased commissions. Travel expenses also contributed $4.1 million to this increase.
     Research and Development Expenses
     Research and development expenses increased by $1.7 million, or 3%, to $54.3 million in the three months ended June 30, 2007 from $52.6 million in the three months ended June 30, 2006. This increase related primarily to approximately $7.0 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions and merit increases. These increases were partially offset by a decrease in professional fees of approximately $2.7 million due to the termination of various outsourcing contracts. Additionally, the three months ended June 30, 2006 included a $3.3 million charge related to the in-process research and development that was acquired as part of our acquisition of Firstlogic in April 2006.
     Research and development expenses increased by $10.2 million, or 11%, to $106.6 million in the six months ended June 30, 2007 from $96.4 million in the six months ended June 30, 2006. This increase related primarily to approximately $15.3 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions and merit increases. These increases were partially offset by a decrease in professional fees of approximately $5.7 million due to the termination of various outsourcing contracts.
     General and Administrative Expenses
     General and administrative expenses increased by $9.6 million, or 33%, to $38.6 million in the three months ended June 30, 2007 from $29.0 million in the three months ended June 30, 2006. This increase primarily resulted from a $5.9 million increase in employee salary and related benefit costs which were attributable to merit increases and increased headcount, a $2.9 million increase due to higher travel expenses and approximately a $0.9 million increase in bad debt expense. These increases were partially offset by approximately a $1.9 million reduction in legal fees.
     General and administrative expenses increased by $13.0 million, or 22%, to $72.3 million in the six months ended June 30, 2007 from $59.3 million in the six months ended June 30, 2006. This increase primarily resulted from an increase of $8.0 million related to employee salary and related benefit costs which were attributable to merit increases and increased headcount. To a lesser extent, general and administrative expenses increased due to higher general office and travel expenses.
     Legal Contingency Reserve
     On April 2, 2007 a jury found that we were willfully infringing Informatica’s U.S. Patent Nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million. In April 2007, the District Court considered our defense of inequitable conduct by Informatica. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. On May 16, 2007 the District Court concluded that Informatica did not engage in inequitable conduct during prosecution and confirmed the enforceability of U.S. Patent Nos. 6,401,670 and 6,339,775. The District Court also confirmed the jury’s verdict, decided that damages are to be enhanced by an amount to be determined in post-trial motions, issued an order for a permanent injunction and denied Informatica’s request for attorneys’ fees. We filed a motion for a new trial on damages or, alternatively, that the damages award be reduced based on the decision of the United States Supreme Court in Microsoft v. AT&T Corp. These motions were heard on July 11, 2007 and the judge took these matters under advisement. Further briefs were requested by the judge and submitted by the parties on July 20, 2007. The judge has not rendered a decision on these motions as of the date of this report. We are defending this ongoing action vigorously. Since a jury verdict was rendered creating a potential future liability, we recorded an accrual of $25.7 million as of March 31, 2007 and that accrual has not changed materially as of June 30, 2007. We cannot be assured that this accrual will be adequate if judgment is rendered in Informatica’s favor. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

     Restructuring Costs
     The charges in the three months ended June 30, 2007 primarily relate to the Business Objects employee restructuring in connection with the acquisition of Cartesis in June 2007.
Interest and Other Income, Net
     Interest and other income, net was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net interest income	$5.1	$3.5	$9.4	$6.6
Net foreign exchange losses	(1.7)	(0.4)	(2.0)	(0.8)
Other income (losses)	0.5	(0.1)	0.6	0.1

Interest and other income, net	$3.9	$3.0	$8.0	$5.9

     Net interest income
     Net interest income for the three and six months ended June 30, 2007 increased $1.6 million and $2.8 million, from the three and six months ended June 30, 2006, respectively. These increases resulted from higher cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we also invest in short-term investments that typically yield greater rates of return. In the three months ending June 30, 2007, our interest income was partially offset by $2.3 million in interest expense related to our convertible Bonds. There was no interest expense related to convertible Bonds in the three months ended March 31, 2007.
     Net foreign exchange losses
     We have mitigated the majority of the impact of currency rate fluctuations on our statements of income by entering into forward contracts whereby the mark-to-market adjustments on the forward contracts generally offset the gains or losses on the revaluation of the intercompany loans and net U.S. dollar positions recorded on the books of our Irish subsidiary. Our hedging strategy also includes quarterly forecasted foreign-currency denominated intercompany transactions. While we believe we have covered the majority of our foreign exchange exposure by either being naturally hedged or with the use of forward or option contracts, the large variation in world currencies may result in unexpected gains or losses in future periods. We continue to assess our exposures on an ongoing basis.
     In the three and six months ended June 30, 2007, our foreign exchange loss increased due to the strength of the Canadian dollar, where we incur a significant amount of expenses with limited revenues.
Income Taxes
     We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates, which occur during the period. During the three months ended June 30, 2007, the effective tax rate was 41%, compared to 52% for the same period last year. The effective tax rate was 42% for the six months ended June 30, 2007, compared to 46% for the same period last year. The higher rates in the prior periods were primarily due to a one time discrete item for the expensing of in-process research and development costs related to the acquisition of Firstlogic, Inc.
Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Six Months Ended
	June 30,
	2007	2006
	(in millions)
Cash flow provided by operating activities	$173.4	$175.0
Cash flow used in investing activities	(317.9)	(80.0)
Cash flow provided by financing activities	546.7	27.8
Effect of foreign exchange rate changes on cash and cash equivalents	13.4	13.9

Net increase in cash and cash equivalents from December 31	$415.6	$136.7

     Cash and cash equivalents totaled $922.4 million at June 30, 2007, an increase of $415.6 million from December 31, 2006. In addition to the cash and cash equivalents balance at June 30, 2007, we held $101.9 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans. Additionally, in May 2007 we received a significant amount of proceeds from the issuance of Bonds.
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
     Cash flows from operating activities decreased in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, despite a higher net income. This resulted primarily from a decrease in net receipts from our accounts receivable and an increase in prepaid and other current assets. These increases were partially offset by an increase in other liabilities. Days sales outstanding increased to 88 days at June 30, 2007 from 81 days at December 31, 2006. Days-sales-outstanding increased primarily due to the acquisition of Cartesis, with a complete balance sheet but only one month of revenue in our condensed consolidated statements.
     During the six months ended June 30, 2006, we generated more cash than we used from operations. These cash resources resulted primarily from net income of $20.3 million, net receipts of $45.5 million from accounts receivables and an increase in deferred revenues of $45.9 million, partially offset by net cash payments of $21.6 million in accrued payroll and related expense accruals.
     Investing Activities
     Net cash used in investing activities of $317.9 million in the six months ended June 30, 2007 was related primarily to the acquisition of Cartesis in June 2007 which required cash of approximately $301.6 million, net of acquired cash, during the period. Additionally, $16.9 million was used to purchase computer hardware and software and related infrastructure costs to support our growth.
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
     Financing Activities
     Net cash provided by financing activities of $546.7 million in the six months ended June 30, 2007 was primarily attributable to proceeds of approximately $592.7, net of issuance costs, from the sale of convertible bonds in May 2007. Additionally, the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans provided cash inflows of approximately $33.9 million. These cash inflows were partially offset by an approximate cash usage of $79.9 million related to the purchase of treasury shares.
     Net cash provided by financing activities of $27.8 million in the six months ended June 30, 2006 was primarily attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans. In 2007, we anticipate recording our “excess tax benefits from stock-based compensation” for 2007 in the fourth quarter.

     We expect the monies received on the exercise of options and purchase of shares to vary as we cannot predict when our employees will exercise their stock options or to what extent they will participate in our employee stock purchase plans and/or the impact the change in our stock price will have on their decisions.
     Future Liquidity Requirements
     Changes in the demand for our products and services could impact our operating cash flow. We believe that our existing cash and cash equivalents will be sufficient to meet our consolidated cash requirements including but not limited to working capital, stock repurchase program, acquisitions, capital expenditures and lease commitments for at least the next 12 months. Although we expect to continue to generate cash from operations, we may seek additional financing from debt or equity issuances.
     In order to provide flexibility to obtain cash on a short-term basis, we entered into a unsecured credit facility in March 2006 (which was originally scheduled to terminate in February 2007 but was extended until December 31, 2007). The March 2006 credit facility provides for up to €100 million (approximately $135 million using the exchange rate as of June 30, 2007), which can be drawn in euros, U.S. dollars or Canadian dollars. The March 2006 credit facility consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The March 2006 credit facility restricts certain of our activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At June 30, 2007 and December 31, 2006, no balance was outstanding under this line of credit.
     On July 3, 2007, our wholly owned subsidiary, Business Objects Americas acquired privately-held Inxight, in accordance with a purchase agreement dated May 21, 2007. Business Objects Americas acquired all of the outstanding capital stock of Inxight. The acquisition was an all-cash transaction of approximately $76 million. Of the total purchase price, $6.5 million was placed in an escrow account to satisfy potential claims under warranties and indemnities in the agreement. Provided there are no such claims, the amount will be paid on October 3, 2008.
Contractual Obligations
     We lease our facilities and certain equipment under operating leases that expire at various dates through 2030. At December 31, 2006, we estimated the total future minimum lease payments under non-cancelable operating leases at $271.0 million in aggregate. During the six months ended June 30, 2007, there have been no material changes to our operating lease commitments since December 31, 2006.
Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of June 30, 2007 or December 31, 2006. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
     On August 30, 2006, we entered into an agreement with a bank to guarantee the obligations for certain of our subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, we amended the guarantee to include all of our subsidiaries. At June 30, 2007, there were seven forward contracts with this bank under this guarantee in the aggregate notional amount of $49.1 million. In addition, there were six option contracts with this bank under this guarantee in the aggregate notional amount of $17.6 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at June 30, 2007.
     We entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At June 30, 2007, there were two option contracts with the bank under this guarantee in the aggregate notional amount of $8.2 million. In addition, there were 12 forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $40.4 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at June 30, 2007.
     As approved by our Board of Directors resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements with a bank. At June 30, 2007 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. We measured and recorded the fair value of these obligations on our balance sheets at June 30, 2007 and December 31, 2006; however, these obligations did not represent material liabilities.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of June 30, 2007 or December 31, 2006 except for our French pension plan. This pension plan, which is not material to our operations, is not consolidated into our condensed consolidated balance sheets, except for the net liability due to the plan.
Critical Accounting Estimates
     Our audited consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K and our unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Reports on Form 10-Q are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates, judgments and assumptions are based upon information available to us at the time that they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. We believe the following reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. We have reviewed the following critical accounting estimates with our Audit Committee:
•	Business combinations;

•	Impairment of goodwill, intangible assets and long-lived assets;

•	Contingencies and litigation;

•	Accounting for income taxes; and

•	Stock-based compensation

     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 has resulted in a cumulative effect adjustment to decrease retained earnings by $8.1 million. At January 1, 2007, the total amount of unrecognized tax benefits was $87.5 million, of which $19.5 million related to tax benefits that, if recognized, would impact the annual effective tax rate.
     There have been no other significant changes in our critical accounting estimates during the six months ended June 30, 2007 compared to what was previously disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Pronouncements
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
Factors Affecting Future Operating Results
     A description of the risk factors associated with our business is included under Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the three months ended June 30, 2007 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2006. Further information on the impact of foreign currency exchange rate fluctuations is further described in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.
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
     There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
     On October 30, 2001, MicroStrategy filed an action for alleged patent infringement in the United States District Court for the Eastern District of Virginia against us and our subsidiary, Business Objects Americas. On August 6, 2004, the District Court entered a formal opinion granting our motion for summary judgment as to non-infringement of MicroStrategy’s Patent No. 6,260,050. On September 3, 2004, MicroStrategy filed a Notice of Appeal with the Court of Appeals for the Federal Circuit. On November 17, 2005, the Court of Appeals for the Federal Circuit affirmed the District Court’s ruling that we were not infringing MicroStrategy’s patent.

     In April 2002, MicroStrategy obtained leave to amend its patent claims against us to include claims for misappropriation of trade secrets, violation of the Computer Fraud and Abuse Act, tortious interference with contractual relations and conspiracy in violation of the Virginia Code, seeking injunctive relief and damages. Each of Microstrategy’s claims were resolved in our favor, except for a finding that a former employee of the Company had misappropriated two documents. The Court issued a limited injunction requiring that we not to possess, use or disclose the two documents as to which it found misappropriation. On November 17, 2005, the Court of Appeals affirmed the District Court’s decisions rejecting MicroStrategy’s claims except for a claim alleging interference with a non-solicitation clause in MicroStrategy’s employment agreement, which was remanded to the District Court for further proceedings. A stipulation dismissing Microstrategy’s remaining claim was filed by the parties on December 4, 2006. The only remaining issue is the limited injunction issued by the Court in August 2004.
     On December 10, 2003, MicroStrategy filed an action for patent infringement against Crystal Decisions, Inc. (“Crystal Decisions”) in the United States District Court for the District of Delaware. Judgment was entered in our favor on February 23, 2006. MicroStrategy filed a notice of appeal on March 24, 2006. On June 25, 2007, the Court of Appeals for the Federal Circuit affirmed the District Court’s decision that we are not infringing MicroStrategy’s U.S. Patent No. 6,279,033 and that MicroStrategy’s U.S. Patent Nos. 6,567,796 and 6,658,432 are invalid. We have asked the District Court to decide on our February 2006 motion for attorneys’ fees. No decision has been rendered on this motion as of the date of this report.
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
     At a Case Management Conference in December 2006, the English High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by December 18, 2006 Vedatech and Mr. Subramanian paid costs in the sum of £15,600 (approx. US$30,600) due under a costs order made on November 30, 2005, then Vedatech and Mr. Subramanian would be barred from defending the 2003 Proceedings. Vedatech and Mr. Subramanian failed to meet that deadline and are now precluded from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their claim. In the Claimants’ application for judgment, they requested that the amounts due to them from the Defendants in damages, and in respect of the costs orders in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.
     A hearing took place in the English High Court in March 2007 to determine the form of judgment. On May 9, 2007 the Court handed down the judgment and the final order. The Court upheld the validity and enforceability of the settlement agreement, and granted a permanent anti-suit injunction and ordered that the Defendants withdraw or procure the withdrawal of the California Proceedings. The Court also provided mechanics for the payment to be made under the settlement agreement and to discharge the costs orders and damages award, both of which were made in the Claimants’ favor. Finally, the Court ordered that all outstanding costs ordered to be paid by Vedatech be paid out of the monies in court. The monies held in Court amount to approximately $1,073,000. We expect to receive payment of the full amount held in Court in the near future.
     Vedatech and Mr. Subramanian had previously made applications to the Court of Appeal for permission to appeal the May 2007 judgment and the December 2006 order. No decision has been rendered on these applications as of the date of this report.
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
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint sought relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. Dispositive motions were heard on September 29, 2006 and taken under submission. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting our motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of U.S. Patent No. 6,044,374 and denying the Company’s motion for summary judgment on the issue of direct and induced infringement of U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to U.S. Patent No. 6,208,990. The trial started on March 12, 2007 and a jury found on April 2, 2007 that we were willfully infringing Informatica’s U.S. Patent Nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million. In April 2007, the District Court considered our defense of inequitable conduct by Informatica. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. On May 16, 2007 the District Court concluded that Informatica did not engage in inequitable conduct during prosecution and confirmed the enforceability of U.S. Patent Nos. 6,401,670 and 6,339,775. The District Court also confirmed the jury’s verdict, decided that damages are to be enhanced by amount to be determined in post-trial motions, issued an Order for a Permanent Injunction and denied Informatica’s request for attorneys’ fees. We filed a motion for a new trial on damages or, alternatively, that the damages award be reduced based on the decision of the United States Supreme Court in Microsoft v. AT&T Corp. These motions were heard on July 11, 2007 and the judge took these matters under advisement. Further briefs were requested by the judge and submitted by the parties on July 20, 2007. The judge has not rendered a decision on these motions as of the date of this report. We are defending this ongoing action vigorously. Since a jury verdict was rendered creating a potential future liability, we recorded an accrual as of March 31, 2007 and that accrual has not changed materially as of June 30, 2007. We cannot be assured that this accrual will be adequate if judgment is rendered in Informatica’s favor. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.
     Although we believe that Informatica’s basis for its suit is meritless, the outcome cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation is ongoing, the Company cannot be assured that it will ultimately prevail. As of May 11, 2007, we had removed the infringing feature from its Data Integrator product.
     On September 29, 2004, Decision Warehouse Consultoria E Importacao Ltda. (“Decision Warehouse”) filed an action in the Superior Court for the State of California, County of Santa Clara, against Business Objects Americas and Business Objects Do Brasil, Ltda. for unspecified damages alleging breach of contract, intentional interference with prospective economic advantage and contract relationships, misappropriation of trade secrets, promissory fraud and unlawful business practices. On August 18, 2006, Decision

Warehouse amended its complaint to add a claim for unspecified damages alleging defamation. On October 27, 2006, the court granted summary judgment in our favor on the claim for defamation on the grounds that it is barred by the applicable statute of limitations. The parties are currently engaged in discovery on the remaining claims. The trial on the remaining claims and the cross-complaint claims commenced on June 11, 2007 and continues through the date of this report. We are defending this action vigorously. Should an unfavorable outcome arise, there can be no assurance such outcome would not have a material adverse affect on our financial position, results of operations or cash flows.
     On December 22, 2004, Business Objects Americas and Business Objects Do Brasil, Ltda. filed a lawsuit in the Superior Court for the State of California, County of Santa Clara, against Decision Warehouse. The lawsuit alleges violations of Brazilian copyright law, breach of contract, unfair business practices, account stated, open book account and for an accounting. The Company’s complaint requested damages according to proof, “moral” damages under Brazilian law and an award of sums found due after accounting. On July 19, 2006, the Company filed on amended claim for unspecified damages against Decision Warehouse and one of its Principal Shareholders, Cesar Miranda, alleging conspiracy to defraud and defamation. The trial on the remaining claims and the cross-complaint claims commenced on June 11, 2007 and continues through the date of this report.
     We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We are taking steps to enhance its internal practices and training programs related to the handling of potential trade secrets and other competitive information. We are using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that we have not adequately fulfilled its commitments we could be subject to adverse regulatory action.
     We are also involved in various other legal proceedings in the ordinary course of business, none of which is believed to be material to our financial condition and results of operations. Where we believe a loss is probable and can be reasonably estimated, the estimated loss is accrued in the consolidated financial statements. Where the outcome of these other various legal proceedings is not determinable, no provision is made in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known. While the outcome of these other various legal proceedings cannot be predicted with certainty, we do not believe that the outcome of any of these claims will have a material adverse impact on our financial position, results of operations or cash flows.

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
     Historically, our operating results have varied substantially from quarter to quarter, and we anticipate that this will continue. These fluctuations occur principally because our revenues vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed in the short-term and are based on anticipated levels of revenues. As a result, small variations in the timing of the recognition of revenues could cause significant variations in our quarterly operating results. While the variability of our revenues is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:
•	we typically record a substantial amount of our revenues in the last weeks of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe and certain other countries generally slows during the summer months;

•	customers may delay purchase decisions in anticipation of (i) changes to our product line, (ii) new products or platforms, (iii) product enhancements or (iv) in response to announced pricing changes by us or our competitors;

•	the mix of products and services and the amount of consulting services that our customers order, and the associated revenues, varies from quarter to quarter, and we expect this mix of revenues to continue for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order, such as the delays we experienced in the three months ended June 30, 2006, may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we experience longer payment cycles for sales in certain foreign countries.
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
     Additionally, we may face competition from many companies with whom we have strategic relationships, including IBM, Microsoft, Oracle and SAP AG, all of which offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL Server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions. In addition, Oracle recently acquired Hyperion, and SAP recently acquired Outlook Soft. These acquisitions will provide these companies with more offerings that compete with our business intelligence and performance management offerings. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products are specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.
     We may face competition and price pressure from competitors providing open source offerings for business intelligence products. Companies such as Pentaho or Actuate (under the BIRT initiative for Eclipse) could create premature commoditization of certain portions of our business.
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
     As part of our business strategy, we have acquired companies, technologies, product lines and personnel to complement our internally developed products. For example, in June 2007, we acquired Cartesis S.A.and in July 2007 we acquired Inxight. We expect that we will have a similar business strategy going forward. Acquisitions involve numerous risks, including the following:
•	The acquisitions may not enhance our business strategy;

•	We may apply overly optimistic valuation assumptions and models for the acquired businesses, and we may not realize anticipated cost synergies and revenues as quickly as we expected or at all;

•	We may not integrate acquired businesses, technologies, products, personnel and operations effectively;

•	Management’s attention may be diverted from our day to day operations, resulting in disruption of our ongoing business;

•	We may not adopt an appropriate business model for integrated businesses, particularly with respect to our go to market strategy;

•	Customer demand for the acquired company’s products may not meet our expectations;

•	We may incur higher than anticipated costs for the support and development of acquired products;

•	The acquired products may not be compatible with our existing products, making integration of acquired products difficult and costly and potentially delaying the release of other, internally developed products;

•	We may have insufficient revenues to offset the increased expenses associated with acquisitions;

•	We may not retain key employees, customers, distributors and vendors of the companies we acquire;

•	Ineffective internal controls of the acquired company may require remediation as part of the integration process;

•	We may be required to assume pre-existing contractual relationships, which would be costly for us to terminate and disruptive for our customers;

•	The acquisitions may result in infringement, trade secret, product liability or other litigation: and

•	If we are unable to acquire companies that facilitate our strategic objectives, we may not have sufficient time to develop our own products and may not remain competitive.
     As a result, it is possible that the contemplated benefits of these or any future acquisitions may not materialize within the time periods or to the extent anticipated.
We are subject to frequent tax audits, where the ultimate resolution may result in additional taxes.
     As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in additional taxes. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment. Despite our belief that our tax return positions are appropriate and supportable under local tax law, certain positions may be challenged and we may not succeed in realizing the anticipated tax benefit. For example, we are currently under examination by the French tax authorities for 2001 through 2004 fiscal year tax returns. We received notices of proposed adjustment for the 2001 and 2002 returns of Business Objects S.A. In addition, on December 22, 2006, we received a tax reassessment notice from the French government for a proposed increase in tax of approximately €85 million, including interest and penalties, for the 2003 and 2004 tax years. The principal issue underlying the notice is the proper valuation methodology for certain intellectual property that we transferred from France to our wholly owned Irish subsidiary in 2003 and 2004. We believe we used the correct methodology in calculating the taxes we paid to the French government and will defend vigorously against the payment of additional taxes. We have submitted protest letters in response to the proposed adjustments. On June 20, 2007, we received a response from the French tax authorities to our protest letters. We are assessing the response letter and intend to continue to defend our position vigorously. There can be no assurance, however, as to the ultimate outcome, and the final determination that additional tax is due could materially impact our financial statements and results of operations.
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
     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisitions of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, during April 2005, we received a notice of proposed adjustment from the Internal Revenue Service (“IRS”), for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a protest letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation, and were included in the income taxes payable balance on the consolidated balance sheets at June 30, 2007 and December 31, 2006. We intend to defend our position vigorously. If we prevail, we will reverse the tax reserves and record a credit to goodwill. If we are not successful in defending our position, we expect the adjustment would have a negative impact on our cash and cash equivalents balance as a result of the payment of income taxes, but, except for any interest that is assessed for the post acquisition period, the adjustment would have no impact on our net income.
We are subject to claims and lawsuits that may result in adverse outcomes, which could harm our results of operations or financial condition and cause our stock price to decline.
     We are subject to a wide range of claims and lawsuits in the course of our business. These claims and lawsuits can be costly, time-consuming and disruptive to our management. In addition, an adverse outcome in one or more of any pending or future claims or lawsuits could result in significant monetary damages and injunctive relief against us. For example, we were recently subject to an adverse judgment in the Informatica patent litigation matter. See Part II, Item 1. Legal Proceedings on page 37 of this Quarterly Report on Form 10-Q for the period ended June 30, 2007 for a detailed description of this matter. An unfavorable outcome could have a significant, material adverse impact on our ability to conduct our business, and, in turn, on our results of operations and financial condition. Legal proceedings are subject to inherent uncertainties, making it difficult for management to predict the likely outcome.

     As a result, any reserves we may establish may not be sufficient. Additional information concerning certain of the lawsuits pending against us is contained in the Legal Proceedings section of this Quarterly Report on Form 10-Q for the period ended June 30, 2007 beginning on page 35.
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
     In addition, we generally have long sales cycles for our large scale deployments. During a long sales cycle, events may occur that could affect the size, timing or completion of the order, as occurred in the three months ended June 30, 2006. For example, the potential customer’s budget and purchasing priorities may change, the economy may experience a downturn or new competing technology may enter the marketplace, any of which could reduce our revenues. Additionally, even if we receive an order in a particular quarter, we may not be able to complete all of the processes necessary to recognize the related revenue, resulting in a decline in our revenues.
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
Our revenues may be unpredictable if customers delay purchases of our products in anticipation of new product releases or in connection with migrating to a new product platform.
     In the past, customers have delayed purchase decisions in anticipation of the expected release of our new products. In addition, customers have delayed purchasing our products to provide them an opportunity to conduct a thorough evaluation of the new product until industry analysts have commented on the products or until our customers have had an opportunity to evaluate competitors’ offerings. Finally, customers have generally delayed purchasing new incremental licenses or functionalities of our products if they are in the process of migrating to a new product platform, such as with our Business Objects XI product. Customer delays in purchasing our products have contributed to fluctuations in our quarterly revenues, and we expect this trend to continue in the future.
Our business and operations have grown rapidly and we expect this growth to continue in the future. If we do not manage this growth effectively, our business and results of operations could be harmed.

     Our business and operations have grown rapidly over the past few years and we expect this growth to continue in the foreseeable future. This expansion has placed substantial demands on our operational and financial infrastructure and on our employees and our management. We expect that this expansion will continue in the future. To facilitate managed growth, we will need to upgrade our operational and financial infrastructure. These infrastructure upgrades will require significant capital expenditures and management attention and focus. If our operational and financial infrastructure upgrades are not sufficient to support our growth, the quality of our products and services could suffer. In addition, we may not be able to manage our costs effectively. As a result, our business and results of operations could be harmed.
Our on demand offerings carry a number of risks, some of which may be harmful to our business.
     In 2006, we announced the introduction of crystalreports.com, a SaaS offering. This on demand sharing platform enables customers to share important business information securely. In 2006, we also announced the introduction of the nSite on demand application platform, which is integrated with Salesforce.com’s CRM solutions. In 2007, we launched our Information OnDemand offering, a solution that makes external market information available to customers in a business intelligence ready format, directly from within their business intelligence solution. These on demand offerings carry a number of risks, including:
•	We have limited experience in the on demand market;

•	We may not be able to deliver these solutions or any enhancements to these solutions in the manner we have conveyed to customers;

•	Customers may question the viability or security of our on demand offerings;

•	We may not be able to provide sufficient, continuous customer support for our on demand offerings;

•	We may incur higher than anticipated costs as we expand further into the on demand market;

•	We could experience service interruptions with respect to our on demand offerings, which could potentially impact our revenues and damage our customers’ businesses and result in warranty claims or litigation;

•	We may not be able to comply in a timely or cost effective manner with data privacy, data security, export control and other regulatory requirements that apply to these offerings, resulting in potential regulatory exposure as well as misappropriation of customer confidential information and other claims;

•	We may not realize anticipated market demand and acceptance of our on demand offerings; and

•	Sales of our on demand solutions bundled with license sales may delay the timing of revenue recognition for license arrangements that would otherwise have been recorded at the time of delivery.
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
     We have expanded our formal sales efforts from traditional enterprise customers to medium sized businesses. As we expand further into the mid-market, it will be necessary for us to differentiate our mid-market sales and services model sufficiently from our enterprise customer model, and to structure this model to fit the needs of our mid-market customers and channel partners. Any failure by us to structure our go to market strategy properly for mid-market customers could result in channel conflicts, as well as delayed and missed orders. If we are unable to prevent or effectively manage conflicts between our mid-market channel partners and our direct sales, or prevent delayed or missed orders, this could have a material adverse effect on our business and results of operations. In addition, our expansion from the traditional enterprise customer base to medium sized businesses exposes us to different competitors, and could potentially increase competition with respect to pricing, product quality and services. This additional competition could result in price reductions, cost increases or loss of market share.
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
Changes in our stock-based compensation policy have adversely affected our ability to attract and retain employees, and shareholder rejection of new equity plans could adversely affect our ability to attract and retain employees.
     Historically we have used stock options and other forms of stock-based compensation as a means to hire, motivate and retain our employees, and to align employees’ interests with those of our shareholders. As a result of our adoption of FAS 123R, we incur increased compensation costs associated with our stock-based compensation awards. This could make it more difficult for us to obtain shareholder approval of future stock-based compensation awards. In addition, as a dual listed company, our equity plans are evaluated under international Institutional Shareholder Services, or ISS, guidelines rather than under the U.S. guidelines under which our plans are designed to be competitive. As a result, we may encounter difficulty obtaining shareholder approval of certain option plan proposals. For example, at our June 5, 2007 annual shareholder meeting, our shareholders rejected our proposal to adopt a new stock option plan. As a result, our pool of available options is significantly lower than we anticipated. In the absence of shareholder approval of future stock-based compensation awards, we may be unable to administer any option or restricted stock unit grant programs, which could adversely impact our hiring and retention of employees. Due to the increased costs of, and potential difficulty of obtaining shareholder approval for, future stock-based compensation awards we have reduced the total number of options available for grant to employees and limited the employees eligible to receive share-based awards. We believe these changes have negatively affected and will continue to restrict our ability to hire and retain employees, particularly key employees.
     In accordance with resolutions approved at the 2006 shareholders meeting, we cannot issue during any given calendar year options representing more than 3% of our share capital as of December 31 of the prior year. As a result of this 3% limit, we may not be able to grant options necessary to hire and retain employees. This limit is applicable until June 2008.
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

     We currently have strategic relationships with Microsoft, IBM and Oracle that enable us to jointly sell and, in some cases, bundle our products with those of Microsoft, IBM and Oracle. In addition we are currently developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, IBM and Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, these companies have designed their own business intelligence software and Microsoft is actively marketing its reporting product for its Server business intelligence platform. If any of Microsoft, IBM and Oracle reduces its efforts on our behalf or discontinues or alters its relationship with us, as SAP AG did by terminating our OEM/reseller agreement, and instead increases its selling efforts of its own business intelligence software or develops a relationship with one of our competitors, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.
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
Since we are required to report our consolidated financial results under both the U.S. GAAP and International Financial Reporting Standards, or IFRS, rules, we may incur increased operating expenses, we may not fulfill the reporting requirements of one or both of these reporting standards, we may be subject to inconsistent determinations with respect to our accounting policies under these standards and investors may perceive our operating results to be drastically different under these regimes.
     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. We prepare our consolidated euro denominated financial statements in conformity with IFRS, and our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create IFRS and the Financial Accounting Standards Board, or FASB, have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS currently applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries, the accounting for business combinations, and the accounting for the convertible bonds we issued in May 2007. In accordance with French regulations, we filed with the AMF in France our Document de Référence 2006 on April 6, 2007 under the registration number D.07-0285, which included our consolidated financial statements for the year ended December 31, 2006 prepared under IFRS. Our Document de Référence 2006 includes the consolidated information prepared under IFRS that we published on April 18, 2007 in the BALO in France. In addition, we published our condensed consolidated financial statements for the first half of 2006 under IFRS in the BALO in France on October 20, 2006.
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
     Generally accepted accounting principles and the related accounting pronouncements, implementation guidelines and interpretations for some of our significant accounting policies are highly complex and require subjective judgments and assumptions. Some of our more significant accounting policies that could be affected by changes in the accounting rules and the related implementation guidelines and interpretations include:
•	Recognition of revenues;

•	Business combinations;

•	Impairment of goodwill, intangible assets and long-lived assets;

•	Contingencies and litigation;

•	Accounting for income taxes;

•	Stock-based compensation; and

•	Accounting for convertible debt instruments.
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
     We continually work to upgrade and enhance our computer systems. If any future systems upgrade does not function as anticipated, we may not be able to complete our quarter close procedures in a timely manner. Delay of such projects or the launch of a faulty application could cause business disruptions or harm our customer service levels.
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
We increased our indebtedness substantially by the issuance of the Bonds.
     As a result of the sale of the Bonds, we incurred €450 million of additional indebtedness in May 2007. The level of our indebtedness, among other things, could:
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
     In general, our Board of Directors may call a meeting of our shareholders. A shareholders meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our issued shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of Business Objects and was equal to 2,209,479 ordinary shares based on our share capital as of July 31, 2007. Similarly, a duly qualified association of shareholders, registered with the AMF and us, who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,896,510 ordinary shares based on our voting rights as of July 31, 2007, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of Business Objects will be limited.
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
It may be difficult for holders of our ADS, rather than our ordinary shares to exercise some of their rights as shareholders.
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

     The closing sale price of our ADSs on the Nasdaq Global Select Market for the period of January 1, 2007 to July 31, 2007 ranged from a low of $33.74 to a high of $45.66.
An active trading market for the Bonds may not develop, and holders may not be able to sell their Bonds at attractive prices or at all.
     The Bonds were a new issue of securities for which there was previously no public market, and no active trading market might ever develop on Euronext. The Bonds may trade at a discount from their initial offering price, depending on prevailing interest rates, the market for similar securities, the price and volatility in the price, of our shares, our performance and other factors. Although we have applied to list the Bonds on the Eurolist by Euronext market, we do not know whether an active trading market will develop.
     We do not intend to list the Bonds in any U.S. market, and U.S. persons were precluded from participating in the initial offering of the Bonds or purchasing them for a period of 40 days after their initial issuance. The absence of U.S. investors in the market for the Bonds may hinder the development of an active and liquid trading market for the Bonds. To the extent that an active trading market does not develop, the liquidity and trading prices for the Bonds may be harmed.
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
     The Bonds and any shares issuable upon the exercise of the conversion right have not been registered under the Securities Act, or any state securities laws. Although we have agreed to file a registration statement in order to permit the conversion of the Bonds into shares, if any, and to use reasonable efforts to have such registration statement declared effective on or prior to the first anniversary of the date of issuance of the Bonds, the registration statement may not be effective at all times, if at all. If an effective registration statement were not available during the second year following issuance, bondholders would not be able to exercise their option for reimbursement in cash and in new or existing shares until the second anniversary of the date of issuance of the Bonds.
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
     During the quarter ended June 30, 2007, we did not sell any of our ordinary shares held in treasury.
     The following table provides information with respect to purchases we made of our ordinary shares during the three months ended June 30, 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of Shares	of Shares that May
		Average	Purchased as Part of	Yet Be Purchased
	Total Number of	Price Paid	Publicly Announced	Under the Program
	Shares Purchased	per Share	Program (1)	(1)
Balance at March 31, 2007	0	$0.00	0	7,145,091
April 1 to April 30, 2007	0	$0.00	0	7,171,355
May 1 to May 31, 2007	2,000,000	$39.55	2,000,000	7,346,131
June 1 to June 30, 2007	0	$0.00	0	7,207,794

Total	2,000,000	$39.55	2,000,000	7,207,794

(1)	On June 5, 2007, our shareholders approved a proposal authorizing our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of our share capital, at a price not to exceed €43.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 5, 2007, also requires that the total number of treasury shares may not exceed 10% of our share capital.
On April 24, 2007, under the program approved at our 2006 annual meeting of shareholders, our board of directors authorized the share repurchase program to repurchase up to a maximum of 2.0 million of our shares. Within those authorizations and limitations, 2.0 million of our shares were repurchased from May 14 to May 25, 2007, at an average price paid per share of €29.29 per ordinary share or U.S. dollar equivalent of $39.55 per ordinary share. On June 5, 2007, under approved program, our board of directors canceled the 2.0 million shares.
Item 4. Submission of Matters to a Vote of Security Holders
     At our ordinary and extraordinary general meeting of shareholders held on June 5, 2007 at 2:00 p.m., Paris time, our shareholders took the following actions at the meeting:

Resolution	For	Against	Abstention	Result
Within the authority of the Ordinary Shareholders’ Meeting
1. Approval of the Company’s statutory financial statements for the year ended December 31, 2006.	61,317,419	1,876,133	2,886	Approved
2. Approval of the Company’s consolidated financial statements for the year ended December 31, 2006.	61,319,388	1,873,899	3,151	Approved
3. Allocation of the Company’s earnings for the year ended December 31, 2006.	62,761,197	431,945	3,296	Approved
4. Renewal of the term of office of Mr. Arnold Silverman, as a Director of the Company.	58,965,794	4,227,477	3,167	Approved
5. Renewal of the term of office of Mr. Bernard Charlès, as a Director of the Company.	59,149,713	4,043,409	3,316	Approved
6. Renewal of the term of office of Dr. Kurt Lauk, as a Director of the Company.	59,158,808	4,033,139	4,491	Approved
7. Renewal of the term of office of Mr. Carl Pascarella, as a Director of the Company.	59,240,362	3,952,100	3,976	Approved
8. Approval of an additional aggregate amount of authorized director fees.	62,550,943	642,389	3,106	Approved
9. Ratification of regulated agreements.	44,187,522	19,005,139	3,777	Approved
10. Appointment of Constantin Associés, as the Company’s new second alternate statutory auditors, as a replacement for Rouer, Bernard, Bretout, the Company’s new second regular statutory auditors.	63,174,779	17,671	3,988	Approved
11. Authorization granted to the Board of Directors to repurchase shares of the Company.	46,452,688	16,740,894	2,856	Approved
Within the authority of the Extraordinary Shareholders’ Meeting
12. Authorization granted to the Board of Directors to reduce the Company’s share capital by cancellation of treasury shares.	62,557,089	636,468	2,881	Approved
13. Authorization granted to the Board of Directors to increase the Company’s share capital through the issuance of Ordinary Shares, with subscription reserved to the participants in the Company’s Employee Savings Plan.	62,529,634	663,878	2,926	Approved
14. Delegation of powers granted to the Board of Directors to increase the Company’s share capital through the issuance of Ordinary Shares, with subscription reserved to the 2004 Business Objects S.A. Employee Benefits Trust under the 2004 International Employee Stock Purchase Plan;	62,503,429	689,923	3,086	Approved

Resolution	For	Against	Abstention	Result
15. Authorization granted to the Board of Directors to grant options to subscribe or to purchase Ordinary Shares of the Company and approval of the 2007 Stock Option Plan.	41,893,344	21,300,030	3,064	Rejected
16. Delegation of powers granted to the Board of Directors to increase the Company’s share capital through the issuance of Ordinary Shares, with subscription reserved to the Business Objects Employee Benefit Sub- Plan Trust under the 2001 Stock Incentive Sub-Plan.	43,302,111	19,890,195	4,132	Approved
17. Authorization granted to the Board of Directors to allocate, free of charge, existing Ordinary Shares, or to issue, free of charge, new Ordinary Shares, to the employees and certain officers of the Company and its subsidiaries.	42,147,994	21,045,158	3,286	Approved
18. Delegation of authority granted to the Board of Directors to issue warrants free of charge in the event of a public tender offer/exchange offer for the Company within the framework of a legal reciprocity clause.	23,556,805	39,636,432	3,201	Rejected
19. Approval of the amendments of the Company’s articles of association to conform them to the new provisions of the French Commercial Code, as amended by French Decree° 2006-1566 dated December 11, 2006, which modifies French Decree n° 67-236 as of March 23, 1967 relating to Commercial Companies.	63,133,473	59,910	3,055	Approved
20. Authorization granted to the Board of Directors to issue warrants to subscribe up to a maximum of 45,000 Ordinary Shares reserved for Mr. Arnold Silverman.	45,814,908	17,378,127	3,400	Approved
21. Authorization granted to the Board of Directors to issue warrants to subscribe up to a maximum of 45,000 Ordinary Shares reserved for Mr. Bernard Charlès.	45,639,448	17,498,786	3,201	Approved
22. Authorization granted to the Board of Directors to issue warrants to subscribe up to a maximum of 45,000 Ordinary Shares reserved for Dr. Kurt Lauk.	45,830,679	17,362,203	3,155	Approved
23. Authorization granted to the Board of Directors to issue warrants to subscribe up to a maximum of 30,000 Ordinary Shares reserved for Mr. Carl Pascarella.	45,833,927	17,359,310	3,200	Approved
24. Authorization granted to the Board of Directors to issue warrants to subscribe up to a maximum of 45,000 Ordinary Shares reserved for Mr. David Peterschmidt.	45,830,178	17,362,905	3,355	Approved

Item 5. Other Information
     On July 23, 2007 David Kennedy, Senior Vice President and General Counsel, entered into a Change of Control Severance Agreement with Business Objects Americas. This agreement is filed as Exhibit 10.84 to this Quarterly Report on Form 10-Q. The preceding summary is not intended to be complete, and is qualified in its entirety by reference to the full text of the Change of Control Severance Agreement attached hereto as Exhibit 10.84 and incorporated herein by reference.
     On August 8, 2007, the Board of Directors approved an amendment and restatement of Article 6 of our Amended and Restated Bylaws (the “Amended Bylaws”). The Amended Bylaws became effective August 8, 2007. The Amended Bylaws increase the stated share capital of the Company to €9,691,961.70 from a stated share capital of €9,603,885.60. This increase is a result of the issuance of shares resulting from the exercise of employee options and director warrants during the first half of 2007. Pursuant to French law, changes in a company’s stated share capital must be reflected in such company’s bylaws.
     The preceding summary is not intended to be complete, and is qualified in its entirety by reference to the full text of the Amended Bylaws attached hereto as Exhibit 3.1 and incorporated herein by reference.
Item 6. Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Business Objects, as amended August 8, 2007 (English translation).

Exhibit 10.35.5	Amendment Letter, signed May 31, 2007, between Société Générale and Business Objects S.A.

Exhibit 10.35.6	Amendment Letter, signed July 31, 2007, between Société Générale and Business Objects S.A.

Exhibit 10.83	Board Charter, as amended June 5, 2007, is incorporated herein by reference to Exhibit 10.83 filed with our Current Report on Form 8-K filed with the SEC on June 8, 2007 (File No. 000-24720).

Exhibit 10.84	Change of Control Severance Agreement dated July 23, 2007 between David Kennedy and Business Objects Americas.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Business Objects S.A. (Registrant)

Date: August 9, 2007	By:	/s/ John G. Schwarz
John G. Schwarz
Chief Executive Officer

Date: August 9, 2007	By:	/s/ James R. Tolonen
James R. Tolonen
Chief Financial Officer and Senior Group
Vice President

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Bylaws of Business Objects, as amended August 8, 2007 (English translation).

Exhibit 10.35.5	Amendment Letter, signed May 31, 2007, between Société Générale and Business Objects S.A.

Exhibit 10.35.6	Amendment Letter, signed July 31, 2007, between Société Générale and Business Objects S.A.

Exhibit 10.83	Board Charter, as amended June 5, 2007, is incorporated herein by reference to Exhibit 10.83 filed with our Current Report on Form 8-K filed with the SEC on June 8, 2007 (File No. 000-24720).

Exhibit 10.84	Change of Control Severance Agreement dated July 23, 2007 between David Kennedy and Business Objects Americas.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).