Form 10-Q
period 2007-09-30
BUSINESS OBJECTS S.A.
filed 2007-11-08
CIK 928753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the number of issued ordinary shares was 97,867,164, €0.10 nominal value, (including 270,776 treasury shares of which 146,078 American depositary shares (“ADSs”) are owned by the Business Objects Employee Benefit Sub Plan Trust, 1,290,242 ADSs are held by Business Objects Option LLC and 599,972 ADSs are held by the Business Objects Employee Benefit Sub Plan Trust). Of this number of issued shares, 26,075,669 shares are in the form of ADSs. As of October 31, 2007, the registrant had issued and outstanding 95,706,174 ordinary shares of €0.10 nominal value.

Business Objects S.A.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except nominal value per ordinary share)

	September 30,	December 31,
	2007	2006(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$923,923	$506,792
Short-term investments	6,919	5,736
Restricted cash	37,190	42,997
Accounts receivable, net	337,397	334,387
Deferred tax assets	17,599	15,189
Prepaid and other current assets	85,588	59,462

Total current assets	1,408,616	964,563
Goodwill	1,571,830	1,266,057
Other intangible assets, net	253,844	128,635
Property and equipment, net	107,462	91,091
Deposits and other assets	23,806	20,897
Long-term restricted cash	44,380	11,131
Long-term deferred tax assets	15,228	12,616

Total assets	$3,425,166	$2,494,990

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,394	$36,070
Accrued payroll and related expenses	105,166	105,967
Income taxes payable	67,444	96,088
Deferred revenues	325,471	283,631
Other current liabilities	147,399	106,776
Escrows payable	34,632	34,539

Total current liabilities	723,506	663,071
Long-term escrows payable	40,903	7,654
Convertible long-term debt	639,945	—
Other long-term liabilities	8,381	7,077
Long-term income taxes payable	61,081	—
Long-term deferred tax liabilities	51,187	4,597
Long-term deferred revenues	13,634	9,772

Total liabilities	1,538,637	692,171
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, €0.10 nominal value ($0.14 at September 30, 2007 and $0.13 at December 31, 2006): authorized 267,647 and 263,533; issued 97,505 and 97,424; issued and outstanding 95,258 and 94,932, respectively at September 30, 2007 and December 31, 2006	10,758	10,707
Additional paid-in capital	1,331,752	1,320,993
Treasury, Business Objects Option LLC, and Employee Benefit Sub-Plan Trust shares 2,247 shares at September 30, 2007 and 2,492 shares at December 31, 2006	(7,645)	(5,247)
Retained earnings	449,224	417,709
Accumulated other comprehensive income	102,440	58,657

Total shareholders’ equity	1,886,529	1,802,819

Total liabilities and shareholders’ equity	$3,425,166	$2,494,990

(1)	The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per ordinary share and ADS data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Net license fees	$139,009	$131,602	$425,453	$380,606
Services	229,974	178,833	641,102	502,584

Total revenues	368,983	310,435	1,066,555	883,190
Cost of revenues:
Net license fees	20,463	10,870	45,818	29,122
Services	86,429	67,607	229,156	194,397

Total cost of revenues	106,892	78,477	274,974	223,519

Gross profit	262,091	231,958	791,581	659,671
Operating expenses:
Sales and marketing	145,651	121,451	426,472	362,074
Research and development	62,356	50,633	168,962	147,014
General and administrative	37,907	30,379	110,187	89,707
Legal contingency reserve (reduction) and settlement	(3,050)	—	22,650	—
Restructuring costs (reductions)	(1,320)	—	4,151	—

Total operating expenses	241,544	202,463	732,422	598,795
Income from operations	20,547	29,495	59,159	60,876
Interest and other income, net	2,084	4,726	10,110	10,589

Income before provision for income taxes	22,631	34,221	69,269	71,465
Provision for income taxes	(10,204)	(14,652)	(29,654)	(31,610)

Net income	$12,427	$19,569	$39,615	$39,855

Basic net income per ordinary share and ADS	$0.13	$0.21	$0.42	$0.43

Diluted net income per ordinary share and ADS	$0.13	$0.21	$0.41	$0.42

Ordinary shares and ADSs used in computing basic net income per ordinary share and ADS	94,864	93,685	95,061	93,204

Ordinary shares and ADSs and equivalents used in computing diluted net income per ordinary share and ADS	96,757	94,976	96,903	94,922

See accompanying notes to Condensed Consolidated Financial Statements

BUSINESS OBJECTS S.A.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)
Operating activities:
Net income	$39,615	$39,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,308	23,078
Amortization of other intangible assets	48,289	29,937
Amortization of debt issuance costs	986	—
Stock-based compensation expense	37,312	37,853
Acquired in-processes research and development	2,800	3,600
Loss on disposal of assets	243	244
Deferred income taxes	(5,032)	(10,754)
Changes in operating assets and liabilities:
Accounts receivable, net	40,256	33,453
Prepaid and other current assets	(16,791)	(2,159)
Deposits and other assets	10,102	10,492
Accounts payable	(1,540)	(1,245)
Accrued payroll and related expenses	(28,989)	(9,172)
Income taxes payable	23,933	29,821
Deferred revenues	25,816	34,517
Other liabilities	8,559	1,196
Short-term investments classified as trading	(1,183)	(543)

Net cash provided by operating activities	212,684	220,173

Investing activities:
Purchases of property and equipment	(30,629)	(34,251)
Business acquisitions, net of acquired cash	(383,844)	(65,233)
Payments on escrows payable	(26,280)	(14,884)
Increase in escrows payable	59,142	13,853
Transfer of cash to restricted cash accounts	(27,442)	(694)
Proceeds from sale of assets	—	2,625

Net cash used in investing activities	(409,053)	(98,584)

Financing activities:
Proceeds from issuance of bonds, net of issuance costs	592,702	—
Purchase of treasury shares	(79,884)	—
Issuance of shares	53,472	32,411

Net cash provided by financing activities	566,290	32,411

Effect of foreign exchange rate changes on cash and cash equivalents	47,210	12,351

Net increase in cash and cash equivalents	417,131	166,351
Cash and cash equivalents, beginning of the period	506,792	332,777

Cash and cash equivalents, end of the period	$923,923	$499,128

Supplemental schedule of non-cash investing and financing activities:
Value of treasury shares cancelled	$79,884	$—

See accompanying notes to Condensed Consolidated Financial Statements

Business Objects S.A.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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
     The condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. All significant intercompany accounts and transactions have been eliminated. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or future operating periods. All information is stated in U.S. dollars unless otherwise noted. Certain comparative period figures have been reclassified to conform to the current basis of presentation. Such reclassifications had no effect on revenues, operating income or net income as previously reported.
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
Ordinary Shares, Treasury Shares, Business Objects Option LLC Shares and Employee Benefit Sub Plan Trust Shares
     At September 30, 2007, the difference between the 97.5 million issued ordinary shares and the 95.3 million issued and outstanding ordinary shares presented on the face of the condensed consolidated balance sheet represented the 2.2 million shares held by Business Objects Option LLC, the Employee Benefit Sub Plan Trust and in treasury which are included in the caption “Treasury, Business Objects Option LLC and Employee Benefit Sub-Plan Trust Shares.” Shares held by the Business Objects Option LLC and by the Employee Benefit Sub-Plan Trust to be relinquished upon the exercise of options assumed in connection with certain acquisitions and upon the vesting of the restricted stock units (“RSUs”), respectively, are not deemed to be outstanding, they are not entitled to voting rights, and are not included in the calculation of basic net income per ordinary share and American Depositary Shares (“ADS”) until such time as the option holders exercise their options and the RSUs vest.
     The Company issues ordinary shares or ADSs upon the exercise of stock options or share warrants, vesting of RSUs and under employee stock purchase plans. A holder of the Company’s ordinary shares may exchange them for ADSs on a one for one basis at any time. The ADSs may also be surrendered for ordinary shares on a one for one basis. The ordinary shares are traded on the Eurolist by Euronext and the ADSs are traded on the Nasdaq Global Select Market.

Recent Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is still assessing the impact, if any, of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.
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
     The Company enters into foreign exchange forward contracts to reduce short-term effects of currency exchange rate fluctuations on certain foreign currency intercompany obligations and net U.S. dollar positions recorded on the books of its Irish subsidiary. The gains and losses on these foreign exchange contracts offset the transaction gains and losses on these certain foreign currency obligations. These gains and losses are recognized in earnings as they do not qualify for hedge accounting.
     The Company also enters into foreign currency forward and option contracts to hedge certain foreign currency forecasted transactions related to certain operating expenses. These transactions are designated as cash flow hedges and meet the Company’s objective to minimize the impact of exchange rate fluctuations on expenses over the contract period. The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Hedge effectiveness is measured quarterly. The effective portion of the derivative’s change in fair value is recorded in accumulated other comprehensive income until the underlying hedge transaction is recognized in earnings. Should some portion of the hedge be determined to be ineffective, the portion of the unrealized gain or loss will be realized in the statement of income in the period of determination. At September 30, 2007, the forward and option contracts outstanding had maturity dates ranging from October 2007 through July 2008. At September 30, 2007, a mark-to-market net gain on the revaluation of these forward and option contracts was recorded in accumulated other comprehensive income with a corresponding entry to the forward or option contract asset (liability). Realized net gains on the settlement of these forward and option contracts were recorded in the statement of income during the three months ended September 30, 2007 but were not material.
     At September 30, 2007, the Company concluded that all forward and option contracts for which hedge accounting was applicable still met the criteria to be classified as cash flow hedges.
     The Company’s derivative financial instruments are summarized in the table below:

	September 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)		(in millions)
U.S. dollar equivalent of derivatives not designated as hedges	$89.8	$2.0	$58.7	$0.4
U.S. dollar equivalent of derivatives designated as cash flow hedges	$99.9	$2.8	$67.9	$1.9
     All forward and option contracts were recorded at fair value in the balance sheet as part of other current assets in the amount of $5.1 million and other current liabilities of $0.3 million at September 30, 2007, and as part of other current assets in the amount of $0.5 million and other current liabilities of $2.8 million at December 31, 2006.

3. Accounts Receivable
     Accounts receivable were stated net of allowance for doubtful accounts, distribution channel and other reserves totaling $14.0 million at September 30, 2007 and $12.2 million at December 31, 2006. The allowance for doubtful accounts portion represented $10.0 million of the $14.0 million balance at September 30, 2007, and $7.9 million of the $12.2 million balance at December 31, 2006.
4. Shareholders’ Equity
     The Company grants stock options and RSUs and provides employees the right to purchase its shares pursuant to shareholder approved stock option and employee stock purchase plans. The Company also grants warrants to purchase shares to its non-employee directors.
     At September 30, 2007, there were three approved compensation plans under which stock options and RSUs were granted. Stock options were granted under the 2001 Stock Incentive Plan. RSUs were granted under the 2001 Sub-Plan to non-French employees and under the 2006 Plan to French employees. There were also two employee stock purchase plans, the 2004 International Employee Stock Purchase Plan available to non-French employees (“2004 IESPP”) and Employee Stock Purchase Plan available to French employees (the “ESPP”).
     The compensation costs in connection with the employee stock purchase plans for the three months and nine months ended September 30, 2007 were approximately $1.3 million and $3.6 million, respectively. There were 209,821 shares purchased under the 2004 IESPP during the nine months ended September 30, 2007. There were 43,182 and 93,485 shares purchased under the ESPP during the three and nine month periods ended September 30, 2007, respectively. Total cash received from employees for the issuance of shares under the 2004 IESPP and the ESPP was approximately $6.8 million and $3.1 million, respectively, for the nine months ended September 30, 2007.
     In connection with the Company’s tender offer agreement with SAP AG (“SAP”) dated October 7, 2007 (the “Tender Offer Agreement”), the Company terminated future offering periods under the 2004 IESPP and the ESPP. The Company is also obligated to terminate the 2004 IESPP and the ESPP effective upon the closing of the tender offers contemplated by the Tender Offer Agreement.
     The effect of recording stock based compensation expense for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

		Stock		2004
For the three months ended September 30, 2007	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$10	$—	$—	$—	$10

Cost of services	—	1,078	287	173	36	1,574

Sales and marketing	—	3,460	1,142	400	103	5,105

Research and development	—	1,032	183	178	210	1,603

General and administrative	457	3,153	1,377	106	64	5,157

Total compensation expense	457	8,733	2,989	857	413	13,449

Income tax benefit	—	(1,450)	(694)	—	—	(2,144)

Total compensation expense, net of tax	$457	$7,283	$2,295	$857	$413	$11,305

		Stock		2004
For the three months ended September 30, 2006	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$11	$—	$1	$—	$12

Cost of services	—	1,198	37	164	101	1,500

Sales and marketing	—	3,371	198	397	201	4,167

Research and development	—	1,427	29	162	176	1,794

General and administrative	250	3,921	1,147	65	81	5,464

Total compensation expense	250	9,928	1,411	789	559	12,937

Income tax benefit	—	(1,540)	(115)	—	—	(1,655)

Total compensation expense, net of tax	$250	$8,388	$1,296	$789	$559	$11,282

		Stock		2004
For the nine months ended September 30, 2007	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$27	$—	$—	$1	$28

Cost of services	—	3,021	612	601	47	4,281

Sales and marketing	—	9,869	2,691	1,446	157	14,163

Research and development	—	3,121	341	618	294	4,374

General and administrative	1,241	9,098	3,715	318	93	14,465

Total compensation expense	1,241	25,136	7,359	2,983	592	37,311

Income tax benefit	—	(3,903)	(1,601)	—	—	(5,504)

Total compensation expense, net of tax	$1,241	$21,233	$5,758	$2,983	$592	$31,807

		Stock		2004
For the nine months ended September 30, 2006	Warrants	options	RSUs	IESPP	ESPP	Total
Cost of license fees	$—	$30	$—	$4	$—	$34

Cost of services	—	3,604	48	533	107	4,292

Sales and marketing	—	9,489	298	1,369	216	11,372

Research and development	—	4,682	50	516	208	5,456

General and administrative	691	10,591	5,103	224	90	16,699

Total compensation expense	691	28,396	5,499	2,646	621	37,853

Income tax benefit	—	(4,203)	(189)	—	—	(4,392)

Total compensation expense, net of tax	$691	$24,193	$5,310	$2,646	$621	$33,461
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

Assumptions used	For the three months ended September 30, 2007					For the three months ended September 30, 2006
		Stock		2004			Stock		2004
	Warrants	options	RSUs	IESPP	ESPP	Warrants	options	RSUs	IESPP	ESPP

Expected volatility	N/A	43%	N/A	22%	N/A	49%	50%	N/A	32%	N/A

Risk-free interest rate (1)	N/A	4.48%	N/A	4.14%	N/A	3.86%	3.73%	N/A	3.03%	N/A

Turnover rate

France	N/A	12%	12%	N/A	N/A	N/A	12%	N/A	N/A	N/A

Officers/ Directors	N/A	14%	14%	8%	N/A	0%	14%	14%	8%	N/A

Rest of the world	N/A	20%	20%	8%	N/A	N/A	20%	20%	8%	N/A

Dividends	—	—	—	—	—	—	—	—	—	—

Weighted average fair value in $	N/A	16.02	43.14	8.31	9.95	$12.51	10.08	23.80	8.04	11.00

Expected life of options (years)	N/A	4.03	2.07	0.50	N/A	5.28	4.44	2.00	0.50	N/A

Assumptions used	For the nine months ended September 30, 2007					For the nine months ended September 30, 2006
		Stock		2004			Stock		2004
	Warrants	options	RSUs	IESPP	ESPP	Warrants	options	RSUs	IESPP	ESPP

Expected volatility	44%	46%	N/A	37%	N/A	49%	48%	N/A	32%	N/A

Risk-free interest rate (1)	4.50%	4.35%	N/A	3.93%	N/A	3.86%	3.71%	N/A	2.70%	N/A

Turnover rate

France	N/A	12%	12%	N/A	N/A	N/A	12%	N/A	N/A	N/A

Officers/ Directors	0%	14%	14%	10%	N/A	0%	14%	14%	11%	N/A

Rest of the world	N/A	20%	20%	10%	N/A	N/A	20%	20%	11%	N/A

Dividends	—	—	—	—	—	—	—	—	—	—

Weighted average fair value in $	$16.50	15.86	39.84	9.65	6.53	$12.51	12.60	31.15	8.23	7.01

Expected life of options (years)	5.01	4.25	2.01	0.50	N/A	5.28	4.74	1.72	0.50	N/A

(1)	The Company used the five to seven years IBoxx Eurozone interest rate for the stock options and warrants with exercise prices denominated in euros granted to French employees and Directors, and the three to five years IBoxx Eurozone interest rate for the options with exercise prices denominated in euros granted to rest of the world. The Company used the Euribor six month interest rate for the IESPP with a subscription price denominated in euros.

     In 2006, our computation of expected volatility was based on a combination of historical volatility and implied volatility. However, at grant date of February 22, 2007, no implied volatility data was available from our usual source due to low volume of traded options on Euronext. As a result, the Company only considered historical volatility to determine the expected volatility used for the fair value of options granted at that date. Starting June 2007, the Company decided to use the traded options on the Nasdaq Options Market to deduct the implied volatility of its stock due to a lack of available data on the Euronext and to provide a better estimate of the expected volatility of our equity awards.
     The risk-free interest rate assumptions were based upon observed interest rates appropriate for the term and currency of the Company’s employee stock options.
     The turnover rates were based on the Company’s historical data and were applied to determine the number of awards expected to vest during the first year cliff vesting. The dividend yield assumption was based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represented the weighted-average period the stock options are expected to remain outstanding and was a derived output of the binomial-lattice model.
     The Company used historical employee exercise behavior for estimating future timing of exercises using geographic and employee grade categories to more accurately reflect exercise patterns.
     Equity award activity for the nine months ended September 30, 2007, was as follows (in thousands, except weighted data):

						Weighted-
						average
				Weighted		remaining
	Number of awards			average	Aggregate	contractual
		Stock		exercise	intrinsic	term (in
	Warrants	options	RSUs	price(1)	value (2)	years)
Outstanding at January 1, 2007	405	12,187	690	$31.86	$137,011	6.28

Granted (3)	210	1,663	519	31.62	20,691

Cancelled / Expired	—	(924)	(68)	35.61	7,248

Exercised / vested	(30)	(1,894)	(163)	20.87	41,061

Outstanding at September 30, 2007	585	11,032	978	35.80	144,576	5.72

Exercisable at September 30, 2007	330	6,502	—	38.96	70,769	5.50

Unvested expected to vest at September 30, 2007	255	3,738	834	30.39	62,283	6.24

(1)	Translated to U.S. dollars based on the noon buying rate as published by the Federal Reserve of Bank of New York for grants, exercises and cancellations and based on the closing rate for the outstanding options.

(2)	Computed as the difference between the closing quote on the Nasdaq Global Select Market on January 1, 2007, at the grant date, at the cancellation date, at the exercise date or at September 30, 2007 respectively, and the option exercise price translated in U.S. dollars as per (1) above. The intrinsic value cannot be negative and may equal zero when the option price exceeds the closing quote on the Nasdaq Global Select Market.

(3)	As stock options are granted with an exercise price no less than the closing price on Euronext on the grant date, the intrinsic value of grants is limited to RSUs.

The following table summarizes the unvested restricted stock award activity for the nine months ended September 30, 2007:

	Number of	Weighted-
	awards (in	average grant
	thousands)	date fair value
Unvested at January 1, 2007	690	$34.93

Granted	519	39.84

Cancelled/Expired	(68)	30.08

Vested	(163)	33.64

Unvested at September 30, 2007	978	37.77
     The total intrinsic value of options and warrants exercised during the nine months ended September 30, 2007 and 2006 was $34.5 million and $22.8 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2007 and 2006 was $6.6 million and $4.1 million, respectively.
     Net cash proceeds from the exercises of stock options, and warrants, and from the purchases under the 2004 IESPP and the ESPP for the nine months ended September 30, 2007 and 2006 were $53.4 million and $32.4 million, respectively.
     As of September 30, 2007, total compensation cost related to unvested awards expected to vest but not yet recognized was $81.8 million, and was expected to be recognized over a weighted-average period of 2.5 years. The unrecognized amount included the performance awards for which no FAS 123R grant date had yet been determined. For these awards, the fair value was estimated based on the stock price at the reporting date and on 100% achievement. Turnover rates used to determine the unrecognized expense were the same as the ones used for the expense recorded during the nine months ended September 30, 2007.
     On April 24, 2007, the Board of Directors approved a share repurchase program intended to reduce the dilution resulting from the Company’s equity compensation plans. In connection with this program, the Company repurchased two million shares on Euronext in May 2007 for an aggregate price of $79.9 million. The repurchased shares were cancelled in September 2007.
5. Acquisitions
The Company completed the following acquisitions in the nine months ended September 30, 2007:
Acquisition of Inxight Software, Inc.
     On July 3, 2007, the Company completed the acquisition of Inxight Software, Inc. (“Inxight”), pursuant to the Share Purchase Agreement dated as of May 21, 2007 to acquire all of the outstanding share capital for approximately $77 million. Inxight provides natural language processing software in 32 languages, entity and fact extraction, categorization, summarization, visualization and federated search. Inxight products allow organizations to access and analyze text to extract key information enabling business intelligence from unstructured data sources. Inxight’s results of operations from July 3, 2007 were included in the Company’s consolidated financial statements for the three months ended September 30, 2007.
A maximum of $6.5 million, which was included in the purchase price, is subject to an escrow for a period of 15 months following the closing.
     The acquisition was accounted for under the purchase method of accounting. A summary of the acquisition is as follows (in millions):

	Purchase	Net Tangible		In-Process
	Consideration	Liabilities	Fair Value of	R&D
Acquisition	(1)	Acquired	Intangibles	(“IPR&D”)	Goodwill

Inxight	$78	($7)	$30	$3	$52

(1)	Purchase consideration under the purchase method of accounting included approximately $1 million in transaction costs.

     IPR&D is expensed upon acquisition because the technological feasibility has not been established and no future alternate use exists. Total IPR&D expensed was $3 million.
     The purchase price allocation set forth above is preliminary and is based on estimates and assumptions of management. Some of these estimates are subject to change, particularly those estimates related to the transaction costs, assets acquired or liabilities assumed at the date of purchase.
     After the acquisition, management began to assess and formulate a plan to restructure the combined operations to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure. Management approved and committed the Company to the plan shortly after the Inxight acquisition. The restructuring covered employees and facilities in the US and Belgium.
     In accordance with Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the liabilities assumed in the Inxight acquisition included approximately $1.6 million of restructuring costs associated with the acquisition, $0.5 million of which related to an Inxight workforce reduction and $1.1 million related to excess facilities.
     The fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

Maintenance
	Developed		Contracts and		License		Consulting
	Technology		Relationships		Relationships		Relationships		Trade Name
		Estimated		Estimated		Estimated		Estimated		Estimated
		Useful		Useful		Useful		Useful		Useful
	Fair	Life (in	Fair	Life (in		Life (in	Fair	Life (in	Fair	Life (in
Acquisition	Value	Years)	Value	Years)	Fair Value	Years)	Value	Years)	Value	Years)	Total

Inxight	$24.4	4 to 5	$2.9	6	$1.9	3	$0.1	3	$0.9	5	$30.2
     All the above items, including IPR&D, were valued using the excess earnings method under the income approach. Pro forma financial information including this acquisition has not been presented as the historical operations of Inxight were not material to the Company’s consolidated financial statements.
Acquisition of Cartesis S.A.
     On June 1, 2007, the Company completed the acquisition of Sistecar S.A.S. (“Sistecar”), pursuant to a Share Purchase Agreement dated as of April 20, 2007, to acquire all the outstanding share capital of Sistecar in order to acquire its subsidiary Cartesis S.A. (“Cartesis”) for approximately €242 million (or approximately $325 million at then current exchange rates). Cartesis provides financial reporting, consolidations, and planning capabilities, as well as a new governance, risk, and compliance portfolio. Cartesis’ results of operations have been included in the Company’s consolidated financial statements since the date of acquisition.
     A maximum of €33 million (or $44 million) that was included in the purchase price, is subject to an escrow for a period of eighteen months following the closing. Of this amount €18.7 million was placed in escrow and the remaining €14.3 million is supported via a bank guarantee issued by certain shareholders of Sistecar. Additionally, and also included in the purchase price, a separate tax escrow of € 17 million (or $23 million) was established for a period of 60 days following the closing and was subsequently paid to the Sistecar shareholders on August 2, 2007.

     The acquisition was accounted for under the purchase method of accounting. A summary of the acquisition is as follows (in millions):

		Net Tangible		In-Process
	Purchase	Liabilities	Fair Value of	R&D
Acquisition	Consideration	Acquired	Intangibles	(“IPR&D”)	Goodwill

Cartesis	$331	($32)	$133	$—	$230

(1)	Purchase consideration under the purchase method of accounting included approximately $6 million in transaction costs.
     The purchase price allocation set forth above is preliminary and is based on estimates and assumptions of management. Some of these estimates are subject to change, particularly those estimates related to the transaction costs, assets acquired or liabilities assumed at the date of purchase.
     Following the acquisition, management began to assess and formulate a plan to restructure the combined operations to eliminate duplicative activities, focus on strategic products and reduce the Company’s cost structure. Management approved and committed the Company to the plan shortly after the Cartesis acquisition. The restructuring plan applied to Cartesis and Business Objects employees and Cartesis facilities worldwide.
     In accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the liabilities assumed in the Cartesis acquisition included approximately $10 million of restructuring costs associated with the acquisition, $8.3 million of which related to a Cartesis workforce reduction and $1.7 million related to excess facilities. Approximately $1 million of additional workforce related accruals is expected to be recorded within the next three months as the Company is still in the process of notifying employees affected by the restructuring plan. The Company has not finalized its review of the combined operations. As a result, additional restructuring costs may be recorded in the near future. The restructuring activity is as follows:

(in millions)
Balance at April 1, 2007	$—
Accrued	10.0
Payments	(1.2)

Balance at June 30, 2007	$8.8
Accrued	1.0
Payments	(3.3)
Adjustments	0.4

Balance at September 30, 2007	$6.9
     In accordance with FAS 146, “Costs Associated with Exit or Disposal Activities,” and primarily in connection with the acquisition of Cartesis, the Company accrued $5.5 million of one-time termination benefits related to Business Objects employee severance and other related benefits in June 2007. During the three months ended September 30, 2007, our original estimate of one-time termination benefits was reduced by $1.3 million. The expenses were recorded in the restructuring expense line in the consolidated statement of income.

(in millions)
Balance at April 1, 2007	$—
Charges	5.5
Payments	(—)

Balance at June 30, 2007	$5.5
Reversals	(1.3)
Payments	(0.8)
Adjustments	0.2

Balance at September 30, 2007	$3.6

     The fair value of the acquired amortizable intangible assets and their estimated useful lives were as follows (in millions, except years):

Maintenance
	Developed		Contracts and		License		Consulting
	Technology		Relationships		Relationships		Contracts
		Estimated		Estimated		Estimated		Estimated
		Useful		Useful		Useful		Useful
	Fair	Life (in	Fair	Life (in	Fair	Life (in	Fair	Life (in
Acquisition	Value	Years)	Value	Years)	Value	Years)	Value	Years)	Total

Cartesis	$93.5	3 to 5	$18.6	7	$20.3	5	$0.4	0.5	$132.8
     All the above items, were valued using the excess earnings method under the income approach. Pro forma financial information including this acquisition has not been presented as the historical operations of Cartesis were not material to the Company’s consolidated financial statements.
6. Goodwill and Other Intangible Assets
     The Company tests goodwill and other intangible assets for impairment at least annually at June 30 of each year or whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two step, fair value based approach. The Company has determined that it has only one reporting unit. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company completed the annual impairment tests and concluded that no impairment existed at June 30, 2007. No subsequent events or changes in circumstances including, but not limited to, an adverse change in market capitalization, occurred through September 30, 2007 that caused the Company to perform an additional impairment analysis. No indicators of impairment were identified as of September 30, 2007.
     The change in the carrying amount of goodwill was as follows (in millions):

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2007	2006
Balance, beginning of the year	$1,266.0	$1,166.0
Goodwill acquired during the period	286.5	90.6
Goodwill adjustments relating to prior period acquisitions	3.7	6.2
Impact of foreign currency fluctuations on goodwill	15.6	3.2

Balance, end of the period	$1,571.8	$1,266.0

     The Cartesis acquisition in June 2007 and the Inxight acquisition in July 2007 were primarily responsible for the additional goodwill of approximately $286.5 million (see footnote 5 “Acquisitions” for additional information). During 2006, the Company completed several acquisitions, most notably the acquisitions of Firstlogic, Inc. (“Firstlogic”) and Armstrong Laing Group (“ALG”), resulting in additional goodwill of $90.6 million.
     Other intangible assets consisted of the following (in millions):

	September 30,	December 31,
	2007	2006
Developed technology	$305.8	$173.5
Maintenance and support contracts	79.9	57.0
Trade names	10.7	9.3
License contracts and relationships	26.3	2.8
Workforce	1.7	1.5

Total other intangible assets, at cost	424.4	244.1
Accumulated amortization on other intangible assets	(170.6)	(115.5)

Other intangible assets, net	$253.8	$128.6

     The Cartesis and Inxight acquisitions resulted in additional intangible assets of $163.0 million (see footnote 5 “Acquisitions” for additional information). Certain intangible assets and the related accumulated amortization balances are held by the Company’s foreign subsidiaries in local currencies and are revalued at the end of each reporting period, which may result in a higher or lower cost base for these assets than originally recorded.
     Other intangible assets are amortized on a straight-line basis over their respective estimated useful lives, which are generally five years. Amortization expense for the periods below was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Amortization of:
Developed technology (included in cost of net license fees)	$15.5	$7.9	$34.4	$20.9
Maintenance and support contracts (included in cost of services revenues)	3.7	2.3	9.6	7.7
Trade names (included in operating expenses)	0.6	0.4	1.7	1.1
License contracts and relationships (included in cost of net license fees)	1.5	0.1	2.4	0.1
Workforce (included in operating expenses)	0.1	0.1	0.2	0.1

Total other intangibles amortization expense	$21.4	$10.8	$48.3	$29.9

     The estimated future amortization expense of other intangible assets existing at September 30, 2007 is presented in U.S. dollars based on the September 30, 2007 period end exchange rates and is not necessarily indicative of the exchange rates at which amortization expense for other intangible assets denominated in foreign currencies will be expensed (in millions):

Remainder of 2007	$21.9
2008	84.4
2009	54.0
2010	45.9
2011	31.3
Thereafter	16.3

Total	$253.8

7. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per ordinary share and ADS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic net income per share:
Numerator:
Net income	$12,427	$19,569	$39,615	$39,855

Denominator:
Weighted average ordinary shares and ADSs outstanding — basic	94,864	93,685	95,061	93,204

Net income per share — basic	$0.13	$0.21	$0.42	$0.43

Diluted net income per share:
Numerator:
Net income	$12,427	$19,569	$39,615	$39,855

Denominator:
Weighted average ordinary shares and ADSs outstanding — basic	94,864	93,685	95,061	93,204
Incremental ordinary shares and ADSs attributable to shares exercisable under employee stock option plans, warrants and RSUs (treasury stock method)	1,893	1,291	1,842	1,718

Weighted average ordinary shares and ADSs outstanding — diluted	96,757	94,976	96,903	94,922

Net income per share — diluted	$0.13	$0.21	$0.41	$0.42

     For the three and nine months ended September 30, 2007, approximately 0.8 million and 2.1 million shares subject to stock options and warrants were exercised and RSUs vested, respectively, of which approximately 0.2 million, and 0.5 million shares represented exercises of options held by Business Objects Option LLC.
     For the three and nine months ended September 30, 2006, approximately 0.4 million and 1.5 million shares subject to stock options and warrants were exercised and RSUs vested, respectively, of which approximately 0.1 million, and 0.4 million shares represented exercises of options held by Business Objects Option LLC.
     At September 30, 2007 and 2006, respectively, stock options, RSUs and warrants to purchase 12.6 million and 13.5 million shares were outstanding.
     For the three and nine months ended September 30, 2007, respectively, 2.1 million and 3.8 million shares subject to weighted average outstanding options and warrants to purchase ordinary shares or ADSs and unvested RSUs were excluded from the calculation of diluted net income per share because the options, warrants or RSUs were anti-dilutive.
     For the three and nine months ended September 30, 2006, respectively, 8.3 million and 5.8 million shares subject to weighted average outstanding options and warrants to purchase ordinary shares or ADSs and unvested RSUs were excluded from the calculation of diluted net income per share because the options, warrants or RSUs were anti-dilutive. Also excluded were shares that may be issuable under a potential conversion of our Bonds (see footnote 8 “Convertible Debt” in these notes to the financial statements.)
8. Convertible Debt
     On May 11, 2007, in a public offering pursuant to visa no. 07-140 issued by the Autorité des marchés financiers (“AMF”), the Company issued €450 million (or approximately $600 million at then current exchange rates) of convertible bonds (“the Bonds”) due on January 1, 2027 (10,676,157 Bonds with a nominal value of €42.15). No Bonds were marketed or issued in the United States or elsewhere to U.S. persons as such term is defined in the rules set forth in Rule 901 under the Securities Act of 1933, as amended.
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
     To be included in the calculation of diluted earnings per share, the average price of the Company’s common stock for the period must exceed the conversion price per share of €42.15 (or approximately $59.94 per share using the exchange rate at September 30, 2007). Since the average price of the Company’s stock for the three and nine months ended September 30, 2007 was below €42.15 (or approximately $59.94 per share using the exchange rate at September 30, 2007), no additional shares were included in the diluted earnings per share calculations.
     The convertible bond liability was as follows (in thousands):

	September 30,	December 31,
	2007	2006
Bonds payable	$639,945	—
The market price of the bonds at September 30, 2007 was €45.25 (or approximately $64.35 per share using the exchange rate at September 30, 2007).
Debt issuance costs related to the bonds have been deferred and are being amortized over five years, which represents the term from the issuance date through the first date that the bondholders can convert without conditions (May 11, 2012). Unamortized debt issuance costs of $11.4 million were included in deposits and other assets on the consolidated balance sheet as of September 30, 2007.
Interest of $5.6 million was accrued in other current liabilities on the consolidated balance sheet as of September 30, 2007.
9. Comprehensive Income
     Comprehensive income shows the impact on net income of revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ equity and are excluded from net income. For the three and nine months ended September 30, 2007 and 2006, comprehensive income included foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains (losses) on cash flow hedges, and the reversal from other comprehensive income of realized (gains) losses on cash flow hedges settled in the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$12,427	$19,569	$39,615	$39,855
Other comprehensive income:
Foreign currency translation adjustments	24,086	(1,470)	40,066	15,942
Unrealized net gains (losses) on cash flow hedges, net of tax	1,524	319	2,566	(130)
Realized net (gains) losses on cash flow hedges, net of tax, reclassified into earnings	(788)	61	768	183
Other	—	—	383	—

Total comprehensive income	$37,249	$18,479	$83,398	$55,850

10. Business Segment Information
     The Company has one reportable segment — business intelligence software products and services.
     The following table summarizes the Company’s total revenues by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$180.3	$165.3	$519.3	$457.9
Europe, Middle East and Africa, excluding France	103.0	89.8	316.2	260.6
France	42.1	22.8	112.9	71.1
Americas, excluding the United States	17.3	9.9	40.2	31.9
Asia Pacific	26.3	22.6	78.0	61.7

Total revenues	$369.0	$310.4	$1,066.6	$883.2

11. Commitments and Contingencies
Legal matters
Vedatech Corporation.
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
     In April 2003, Crystal Decisions (UK) Limited, Crystal Decisions (Japan) K.K. and Crystal Decisions Inc. (the “Claimants”) filed an action in the High Court of Justice seeking a declaration that the mediated settlement agreement is valid and binding (the “2003 Proceedings”). The Company was substituted as Third Claimant in the 2003 Proceedings in place of Crystal Decisions, following the Company’s acquisition of Crystal Decisions and its subsidiaries in December 2003. In connection with this request for declaratory relief the Claimants paid the agreed settlement amount into the High Court.
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

     At a Case Management Conference in December 2006, the High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by December 18, 2006 Vedatech and Mr. Subramanian paid costs in the sum of £15,600 (approx. US$30,600) due under a costs order made on November 30, 2005, then Vedatech and Mr. Subramanian would be barred from defending the 2003 Proceedings. Vedatech and Mr. Subramanian failed to meet that deadline and are now precluded from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their claim.
     In the Claimants’ application for judgment, they requested that the amounts due to them from the Defendants in damages, and in respect of the costs ordered in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.
     A hearing took place in the High Court in March 2007 to determine the form of judgment. On May 9, 2007 the High Court handed down the judgment and the final order. The High Court upheld the validity and enforceability of the settlement agreement, and granted a permanent anti-suit injunction and ordered that the Defendants withdraw or procure the withdrawal of the California Proceedings. The High Court also provided mechanics for the payment to be made under the settlement agreement and to discharge the costs orders and damages award, both of which were made in the Claimants’ favor. Finally, the High Court ordered that all outstanding costs ordered to be paid by Vedatech be paid out of the monies in court. The monies held by the High Court amounted to approximately $1,073,000. The Company received payment of the full amount held by the High Court in September 2007.
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
Informatica Corporation
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. The Company became a party to this action when it acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint sought relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting our motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of U.S. Patent No. 6,044,374 and denying the Company’s motion for summary judgment on the issue of direct and induced infringement of U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to U.S. Patent No. 6,208,990. The trial started on March 12, 2007 and a jury found on April 2, 2007 that the Company was wilfully infringing Informatica’s U.S. Patent Nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million.
     In April 2007, the District Court considered the Company’s defense of inequitable conduct by Informatica. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. On May 16, 2007 the District Court concluded that Informatica did not engage in inequitable conduct during prosecution and confirmed the enforceability of U.S. Patent Nos. 6,401,670 and 6,339,775. As of May 11, 2007, the Company had removed the infringing feature from its Data Integrator product. The District Court also confirmed the jury’s verdict, decided that damages were to be enhanced, if at all, by an amount to be determined in post-trial motions, issued an Order for a Permanent Injunction and denied Informatica’s request for attorneys’ fees. The Company filed a motion for a new trial on damages or, alternatively, that the damages award be reduced based on the decision of the United States Supreme Court in Microsoft v. AT&T Corp. These motions were heard on July 11, 2007 and the judge took these matters under advisement. Further briefs were requested by the judge and submitted by the parties on July 20, 2007.

     On August 16, 2007, the District Court granted the Company’s motion for a new trial on damages subject to a remittitur of $12.1 million. On September 10, 2007 Informatica elected to accept the remitted damage amount of $12.1 million. On August 28, 2007, the Company filed a motion for judgment as a matter of law and an alternative motion for a new trial on wilfulness based on a recent federal circuit court decision which changed the standard to be applied by juries in determining wilfulness. Those motions were heard on October 2, 2007 and further briefs requested by the Court were submitted by both parties on October 9, 2007. On October 29, 2007 the Court declined to enhance damages and entered judgment in favor of Informatica in the amount of $12.1 million, the remitted damages amount. The parties have until November 28, 2007 to appeal this judgment.
     The Company will continue to defend any future proceedings in this action vigorously. In conjunction with the jury verdict in April 2007, the Company accrued approximately $25.0 million as a legal contingency reserve. The Company reduced this reserve to $15.0 million as of September 30, 2007 to reflect the final judgement in the amount of $12.1 million and interest of $2.9 million.
     Although the Company believes that Informatica’s basis for its suit is meritless, the outcome of any future proceedings in this action cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation has not yet formally concluded, the Company cannot be assured that it will ultimately prevail. Should an unfavourable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Decision Warehouse Consultoria E Importacao Ltda
     On September 28, 2007, the parties in the Decision Warehouse lawsuit entered into a settlement agreement with respect to all pending claims. The parties dismissed all claims and cross-claims with prejudice. The settlement amount was $7.0 million and is included in the “Legal contingency reserve (reduction) and settlement” line item in the Statement of Income for the three months ended September 30, 2007.
Other Legal Proceedings
     The Company announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that the Company misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against the Company or its current or former officers or directors. The Company has taken steps to enhance its internal practices and training programs related to the handling of potential trade secrets and other competitive information. The Company is using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that the Company has not adequately fulfilled its commitments the Company could be subject to adverse regulatory action.
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

     Commitments
     The Company leases its facilities and certain equipment under operating leases that expire at various dates through 2030. At December 31, 2006, the Company estimated the total future minimum lease payments under non-cancelable operating leases at $271.0 million in aggregate. During the nine months ended September 30, 2007, there were no material changes to the Company’s operating lease commitments since December 31, 2006.
12. Escrows Payable and Restricted Cash
     The Company held an aggregate of $75.5 million at September 30, 2007 in escrows payable related to its acquisitions, most notably Cartesis ($26.6 million), Firstlogic ($9.2 million), ALG ($9.6 million), Infommersion, Inc. ($8.9 million) and Inxight ($6.6 million).
     There remains a balance of $7.1 million in escrows payable at September 30, 2007 related to the purchase of Acta in 2002. These amounts were originally due in February 2004. In July 2002, Informatica filed an action for alleged patent infringement against Acta and that legal matter is ongoing. In accordance with the escrow agreement, one-third of the total amount in the escrow available to former Acta shareholders and employees was paid during the three months ended June 30, 2004. The escrow agreement provided that the remaining two-thirds in the escrow account may be used by the Company to offset costs incurred in defending itself against the Informatica action and any damages arising therefrom. The remaining balance, if any, will be distributed once all claims related to the Informatica action are resolved. Of the $7.3 million that remains in escrow, the Company believes it will be eligible to claim a portion of the costs associated with defending its position against Informatica up to this amount. See footnote 11 “Commitments and Contingencies” for more information.
     All escrow amounts are subject to indemnification obligations and are secured by restricted cash.
     Restricted cash related to the acquisition of Infommersion included an additional $2.1 million related to an employee escrow account representing a retention payment due to a former executive. As of September 30, 2007, this amount was not yet earned and was not considered payable.
     In addition, the Company’s obligations under its San Jose, California facility lease are collateralized by letters of credit totaling $3.5 million. The letters of credit are renewable and are secured by restricted cash.
     There were no other material changes in escrows payable or restricted cash since December 31, 2006.
13. Credit Agreement
     The Company entered into an unsecured credit facility with a financial institution (the “Credit Agreement”) in March 2006, which was originally scheduled to terminate in February 2007 but it has been extended until December 31, 2007. The Credit Agreement provides for up to €100 million (approximately $142 million using the exchange rate as of September 30, 2007) which can be drawn in euros, U.S. dollars or Canadian dollars. The Credit Agreement consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The Credit Agreement restricts certain of the Company’s activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of its existing or future assets or revenues, as security for any existing or future debt for money borrowed.
     Pursuant to the Credit Agreement, the amount available is reduced by the aggregate of all then outstanding borrowings. Borrowings are limited to advances in duration of 10 days to 12 months, and must be at least equal to €1 million or the converted currency equivalent in U.S. dollars or Canadian dollars or a whole number multiple of these amounts. All drawings and interest amounts are due on the agreed upon credit repayment date determined at the time of the drawing. Interest is calculated dependent on the currency in which the draw originally occurs. This unsecured credit line is subject to a commitment fee on the available funds, payable on the first day of each quarter which is estimated at less than $0.2 million per annum. The terms of the Credit Agreement do not allow for the prepayment of any drawings without the prior approval of the lender. The Company has the option to reduce the credit available in multiples of €5 million, without penalty. At September 30, 2007, there were no balances outstanding under this Credit Agreement.

14. Accounting for and Disclosure of Guarantees
     Guarantor’s Accounting for Guarantees. The Company enters into certain types of contracts from time to time that require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their efforts on behalf of the Company; and (iii) agreements under which the Company has agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Historically, the Company has not been obligated to make significant payments for these obligations, and as such no liabilities were recorded for these obligations on its balance sheets as of September 30, 2007 or December 31, 2006. The Company carries coverage under certain insurance policies to protect it in the case of unexpected liability; however, this coverage may not be sufficient.
     On August 30, 2006, the Company entered into an agreement with a bank to guarantee the obligations of certain of its subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, the Company amended the guarantee to include all of its subsidiaries. At September 30, 2007, there were eight forward contracts with this bank under this guarantee in the aggregate notional amount of $68.6 million. In addition, there were four option contracts with this bank under this guarantee in the aggregate notional amount of $13.5 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at September 30, 2007.
     The Company entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At September 30, 2007, there were eight option contracts with the bank under this guarantee in the aggregate notional amount of $42.5 million. In addition, there were 10 forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $65.1 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at September 30, 2007.
     As approved by the Company’s Board of Directors on September 30, 2004 and executed during the three months ended December 31, 2004, the Company guaranteed the obligations of its Canadian subsidiary in order to secure cash management arrangements with a bank. At September 30, 2007 there were no liabilities due under this arrangement.
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
     Environmental Liabilities. The Company engages in the development, marketing and distribution of software, and has never had an environmental related claim. As such, the likelihood of incurring a material loss related to environmental indemnifications is remote and the Company is unable to reasonably estimate the amount of any unknown or future claim. As a result, the Company has not recorded any liability related to environmental exposures in accordance with the recognition and measurement provisions of FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”).
     Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition in accordance with the recognition and measurement provisions of FAS No. 143. The fair value of these obligations at September 30, 2007 and December 31, 2006 did not represent material liabilities.
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

     The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates, which occur during the period. During the three months ended September 30, 2007, the effective tax rate was 45%, compared to 43% for the same period in 2006. The higher rate in the current period was primarily due to a one time expense of in-process research and development costs related to the acquisition of Inxight. The effective tax rate was 43% for the nine months ended September 30, 2007, compared to 44% for the same period in 2006.
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109 on January 1, 2007. The implementation of FIN 48 resulted in a cumulative effect adjustment to decrease retained earnings by $8.1 million. At January 1, 2007, the total amount of unrecognized tax benefits was $87.5 million, of which $19.5 million related to tax benefits that, if recognized, would impact the annual effective tax rate. Unrecognized tax benefits did not change significantly during the three and nine month periods ended September 30, 2007. There are certain tax matters that are in various stages of review by and discussion with the tax authorities.
     The Company recognizes interest and penalties related to income tax matters through income tax expense. During the three and nine month periods ended September 30, 2007, the total amount of interest and penalties recognized in the statement of income was $1.6 million and $4.8 million, respectively. As of September 30, 2007, the Company had approximately $19.7 million of accrued interest related to uncertain tax positions.
     During 2006, the Company received from the French tax authorities an assessment of tax of approximately €85 million (approximately $121 million) including interest and penalties for the 2003 and 2004 tax years. The principal issue underlying the notice is the proper valuation methodology for certain intellectual property which the Company transferred from France to its wholly owned Irish subsidiary in 2003 and 2004. The Company believes it used the correct methodology in calculating the taxes it paid to the French government and will vigorously defend against the payment of additional taxes. There can be no assurance that the Company will prevail, however, and the final determination that additional tax is due could materially impact the Company’s financial statements. Tax years subsequent to 2004 remain open to examination by French tax authorities. The Company cannot reasonably estimate the reasonable possibility or the amount of resolution of the French tax audit issue in the next 12 months.
     Tax years subsequent to 2002 remain open to examination by Ireland tax authorities.
     The Company’s U.S. subsidiaries are also under examination by the U.S. tax authorities for tax years 2001 through 2004. Tax years subsequent to 2004 remain open to examination by U.S. tax authorities.
     As a result of tax audits, the Company may become aware of required adjustments to previous tax provisions set up in connection with the acquisitions of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. In April 2005, the Company received a notice of proposed adjustment from the Internal Revenue Service (“IRS”), for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and has submitted a protest letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation at the time Crystal Decisions was acquired, and were included in the non current reserves on the consolidated balance sheet as of December 31, 2006. The Company believes that it is reasonably possible that the Crystal Decisions matter relating to NOL utilization could be settled in the next 12 months as a result of ongoing discussions with the IRS Appeals office and has consequently decided to reclassify the related amount from long term income taxes payable to current income taxes payable at September 30, 2007. The Company estimates the amount due could be as high as the reserve balance of $49 million, although the ultimate resolution could be less than this. If the Company prevails, it will reverse the tax reserves and record a credit to goodwill. To the extent the Company is not successful in defending its position, the Company expects the adjustment would have a negative impact on its cash and cash equivalents balance as a result of the payment of income taxes. Except for any interest that is assessed for the post acquisition period, the adjustment would have no impact on the Company’s net income.
16. Subsequent Events
Business Objects S.A. and SAP AG Tender Offer Agreement
     On October 7, 2007, SAP and the Company entered into a Tender Offer Agreement to facilitate the acquisition of the Company’s outstanding securities by means of tender offers in the U.S. and France (the “Offers”) for approximately €4.8 billion (or approximately $6.8 billion at then current exchange rates) The Company’s Board of Directors approved the Tender Offer Agreement on October 7, 2007 and on October 21, 2007 approved of the Offers and recommended that the holders of the Company’s securities tender their Business Objects securities in the Offers.

     On October 22, 2007, SAP France S.A., a société anonyme and wholly owned subsidiary of SAP (the “Offeror”), filed a prospectus with the AMF, the French securities regulator, for the French Offer. The Company filed its response to the French Offer on October 22, 2007 with the AMF, including the recommendation of the Company’s Board of Directors that the holders of Business Objects securities participate in the Offers. The Company and SAP expect the Offers to be completed in early 2008. The Offeror intends to conduct a tender offer open to all holders of American depositary shares of the Company (“Company ADSs”) and to all U.S. holders of other securities of the Company simultaneously in the U.S. upon the commencement of the French Offer. Commencement of the Offers is conditioned upon the approval of the acquisition of the Company by the AMF and the French Ministry of Finance. Completion of the Offers is contingent upon approval or completion of applicable waiting periods under U.S. and European Union antitrust requirements. We received U.S. antitrust approval on November 6, 2007.
     The Offers consist of offers to acquire: (i) any and all Company ordinary shares (“Company Shares”) and Company ADSs, whether existing shares or shares that may be issued upon the exercise of Company securities, for €42.0 in cash per Company Share or an amount in U.S. dollars equal to €42.0 in cash per Company ADS; (ii) any and all of the outstanding warrants (“Company Warrants”) issued by the Company at purchase prices ranging from €12.01 to €24.96 per Company Warrant, depending on the date of issuance; and (iii) any and all of the outstanding Bonds (“Company Convertible Bonds”) for €50.65 in cash per Company Convertible Bond, without interest and excluding the January 1, 2008 coupon. The Company Shares, the Company ADSs, the Company Warrants and the Company Convertible Bonds are referred to as the “Company Securities.”
     The Offers are subject to the condition that the Company Securities tendered in the Offers represent at least 50.01% of the Company’s voting rights, on a fully diluted basis, on the Offer closing date. If this threshold is not achieved, the Offer will not go forward, and the shares tendered in the Offers will be returned to their owners, in principle within two trading days of notice following publication of the failure of the Offers, without any interest or compensation of any kind being due.
     The Tender Offer Agreement also provides for a payment of a fee equal to €86.0 million (or approximately $122 million at then current exchange rates) by the Company to SAP should the Offer fail because (x) an acquisition offer is made to the Company or its shareholders, or any person announces its intention to make such an offer and thereafter (i) the Company’s Board of Directors modifies its recommendation, withdraws its recommendation, recommends a competing bid or enters into an agreement in relation to a competing bid prior to June 30, 2008, (ii) the offer is not cleared by the AMF, (iii) the French Ministry of the Economy refuses to approve the Offer prior to June 30, 2008 or (iv) the Offeror withdraws the Offer because of a competing bid within the five days following its publication (except if the Company reiterates its recommendation of the Offer and recommends to the Company’s shareholders not to tender their shares in the competing bid), and in each such case within 18 months after such event the Company enters into an agreement to be acquired, or is acquired, by a third party at a value higher than the Offer value, or (y) the Offeror is permitted to withdraw the Offer due to actions taken by the Company that modify the Company’s substance.
     In addition, in the event that (i) the Company’s Board of Directors modifies its recommendation, withdraws its recommendation, recommends a competing bid or enters into an agreement in relation to a competing bid, or (ii) the Offeror withdraws the Offer pursuant to the Tender Offer Agreement or (iii) the Offer does not close because the minimum tender condition of 50.01% (on a diluted basis) is not met, the Company shall reimburse SAP for all its fees and expenses incurred in connection with the Tender Offer Agreement and the Offers (including up to €5 million in commitment and upfront financing fees and expenses but not including any financial advisory fees).
Acquisition of FUZZY! Informatik AG
     On October 1, 2007, the Company’s wholly owned subsidiary, Business Objects Deutschland GmbH, acquired privately-held FUZZY! Informatik AG in accordance with a purchase agreement dated August 17, 2007. The acquisition was an all cash transaction of approximately $19 million (€13 million). Of the total purchase price, $4 million (€3 million) was placed in an escrow account to satisfy potential claims under warranties and indemnities in the agreement. Provided there are no such claims, the amount will be paid on October 1, 2009.

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
Recent Developments
Business Objects S.A. and SAP AG Tender Offer Agreement
     On October 7, 2007, we and SAP AG (“SAP”) entered into a tender offer agreement (the “Tender Offer Agreement”) to facilitate the acquisition of our outstanding securities by means of tender offers in the U.S. and France (the “Offers”) for approximately €4.8 billion (or approximately $6.8 billion at then current exchange rates) Our Board of Directors approved the Tender Offer Agreement on October 7, 2007 and on October 21, 2007 approved of the Offers and recommended that the holders of our securities tender their Business Objects securities in the Offers.
     On October 22, 2007, SAP France S.A., a société anonyme and wholly owned subsidiary of SAP (the “Offeror”), filed a prospectus with the Autorité des marchés financiers (“AMF”), the French securities regulator, for the French Offer. We filed our response to the French Offer on October 22, 2007 with the AMF, including the recommendation of our Board of Directors that the holders of Business Objects securities participate in the Offers. The parties expect the Offers to be completed in early 2008. SAP intends to conduct a tender offer open to all holders of our American depositary shares (“ADSs”) and to all U.S. holders of our other securities simultaneously in the U.S. upon the commencement of the French Offer. Commencement of the Offers is conditioned upon the approval of the acquisition by the AMF and the French Ministry of Finance. Completion of the Offers is contingent upon approval or completion of applicable waiting periods under U.S. and European Union antitrust requirements. We received U.S. antitrust approval on November 6, 2007.
     The Offers consist of offers to acquire: (i) any and all of our ordinary shares (the “Company Shares”) and ADSs, whether existing shares or shares that may be issued upon the exercise of Company securities, for €42.0 in cash per Company Share or an amount in U.S. dollars equal to €42.0 in cash per Company ADS; (ii) any and all of the outstanding warrants (“Company Warrants”) issued by us at purchase prices ranging from €12.01 to €24.96 per Company Warrant, depending on the date of issuance; and (iii) any and all of the outstanding convertible bonds (“Company Convertible Bonds” or “Bonds”) for €50.65 in cash per Company Convertible Bond, without interest and excluding the January 1, 2008 coupon. The Company Shares, the ADSs, the Company Warrants and the Company Convertible Bonds are referred to as the “Company Securities.”
     The Offers are subject to the condition that the Company Securities tendered in the Offers represent at least 50.01% of our voting rights, on a fully diluted basis, on the Offer closing date. If this threshold is not achieved, the Offer will not go forward, and the shares tendered in the Offers will be returned to their owners, in principle within two trading days of notice following publication of the failure of the Offers, without any interest or compensation of any kind being due.

     The Tender Offer Agreement also provides for a payment of a fee equal to €86.0 (or approximately $122 at then current exchange rates) million by us to SAP should the Offer fail because (x) an acquisition offer is made to Business Objects or its shareholders, or any person publicly announces its intention to make such an offer and thereafter (i) our Board of Directors modifies its recommendation, withdraws its recommendation, recommends a competing bid or enters into an agreement in relation to a competing bid prior to June 30, 2008, (ii) the offer is not cleared by the AMF, (iii) the French Ministry of the Economy refuses to approve the Offer prior to June 30, 2008 or (iv) the Offeror withdraws the Offer because of a competing bid within the five days following its publication (except if we reiterate our recommendation of the Offer and recommends to our shareholders not to tender their shares in the competing bid), and in each such case within 18 months after such event we enter into an agreement to be acquired, or are acquired, by a third party at a value higher than the Offer value, or (y) the Offeror is permitted to withdraw the Offer due to actions by us that impact our substance.
     In addition, in the event that (i) our Board of Directors modifies its recommendation, withdraws its recommendation, recommends a competing bid or enters into an agreement in relation to a competing bid, or (ii) the Offeror withdraws the Offer pursuant to the Tender Offer Agreement or (iii) the Offer does not close because the minimum tender condition of 50.01% (on a diluted basis) is not met, we will be required to reimburse SAP for all its fees and expenses incurred in connection with the Tender Offer Agreement and the Offers (including up to €5 million in commitment and upfront financing fees and expenses but not including any financial advisory fees).
Acquisition of FUZZY! Informatik AG
On October 1, 2007, our wholly owned subsidiary, Business Objects Deutschland GmbH, acquired privately-held FUZZY! Informatik AG in accordance with a purchase agreement dated August 17, 2007. The acquisition was an all cash transaction of approximately $19 million (€13 million). Of the total purchase price, $4 million (€3 million) was placed in an escrow account to satisfy potential claims under warranties and indemnities in the agreement. Provided there are no such claims, the amount will be paid on October 1, 2009.

Key Performance Indicators

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for percentages and diluted net income per share)	2007	2006	2007	2006
Revenues	$369.0	$310.4	$1,066.6	$883.2
Growth in revenues (compared to prior year period)	19%	19%	21%	14%
Income from operations	$20.5	$29.5	$59.2	$60.9
Income from operations as percentage of total revenues	5%	10%	6%	7%
Diluted net income per share	$0.13	$0.21	$0.41	$0.42
Results of Operations
     The following table shows certain line items from our condensed consolidated statements of income as a percentage of total revenues (as calculated based on amounts in thousands rounded to the nearest percent):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net license fees	38%	42%	40%	43%
Services revenues:
Maintenance and technical support	44	41	43	41
Professional services	18	17	17	16

Total services revenues	62	58	60	57

Total revenues	100	100	100	100

Cost of net license fees	6	3	4	3
Cost of services	23	22	22	22

Total cost of revenues	29	25	26	25
Gross margin	71	75	74	75
Operating expenses:
Sales and marketing	39	39	40	41
Research and development	17	16	16	17
General and administrative	10	10	10	10
Legal contingency reserve (reduction) and settlement	—	—	2	—

Total operating expenses	66	65	68	68

Income from operations (operating margin)	5	10	6	7
Interest and other income (expense), net	1	1	1	1

Income before provision for income taxes	6	11	7	8

Provision for income taxes	(3)	(5)	(3)	(4)

Net income	3%	6%	4%	4%

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
     The following table summarizes the impact of fluctuations in currency exchange rates on certain components of our consolidated statements of income, represented as an increase (decrease) due to changes in currency exchange rates compared to the prior year period currency exchange rates (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$12.9	$6.5	$42.1	$(7.1)
Total cost of revenues	4.4	2.2	11.6	(0.9)
Sales and marketing expenses	5.4	3.4	15.0	1.4
Research and development expenses	2.8	1.7	6.8	0.8
General and administrative expenses	1.0	0.8	3.7	(0.3)
     Total revenues were higher by $12.9 million during the three months ended September 30, 2007 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $13.6 million due to fluctuations in currency exchange rates during the three months ended September 30, 2007. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $0.7 million on income from operations during the period. Total revenues were higher by $42.1 million during the nine months ended September 30, 2007 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $37.1 million during the nine months ended September 30, 2007. The net effect of these higher revenues, costs of sales and operating expenses was a positive impact of $5.0 million on income from operations during the period.
     Total revenues were higher by $6.5 million during the three months ended September 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were also higher by a combined $8.1 million due to fluctuations in currency exchange rates during the three months ended September 30, 2006. The net effect of these higher revenues, costs of sales and operating expenses was a negative impact of $1.6 million on income from operations during the period. Total revenues were lower by $7.1 million during the nine months ended September 30, 2006 as a result of fluctuations in foreign currency exchange rates. Cost of revenues and operating expenses were higher by a combined $1.0 million during the nine months ended September 30, 2006. The net effect of these lower revenues, costs of sales and operating expenses was a negative impact of $8.1 million on income from operations during the period.
Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net license fees	$139.0	$131.6	$425.5	$380.6
Service revenues:
Maintenance and technical support	162.8	128.5	458.7	360.6
Professional services	67.2	50.3	182.4	142.0

Total service revenues	230.0	178.8	641.1	502.6

Total revenues	$369.0	$310.4	$1,066.6	$883.2

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
     Net license fees increased in the three months ended September 30, 2007 by $7.4 million, or 6% to $139.0 million from $131.6 million for the three months ended September 30, 2006. The primary reason for the overall license revenues increase resulted from an increase of approximately $5.3 million in our EPM solutions, which benefited from our acquisitions of Armstrong Laing Group (“ALG”) in October 2006 and Cartesis S.A. (“Cartesis”) in June 2007.

     Net license fees increased in the nine months ended September 30, 2007 by $44.9 million to $425.5 million from $380.6 million for the nine months ended September 30, 2006. The primary reason for the overall license revenues increase resulted from an increase of approximately $23.4 million in our EPM solutions which benefited from our acquisitions of ALG in October 2006 and Cartesis in June 2007. Additionally, our EIM business increased approximately $13.0 million in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. Lastly, our IDD business increased $9.2 million in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006, assisted by our acquisition of Inxight in July 2007.
     For the three and nine month periods ended September 30, 2007, our net license fees from direct sales were 54% compared to 52% for the three and nine month periods ended September 30, 2006. We anticipate that the relative portions of our direct and indirect net license fees will fluctuate between periods, as revenues can fluctuate significantly with large transactions that are neither predictable nor consistent in size or timing. No single customer or channel partner represented more than 10% of total revenues during any of the periods presented.
Services Revenues
     Services revenues increased by $51.2 million, or 29%, to $230.0 million in the three months ended September 30, 2007 from $178.8 million in the three months ended September 30, 2006. The primary reason for this increase was our 27% growth in maintenance and technical support revenues in the three months ended September 30, 2007 when compared to the three months ended September 30, 2006. This resulted from the larger number of installed customers, acquisitions and from new maintenance on the growth in license sales over the past year. Additionally, professional services increased 33% in the three months ended September 30, 2007 when compared to the three months ended September 30, 2006. This increase in our professional services is primarily attributable to continued investment in our professional services teams, acquisitions and our expansion of the breadth and depth of solutions we offer our customers.
     Services revenues increased by $138.5 million, or 28%, to $641.1 million in the nine months ended September 30, 2007 from $502.6 million in the nine months ended September 30, 2006. The primary driver behind this increase was our growth in maintenance and technical support revenues of $98.1 million or 27% in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. This resulted from the larger number of installed customers, acquisitions and from new maintenance on the growth in license sales over the past year. Professional services increased by $40.3 million or 28% in the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006. This increase in our professional services has been primarily driven by the rapid growth of our consulting business (34%) which is attributable to continued investment in our professional services teams, acquisitions and our expansion of the breadth and depth of solutions we offer our customers.
     As a percentage of total revenues, services revenues increased to 62% of total revenues for the three months ended September 30, 2007 and 60% for the nine months ended September 30, 2007, as compared to 58% in the three months ended September 30, 2006 and 57% in the nine months ended September 30, 2006, respectively. With the expansion of our installed base in 2006 and the first nine months of 2007, our services revenues represented a higher percentage of total revenues compared to net license fees for both the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.
Geographic Revenues Mix
     The following shows the geographic mix of our total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Americas (1)	$197.6	$175.1	$559.5	$489.8
Europe, Middle East and Africa (EMEA) (2)	145.1	112.7	429.1	331.7
Asia Pacific	26.3	22.6	78.0	61.7

Total revenues	$369.0	$310.4	$1,066.6	$883.2

(1)	Includes revenues in the United States of $180.3 million and $165.3 million for the three months ended September 30, 2007 and 2006, respectively. Includes revenues in the United States of $519.3 million and $457.9 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Includes revenues in France of $42.1 million and $22.8 million for the three months ended September 30, 2007 and 2006, respectively. Includes revenues in France of $112.9 million and $71.1 million for the nine months ended September 30, 2007 and 2006, respectively.

     Total revenues from the Americas increased $22.5 million, or 13%, to $197.6 million in the three months ended September 30, 2007 from $175.1 million in the three months ended September 30, 2006. This revenue growth was primarily the result of organic growth and our acquisition of Inxight in July 2007. The Americas closed six license transactions over $1 million in the three months ended September 30, 2007 compared to six over $1 million in the three months ended September 30, 2006. Our strength in the Americas region was driven by solid and balanced execution in both enterprise accounts and the mid market. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions. The Americas generated 54% and 56% of our total revenue in the three months ended September 30, 2007 and 2006, respectively.
     Total revenues from the Americas increased $69.7 million, or 14%, to $559.5 million in the nine months ended September 30, 2007 from $489.8 million in the nine months ended September 30, 2006. This revenue growth resulted from our Firstlogic acquisition in April 2006, our acquisition of Inxight in July 2007 and from organic growth. The Americas closed 13 license transactions over $1 million in each of the nine months ended September 30, 2007 and the nine months ended September 30, 2006. The strength in the Americas region was driven by solid and balanced execution in both enterprise accounts and the mid market. Service revenues continued to benefit from the larger number of installed customers resulting from new license transactions and acquisitions. The Americas generated 52% and 55% of our total revenue in the nine months ended September 30, 2007 and 2006, respectively.
     Total revenues from EMEA increased approximately $32.4 million, or 29%, to $145.1 million in the three months ended September 30, 2007, from $112.7 million in the three months ended September 30, 2006. EMEA closed one license transaction over $1 million in the three months ended September 30, 2007 compared to two license transactions over $1 million for the three months ended September 30, 2006. Total revenues benefited from our acquisitions of ALG in October 2006 and Cartesis in June 2007 and our service revenues, in particular, continued to benefit from the larger number of installed customers resulting from new license transactions.
     Total revenues from EMEA increased approximately $97.4 million, or 29%, to $429.1 million in the nine months ended September 30, 2007, from $331.7 million in the nine months ended September 30, 2006. EMEA closed nine license transactions over $1 million in the nine months ended September 30, 2007 compared to ten license transactions over $1 million for the nine months ended September 30, 2006.Total revenues benefited from our acquisitions of ALG in October 2006 and Cartesis in June 2007 and our service revenues, in particular, continued to benefit from the larger number of installed customers resulting from new license transactions.
     Total revenues from Asia Pacific increased $3.7 million, or 16%, to $26.3 million in the three months ended September 30, 2007, from $22.6 million in the three months ended September 30, 2006. Asia Pacific closed one license transaction over $1 million in the three months ended September 30, 2007 and 2006. The increased revenues resulted primarily from better business execution by the new Asia Pacific management team we established last year.
     Total revenues from Asia Pacific increased $16.3 million, or 26%, to $78.0 million in the nine months ended September 30, 2007, from $61.7 million in the nine months ended September 30, 2006. Asia Pacific closed four license transactions over $1 million in the nine months ended September 30, 2007 compared to one in the nine months ended September 30, 2006. The increased revenues resulted from better business execution by the new Asia Pacific management team we established last year.
Cost of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Cost of revenues:
Net license fees	$20.5	$10.9	$45.8	$29.1
Services	86.4	67.6	229.2	194.4

Total cost of revenues	$106.9	$78.5	$275.0	$223.5

     The total cost of revenues, as a percentage of total revenues, increased 4% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and increased 1% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The amortization of developed technology related to our recent acquisitions is the primary driver for these increases.

     Cost of net license fees
     Cost of net license fees increased by $9.6 million, or 88%, to $20.5 million in the three months ended September 30, 2007 from $10.9 million in the three months ended September 30, 2006. The primary driver for this increase relates to the amortization of developed technology which increased as a result of our acquisitions of ALG in October 2006, Cartesis in June 2007 and Inxight in July 2007. The remaining costs of net license fees related to costs associated with shipping our products worldwide and royalties paid to third parties. Gross margins on net license fees were 85% for the three months ended September 30, 2007 and 92% for the three months ended September 30, 2006.
     Cost of net license fees increased by $16.7 million, or 57%, to $45.8 million in the nine months ended September 30, 2007 from $29.1 million in the nine months ended September 30, 2006. The primary driver for this increase relates to the amortization of developed technology which increased as a result of our acquisitions of Firstlogic in April 2006, ALG in October 2006, Cartesis in June 2007 and Inxight in July 2007. The remaining costs of net license fees related to costs associated with shipping our products worldwide and royalties paid to third parties. Gross margins on net license fees were 89% for the nine months ended September 30, 2007 and 92% for the nine months ended September 30, 2006.
     Cost of services revenues
     Cost of services revenues increased $18.8 million, or 28%, to $86.4 million in the three months ended September 30, 2007 from $67.6 million in the three months ended September 30, 2006. This increase related primarily to approximately $10.1 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions and from merit increases. Professional and consulting fees increased $2.0 million and facility and IT costs increased by $1.8 million.
     Cost of services revenues increased $34.8 million, or 18%, to $229.2 million in the nine months ended September 30, 2007 from $194.4 million in the nine months ended September 30, 2006. This increase related primarily to approximately $19.4 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions and from merit increases, $5.0 million in professional and consulting fees and $3.3 million in travel related expenses.
     Gross margins on services revenues were 62% for the three months ended September 30, 2007 and 2006, respectively. Gross margins on services revenues were 64% and 61%, for the nine months ended September 30, 2007 and 2006, respectively. The increase in gross margins primarily relates to our consulting revenues benefiting from higher value engagements and the investments in service infrastructure we have made over the past several quarters.
Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Sales and marketing	$145.6	$121.5	$426.5	$362.1
Research and development	62.4	50.6	169.0	147.0
General and administrative	37.8	30.4	110.1	89.7
Legal contingency reserve (reduction) and settlement	(3.0)	—	22.7	—
Restructuring costs (reductions)	(1.3)	—	4.1	—

Total operating expenses	$241.5	$202.5	$732.4	$598.8

     Total operating expenses increased by $39.0 million, or 19%, to $241.5 million in the three months ended September 30, 2007 compared to $202.5 million in the three months ended September 30, 2006. In the three months ended September 30, 2007, total operating expenses as a percentage of total revenues increased by approximately one percent from the three months ended September 30, 2006. The $39.0 million increase related primarily to $24.6 million in employee expenses and related benefit costs attributable to quarter over quarter headcount increases arising from internal growth and acquisitions, merit increases and sales commissions and an increase of $2.8 million in expensed IPR&D. These expenses were partially offset by a $3.0 million decrease in legal contingency reserve (reductions) and settlement costs.

     Total operating expenses increased by $133.6 million, or 22%, to $732.4 million in the nine months ended September 30, 2007 compared to $598.8 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, total operating expenses as a percentage of total revenues was unchanged from the nine months ended September 30, 2006. The $133.6 million increase related primarily to $80.0 million in employee expenses and related benefit costs attributable to period over period headcount increases arising from internal growth and acquisitions, merit increases and sales commissions, $22.7 in legal contingency reserve (reductions) and settlement costs, $6.6 million in increased travel expenses and $4.1 million of employee restructuring charges in connection with the acquisition of Cartesis in June 2007. These expenses were partially offset by a decrease in professional fees of $5.2 million primarily related to the reduction of various outsourcing contracts.
     Sales and Marketing Expenses
     Sales and marketing expenses increased by $24.1 million, or 20%, to $145.6 million in the three months ended September 30, 2007 from $121.5 million in the three months ended September 30, 2006. This increase related primarily to $15.7 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions, merit increases and increased commissions. Facility and IT costs increased by $3.3 million and travel expenses also contributed $2.5 million to this increase.
     Sales and marketing expenses increased by $64.4 million, or 18%, to $426.5 million in the nine months ended September 30, 2007 from $362.1 million in the nine months ended September 30, 2006. This increase related primarily to $49.4 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions, merit increases and increased commissions. Travel expenses also contributed $6.6 million and facility and IT costs contributed $5.4 million to this increase.
     Research and Development Expenses
     Research and development expenses increased by $11.8 million, or 23%, to $62.4 million in the three months ended September 30, 2007 from $50.6 million in the three months ended September 30, 2006. This increase related primarily to $5.2 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions and merit increases. Additionally, facility and IT costs increased by $3.1 million and expensed IPR&D increased by $2.8 million.
     Research and development expenses increased by $22.0 million, or 15%, to $169.0 million in the nine months ended September 30, 2007 from $147.0 million in the nine months ended September 30, 2006. This increase related primarily to $20.5 million in employee expenses and related benefit costs attributable to year over year headcount increases arising from internal growth and acquisitions and merit increases. Increased facility and IT costs also contributed $4.5 million to this increase. These increases were partially offset by a decrease in professional fees of approximately $5.2 million due to the termination of various outsourcing contracts.
     General and Administrative Expenses
     General and administrative expenses increased by $7.4 million, or 24%, to $37.8 million in the three months ended September 30, 2007 from $30.4 million in the three months ended September 30, 2006. This increase primarily resulted from a $3.7 million increase in employee salary and related benefit costs which were attributable to merit increases and increased headcount. Additionally, general and administrative expenses increased due to higher rental and depreciation costs related to building rent and equipment and software needed to operate our business.
     General and administrative expenses increased by $20.4 million, or 23%, to $110.1 million in the nine months ended September 30, 2007 from $89.7 million in the nine months ended September 30, 2006. This increase primarily resulted from an increase of $10.1 million related to employee salary and related benefit costs which were attributable to merit increases and increased headcount. To a lesser extent, general and administrative expenses increased due to higher rental and depreciation costs related to building rent and equipment and software needed to operate our business.
     Legal Contingency Reserve (Reduction) and Settlement
     On April 2, 2007 a jury found that we were willfully infringing Informatica’s U.S. Patent Nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million. In April 2007, the District Court considered our defense of inequitable conduct by Informatica. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. On May 16, 2007 the District Court concluded that Informatica did not engage in inequitable conduct during prosecution and confirmed the enforceability of U.S. Patent Nos. 6,401,670 and 6,339,775. As of May 11, 2007, we had removed the infringing feature from our Data Integrator product. The District Court also confirmed the jury’s verdict, decided that damages were to be enhanced, if at all, by an amount to be determined in post-trial motions, issued an Order for a Permanent Injunction and denied Informatica’s request for attorneys’ fees. We filed a motion for a new trial on damages or, alternatively, that the damages award be reduced based on the decision of the United States Supreme Court in Microsoft v. AT&T Corp. These motions were heard on July 11, 2007 and the judge took these matters under advisement. Further briefs were requested by the judge and submitted by the parties on July 20, 2007.
     On August 16, 2007, the District Court granted our motion for a new trial on damages subject to a remittitur of $12.1 million. On September 10, 2007 Informatica elected to accept the remitted damage amount of $12.1 million. On August 28, 2007, we filed a motion for judgment as a matter of law and an alternative motion for a new trial on wilfulness based on a recent federal circuit court decision which changed the standard to be applied by juries in determining wilfulness. Those motions were heard on October 2, 2007 and further briefs requested by the Court were submitted by both parties on October 9, 2007. On October 29, 2007 the Court declined to enhance damages and entered judgment in favor of Informatica in the amount of $12.1 million, the remitted damages amount. The parties have until November 28, 2007 to appeal this judgment.
     Since a jury verdict was rendered creating a potential future liability, we recorded an accrual of $25.0 million as of March 31, 2007. We reduced this reserve to $15.0 million to reflect the final judgement in the amount of $12.1 million and interest of $2.9 million.
     We will continue to defend any future proceedings in this action vigorously. Should an unfavorable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.
     The three months ended September 30, 2007 includes a $7.0 million charge relating to a legal settlement with Decision Warehouse.
     Restructuring Costs (Reductions)
     The charges in the nine months ended September 30, 2007 primarily relate to our employee restructuring in connection with the acquisition of Cartesis in June 2007. The reversal in the three months ended September 30, 2007 was the result of adjustments made to our employee restructuring plan as additional information became known.
Interest and Other Income, Net
     Interest and other income, net was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net interest income	$8.4	$4.4	$20.4	$11.0
Interest expense and amortization of debt issuance costs	(4.4)	(0.1)	(7.0)	(0.1)
Net foreign exchange gain (loss)	(1.5)	0.3	(3.5)	(0.5)
Other income (loss)	(0.4)	0.1	0.2	0.2

Interest and other income, net	$2.1	$4.7	$10.1	$10.6

     Net interest income
     Net interest income for the three and nine months ended September 30, 2007 increased $4.0 million and $9.4 million, from the three and nine months ended September 30, 2006, respectively. These increases resulted from higher cash balances available for investment and higher interest rates in the U.S. and Canada. Excess cash is invested in highly liquid vehicles such as bank mutual funds, daily sweep accounts and interest bearing bank accounts in accordance with our investment and banking policies. As our worldwide cash position allows, we also invest in short-term investments that typically yield greater rates of return.

     Interest expense and amortization of debt issuance costs
     Interest expense and amortization of debt issuance costs for the three and nine months ended September 30, 2007 increased $4.3 million and $6.9 million from the three and nine months ended September 30, 2006, respectively. These increases primarily related to the convertible bonds which were issued in May 2007.
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
     In the three and nine months ended September 30, 2007, our foreign exchange loss increased due to the strength of the Canadian dollar, where we incur a significant amount of expenses with limited revenues.
Income Taxes
     We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusted for changes in estimates, which occur during the period. During the three months ended September 30, 2007, the effective tax rate was 45%, compared to 43% for the same period in 2006. The higher rate in the current period was primarily due to a one time expensing of in-process research and development costs related to the acquisition of Inxight. The effective tax rate was 43% for the nine months ended September 30, 2007, compared to 44% for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     The following table summarizes our statements of cash flows and changes in cash and cash equivalents:

	Nine Months Ended
	September 30,
	2007	2006
	(in millions)
Cash flow provided by operating activities	$212.7	$220.2
Cash flow used in investing activities	(409.1)	(98.6)
Cash flow provided by financing activities	566.3	32.4
Effect of foreign exchange rate changes on cash and cash equivalents	47.2	12.4

Net increase in cash and cash equivalents from December 31	$417.1	$166.4

     Cash and cash equivalents totaled $923.9 million at September 30, 2007, an increase of $417.1 million from December 31, 2006. In addition to the cash and cash equivalents balance at September 30, 2007, we held $88.5 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans. Additionally, in May 2007 we received approximately $592.7 million (net of issuance costs ) from the issuance of Company Convertible Bonds.
     Cash and cash equivalents totaled $499.1 million at September 30, 2006, an increase of $166.4 million from December 31, 2005. In addition to the cash and cash equivalents balance at September 30, 2006, we held $43.9 million in restricted cash and short-term investments. Our principal source of liquidity has been our operating cash flow, including the collection of accounts receivable, funds provided by stock option exercises and the issuance of shares under our employee stock purchase plans.
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

     Cash flows from operating activities decreased in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This resulted primarily from an increase in prepaid and other current assets and a decrease in accrued payroll and related expenses. These decreases were partially offset by an increase in the amortization of intangible assets primarily related to the acquisition of Cartesis and an increase in other liabilities. Net accounts receivable also decreased despite an increase in days sales outstanding to 82 days at September 30, 2007 from 73 days at December 31, 2006.
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
     Investing Activities
     Net cash used in investing activities of $409.1 million in the nine months ended September 30, 2007 was related primarily to the acquisitions of Cartesis in June 2007 and Inxight in July 2007 which required cash of approximately $301.6 million and $76.7 million, net of acquired cash, respectively. Additionally, $30.6 million was used to purchase computer hardware and software and related infrastructure costs to support our growth.

Net cash used in investing activities of $98.6 million in the nine months ended September 30, 2006 related primarily to the acquisition of Firstlogic in April 2006, which used cash of $55.5 million, net of acquired cash, during the period. Additionally, $34.3 million was used to purchase computer hardware and software and related infrastructure costs to support our growth and costs associated with facilities improvements.
     Financing Activities
     Net cash provided by financing activities of $566.3 million in the nine months ended September 30, 2007 was primarily attributable to proceeds of approximately $592.7, net of issuance costs, from the sale of convertible bonds in May 2007. Additionally, the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans provided cash inflows of approximately $53.5 million. These cash inflows were partially offset by an approximate cash usage of $79.9 million related to the purchase of treasury shares.

     Net cash provided by financing activities of $32.4 million in the nine months ended September 30, 2006 was primarily attributable to the issuance of ordinary shares or ADSs under our stock option and employee stock purchase plans.
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
     In order to provide flexibility to obtain cash on a short-term basis, we entered into an unsecured credit facility in March 2006, which was originally scheduled to terminate in February 2007 but was extended until December 31, 2007. The March 2006 credit facility provides for up to €100 million (approximately $142 million using the exchange rate as of September 30, 2007), which can be drawn in euros, U.S. dollars or Canadian dollars. The March 2006 credit facility consists of €60 million to satisfy general corporate financing requirements and a €40 million bridge loan available for use in connection with acquisitions and/or for medium and long-term financings. The March 2006 credit facility restricts certain of our activities, including the extension of a mortgage, lien, pledge, security interest or other rights related to all or part of our existing or future assets or revenues, as security for any existing or future debt for money borrowed. At September 30, 2007 and December 31, 2006, no balance was outstanding under this line of credit.
     On October 1, 2007, our wholly owned subsidiary, Business Objects Deutschland GmbH, acquired privately-held FUZZY! Informatik AG in accordance with a purchase agreement dated August 17, 2007. The acquisition was an all cash transaction of approximately $19 million (€13 million). Of the total purchase price, $4 million (€3 million) was placed in an escrow account to satisfy potential claims under warranties and indemnities in the agreement. Provided there are no such claims, the amount will be paid on October 1, 2009.
Contractual Obligations
     We lease our facilities and certain equipment under operating leases that expire at various dates through 2030. At December 31, 2006, we estimated the total future minimum lease payments under non-cancelable operating leases at $271.0 million in aggregate. During the nine months ended September 30, 2007, there have been no material changes to our operating lease commitments since December 31, 2006.
Guarantees
     Guarantor’s Accounting for Guarantees. From time to time, we enter into certain types of contracts that require us to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, employees and third parties, under which we may be required to indemnify such persons for liabilities arising out of their efforts on our behalf; and (iii) agreements under which we have agreed to indemnify customers and partners for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Except as detailed below, we had not recorded any associated obligations on our balance sheets as of September 30, 2007 or December 31, 2006. We carry coverage under certain insurance policies to protect us in the case of any unexpected liability; however, this coverage may not be sufficient.
     On August 30, 2006, we entered into an agreement with a bank to guarantee the obligations for certain of our subsidiaries for extensions of credit extended or maintained with the bank or any other obligations owing by the subsidiaries to the bank for interest rate swaps, cap or collar agreements, interest rate futures or future or option contracts, currency swap agreements and currency future or option contracts. On November 2, 2006, we amended the guarantee to include all of our subsidiaries. At September 30, 2007, there were eight forward contracts with this bank under this guarantee in the aggregate notional amount of $68.6 million. In addition, there were four option contracts with this bank under this guarantee in the aggregate notional amount of $13.5 million. There were no extensions of credit or other obligations aside from the aforementioned in place under this guarantee agreement. There was no liability under this guarantee as the subsidiaries were not in default of any contract at September 30, 2007.

     We entered into an agreement to guarantee the obligations of two subsidiaries to a maximum of $120.0 million to fulfill their performance and payment of all indebtedness related to all foreign exchange contracts with a bank. At September 30, 2007, there were eight option contracts with the bank under this guarantee in the aggregate notional amount of $42.5 million. In addition, there were ten forward contracts with the bank under this guarantee denominated in various currencies in the aggregate notional amount of $65.1 million as converted to U.S. dollars at the period end exchange rate. There was no liability under this guarantee as the subsidiaries were not in default of any contract at September 30, 2007.
     As approved by our Board of Directors resolution on September 30, 2004 and executed during the three months ended December 31, 2004, we guaranteed the obligations of our Canadian subsidiary in order to secure cash management arrangements with a bank. At September 30, 2007 there were no liabilities due under this arrangement.
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
     Other Liabilities and Other Claims. We are liable for certain costs of restoring leased premises to their original condition. We measured and recorded the fair value of these obligations on our balance sheets at September 30, 2007 and December 31, 2006; however, these obligations did not represent material liabilities.
Off-Balance Sheet Arrangements
     We did not have any off-balance sheet arrangements as of September 30, 2007 or December 31, 2006 except for our French pension plan and the French pension plan we acquired as part of the Cartesis acquisition in June 2007. These pension plans, which are not material to our operations, are not consolidated into our condensed consolidated balance sheets, except for the net liabilities due to the plans.
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
     There have been no other significant changes in our critical accounting estimates during the nine months ended September 30, 2007 compared to what was previously disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Recent and Pending Pronouncements
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
     At the July 25, 2007 FASB meeting, the FASB agreed to issue for comment the proposed FASB Staff Position (“FSP”) on convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This proposed FSP is expected to replace EITF Issue No. 07-2, Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement upon Conversion. While not yet publicly available, as expected to be drafted, the proposed FSP would require the issuer to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s economic interest cost. Further, the proposed FSP would require bifurcation of a component of the debt, classification of that component to equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the statement of operations. In their public meeting comments, the FASB emphasized that the proposed FSP would be applied to the terms of the instruments as they existed for the time periods they existed, therefore, the application of the proposed FSP would be applied retrospectively to all periods presented. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007. We are awaiting the final approval of the FSP before assessing the impact on our consolidated financial position, results of operations and cash flows.
Factors Affecting Future Operating Results
     A description of the risk factors associated with our business is included under Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, changes to certain short-term investments, fluctuations in foreign currency exchange rates and changes in the fair market value of forward or option contracts. We believe there have been no significant changes in our market risk during the nine months ended September 30, 2007 compared to what was previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report for the year ended December 31, 2006. Further information on the impact of foreign currency exchange rate fluctuations is further described in Part I, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations” to this Form 10-Q.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Vedatech Corporation
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
     At a Case Management Conference in December 2006, the High Court gave directions with a view to moving the 2003 Proceedings forward to trial in July 2007. The Court also ordered that unless by December 18, 2006 Vedatech and Mr. Subramanian paid costs in the sum of £15,600 ($30,600) due under a costs order made on November 30, 2005, then Vedatech and Mr. Subramanian would be barred from defending the 2003 Proceedings. Vedatech and Mr. Subramanian failed to meet that deadline and are now precluded from defending the 2003 Proceedings, and the Claimants are entitled to judgment on their claim.
     In the Claimants’ application for judgment, they requested that the amounts due to them from the Defendants in damages, and in respect of the costs ordered in the Claimants’ favor in the 2003 Proceedings, be paid out to the Claimants from the monies in court before the balance (if any) is paid to the Defendants.
     A hearing took place in the High Court in March 2007 to determine the form of judgment. On May 9, 2007, the High Court handed down the judgment and the final order. The High Court upheld the validity and enforceability of the settlement agreement, and granted a permanent anti-suit injunction and ordered that the Defendants withdraw or procure the withdrawal of the California Proceedings. The High Court also provided mechanics for the payment to be made under the settlement agreement and to discharge the costs orders and damages award, both of which were made in the Claimants’ favor. Finally, the High Court ordered that all outstanding costs ordered to be paid by Vedatech be paid out of the monies in court. The monies held by the High Court amounted to approximately $1,073,000. We received payment of the full amount held by the High Court in September 2007.
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
Informatica Corporation
     On July 15, 2002, Informatica Corporation (“Informatica”) filed an action for alleged patent infringement in the United States District Court for the Northern District of California against Acta. We became a party to this action when we acquired Acta in August 2002. The complaint alleged that the Acta software products infringed Informatica’s U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On July 17, 2002, Informatica filed an amended complaint that alleged that the Acta software products also infringed U.S. Patent No. 6,044,374. The complaint sought relief in the form of an injunction, unspecified damages, an award of treble damages and attorneys’ fees. The parties presented their respective claim construction to the District Court on September 24, 2003 and on August 2, 2005, the Court issued its claim construction order. On October 11, 2006 the District Court issued an opinion denying Informatica’s motion for partial summary judgment, granting our motion for summary judgment on the issue of contributory infringement as to all four patents at issue and on direct and induced infringement of U.S. Patent No. 6,044,374 and denying our motion for summary judgment on the issue of direct and induced infringement of U.S. Patent Nos. 6,014,670, 6,339,775 and 6,208,990. On February 21, 2007, Informatica agreed to dismiss its claims with respect to U.S. Patent No. 6,208,990. The trial started on March 12, 2007 and a jury found on April 2, 2007 that we were wilfully infringing Informatica’s U.S. Patent Nos. 6,014,670 and 6,339,775, and awarded damages of approximately $25 million.
     In April 2007, the District Court considered our defense of inequitable conduct by Informatica. A hearing on enhanced damages, injunctive relief and attorneys’ fees was held on May 8, 2007. On May 16, 2007 the District Court concluded that Informatica did not engage in inequitable conduct during prosecution and confirmed the enforceability of U.S. Patent Nos. 6,401,670 and 6,339,775. As of May 11, 2007, we had removed the infringing feature from our Data Integrator product. The District Court also confirmed the jury’s verdict, decided that damages were to be enhanced, if at all, by an amount to be determined in post-trial motions, issued an Order for a Permanent Injunction and denied Informatica’s request for attorneys’ fees. We filed a motion for a new trial on damages or, alternatively, that the damages award be reduced based on the decision of the United States Supreme Court in Microsoft v. AT&T Corp. These motions were heard on July 11, 2007 and the judge took these matters under advisement. Further briefs were requested by the judge and submitted by the parties on July 20, 2007.
     On August 16, 2007, the District Court granted our motion for a new trial on damages subject to a remittitur of $12.1 million. On September 10, 2007 Informatica elected to accept the remitted damage amount of $12.1 million. On August 28, 2007, we filed a motion for judgment as a matter of law and an alternative motion for a new trial on wilfulness based on a recent federal circuit court decision which changed the standard to be applied by juries in determining wilfulness. Those motions were heard on October 2, 2007 and further briefs requested by the Court were submitted by both parties on October 9, 2007. On October 29, 2007 the Court declined to enhance damages and entered judgment in favor of Informatica in the amount of $12.1 million, the remitted damages amount. The parties have until November 28, 2007 to appeal this judgment.
     We will continue to defend any future proceedings in this ongoing action vigorously. In conjunction with the jury verdict in April 2007, we accrued approximately $25.0 million as a legal contingency reserve. We reduced this reserve to $15.0 million to reflect the final judgement in the amount of $12.1 million and interest of $2.9 million.
     Although we believe that Informatica’s basis for its suit is meritless, the outcome of any future proceedings in this action cannot be determined at this time. Because of the inherent uncertainty of litigation in general and the fact that this litigation has not yet formally concluded, we cannot be assured that we will ultimately prevail. Should an unfavourable outcome arise, there can be no assurance that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

Decision Warehouse Consultoria E Importacao Ltda
     On September 28, 2007, the parties in the Decision Warehouse lawsuit entered into a settlement agreement with respect to all pending claims. The parties dismissed all claims and cross-claims with prejudice. The settlement amount was $7.0 million and is included in the “Legal contingency reserve (reduction) and settlement” line item in the Statement of Income for the three months ended September 30, 2007.
Other Legal Proceedings
     We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We have taken steps to enhance its internal practices and training programs related to the handling of potential trade secrets and other competitive information. We are using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that we have not adequately fulfilled its commitments we could be subject to adverse regulatory action.
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
Risks Related to Our Proposed Acquisition by SAP
Our business and results of operations are likely to be affected by our announced acquisition by SAP.
     We and SAP announced on October 7, 2007 that the companies have entered into a Tender Offer Agreement to facilitate the acquisition of Company Securities by tender offers in the U.S. and France for approximately €4.8 billion (or approximately $6.8 billion at then current exchange rates). The acquisition announcement could have an adverse effect on our revenue if customers delay, defer or cancel purchases pending consummation of the planned acquisition. Current and prospective customers might be reluctant to purchase our products or services due to uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the proposed acquisition creates uncertainty among customers such that a significant number of customers delay purchase decisions or select another vendor, our results of operations could be negatively affected. Our revenue may also be harmed if partners terminate their relationships with us, for example, if they perceive SAP to be their competitor or if they are uncertain that we will continue to offer stand-alone products if the proposed acquisition is completed. In addition, the acquisition announcement could cause our quarterly results of operations to be below market expectations. Finally, activities relating to the proposed acquisition and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business and cause employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs.
If the conditions to the proposed acquisition by SAP set forth in the Tender Offer Agreement are not met, the acquisition may not occur and the market price of our securities could decline.
     SAP is not obligated to commence the Offers if it does not receive approval from the French Ministry of Finance or the AMF. The obligation of SAP to accept for payment and pay for the Company Securities tendered in the Offers is subject to certain conditions described in the draft prospectus filed with the AMF, including among others, the receipt of various antitrust approvals. In addition, SAP’s acceptance of the tendered securities is subject to SAP’s ownership, following such acceptance, of at least 50.01% of the total voting rights, calculated on a fully diluted basis. SAP may withdraw the Offers if another bidder makes a superior offer (as approved by the AMF) and if our Board of Directors does not reissue its recommendation that our security holders accept SAP’s offers or we take certain actions to materially modify Business Objects. These conditions are set forth in detail in the draft prospectus filed with the AMF and the Schedule TO to be filed with the SEC. We cannot be assured that each of the conditions will be satisfied. If the proposed acquisition does not occur or is delayed for a significant amount of time, the market price of our ordinary shares, ADSs and Company Convertible Bonds could decline.

Failure to complete the proposed acquisition by SAP would negatively affect our future business and operations. If the sale to SAP is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price.
     If the Offers are not completed, delayed or withdrawn, we will be subject to a number of material risks, including but not limited to the following:
•	activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the acquisition does not occur;

•	we could be required to pay SAP a termination fee of €86.0 million (or approximately $122 million at then current exchange rates) or reimburse SAP for its costs, including up to €5.0 million of financing commitment fees;

•	we would remain liable for our costs related to the acquisition, such as legal and accounting fees and a portion of our investment banking fees;

•	we may not be able to take advantage of alternative business opportunities or respond to competitive pressures effectively;

•	the price of our ordinary shares, ADSs and Company Convertible Bonds may decline to the extent that the current market price for our shares reflects the market assumption that the acquisition will be completed;

•	we may not be able to retain key employees; and

•	we may not be able to maintain effective internal control over financial reporting due to employee departures.
The value of the cash consideration that our shareholders will be entitled to receive upon the completion of the proposed tender offer with SAP is based on a fixed per security amount and may therefore decrease in value relative to the market price of our ordinary shares, ADSs or Company Convertible Bonds at the time the securities are tendered.

     Under the terms of the Tender Offer Agreement between us and SAP, holders of our ordinary shares will receive €42 in cash per Company Share, holders of our ADSs will receive an amount in U.S. dollars converted from €42 per share on the date of settlement of the Offers and holders of our Company Convertible Bonds will receive €50.65 per Company Convertible Bond.  As the price per security is fixed, the per security cash consideration that our security holders will receive in the Offers will not change, even if the market prices of our ordinary shares, ADSs or Company Convertible Bonds change. There will be no adjustment to the per security price or any right to terminate the tender based solely on fluctuations in the prices of our ordinary shares, ADSs or Company Convertible Bonds. The per Convertible Bond price was determined using an estimated closing date of January 15, 2008. In the event that the Offers are completed earlier, the value of any Company Convertible Bond if converted to ordinary shares would be higher than the per Company Convertible Bond offer price. However, the Company Convertible Bonds are not currently convertible and are not expected to be convertible at the time the Offers are completed. In addition, holders of ADSs face the risk that the U.S. dollar to euro exchange rate will rise prior to the closing of the Offers and the U.S. dollar amount of the per ADS consideration will be reduced. The market prices of our ordinary shares, ADSs or Company Convertible Bonds during and after completion of the tender offer could be higher than the market prices on the date the Offers close, their current market prices or their respective prices on the date that any election to tender may be made.

The public trading market for our shares may be limited after the completion of the initial Offers and prior to the implementation of a squeeze-out of our remaining shares not tendered to SAP.
     The Offers are subject to the condition that the Company Securities tendered in the Offers represent at least 50.01% of our voting rights on a fully diluted basis on the Offer closing date. SAP intends to request that the AMF implement a squeeze-out of the remaining outstanding shares in the event the outstanding shares not tendered in the Offers do not represent more than 5% of our capital or voting rights within three months following the closing of the offer. Prior to the implementation of the squeeze-out our ordinary shares, ADSs or Company Convertible Bonds may continue to be freely traded on the Nasdaq Global Select Market and Euronext, as the case may be. Since a majority of our securities will be owned by SAP, there may be a limited public trading market for our securities. The price of our securities and the securities held by our other security holders may be negatively affected.
     The following risk factors assume that we remain a stand-alone company except as otherwise noted.
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
     Historically, our operating results have varied substantially from quarter to quarter, and we anticipate that this will continue. These fluctuations occur principally because our revenues vary from quarter to quarter, while a high percentage of our operating expenses are relatively fixed in the short-term and are based on anticipated levels of revenues. As a result, small variations in the timing of the recognition of revenues could cause significant variations in our quarterly operating results. While the variability of our revenues is partially due to factors that would influence the quarterly results of any company, our business is particularly susceptible to quarterly variations because:
•	we typically record a substantial amount of our revenues in the last weeks of a quarter, rather than evenly throughout the quarter;

•	our customers typically wait until their fourth quarter, the end of their annual budget cycle, before deciding whether to purchase new software;

•	economic activity in Europe and certain other countries generally slows during the summer months;

•	customers may delay purchase decisions (a) in anticipation of (i) changes to our or our competitors’ product line, (ii) new products or platforms by us or our competitors or (iii) product enhancements by us or our competitors, or (b) in response to announced pricing changes by us or our competitors; or (c) until industry analysts have commented on the products or customers have had an opportunity to evaluate competitors’ products;

•	customers have generally delayed purchasing new incremental licenses or functionalities of our products if they are in the process of migrating to a new product platform, such as with our Business Objects XI product, and we expect this trend to continue in the future with respect to Business Objects XI as there are still many customers who have not yet completed the migration process and some that have not yet begun the process;

•	the mix of products and services and the amount of consulting services that our customers order, and the associated revenues, varies from quarter to quarter, and we expect this mix of revenues to continue for the foreseeable future;

•	we depend, in part, on large orders and any delay in closing a large order, such as the delays we experienced in the three months ended June 30, 2006, may result in the realization of potentially significant net license fees being postponed from one quarter to the next; and

•	we experience longer payment cycles for sales in certain foreign countries.
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
     Additionally, we may face competition from many companies with whom we have strategic relationships, including IBM, Microsoft and Oracle, all of which offer business intelligence products that compete with our products. For example, Microsoft has extended its SQL Server business intelligence platform to include reporting capabilities which compete with our enterprise reporting solutions and recently announced the general availability of Microsoft Office PerformancePoint Server 2007, its new corporate performance management application/platform, which competes with our EPM product line. These companies could bundle their business intelligence software with their other products at little or no cost, giving them a potential competitive advantage over us. Because our products are specifically designed and targeted to the business intelligence software market, we may lose sales to competitors offering a broader range of products.
     We may face competition and price pressure from competitors providing open source, bundled or on-demand/SaaS offerings for business intelligence products. Companies such as Microsoft, Pentaho, Actuate (under the BIRT initiative for Eclipse) or LucidEra could intensify price pressure and create premature commoditization of certain portions of our business.
Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. In addition, acquisitions of, or other strategic transactions by our competitors could weaken our competitive position or reduce our revenues.
     Some of our competitors may have greater financial, technical, sales, marketing and other resources than we do. Recent market consolidation includes Microsoft’s acquisition of Stratature, Inc., Oracle’s acquisition of Hyperion, Cognos’ pending acquisition of Applix and SAP AG’s acquisition of OutlookSoft Corporation. These acquisitions provide these companies with more offerings that compete with our information management, business intelligence and performance management offerings. Similarly, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, sale and support of their products. Finally, some of our competitors may enjoy greater name recognition and a larger installed customer base than we do, resulting in more successful attraction and retention of customers.
     If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Examples of this include Cognos’ recently announced partnership expansion with Informatica. Furthermore, companies larger than ours could enter the market through internal expansion or by strategically aligning themselves with one of our competitors and providing products that cost less than our products. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, resellers, original equipment manufacturers or other parties with whom we have relationships, thereby limiting our ability to sell through these channels and reducing promotion of our products.

We may pursue strategic acquisitions and investments that could have an adverse effect on our business if they are unsuccessful.
     As part of our business strategy, we have acquired companies, technologies, product lines and personnel to complement our internally developed products. For example, in June 2007, we acquired Cartesis S.A., in July 2007 we acquired Inxight and in October 2007 we acquired Fuzzy! Informatik. We expect that we will have a similar business strategy going forward. Acquisitions involve numerous risks, including the following:
•	Our acquisitions may not enhance our business strategy;

•	We may apply overly optimistic valuation assumptions and models for the acquired businesses, and we may not realize anticipated cost synergies and revenues as quickly as we expected or at all;

•	We may not integrate acquired businesses, technologies, products, personnel and operations effectively;

•	Management’s attention may be diverted from our day to day operations, resulting in disruption of our ongoing business;

•	We may not adopt an appropriate business model for integrated businesses, particularly with respect to our go to market strategy;

•	Customer demand for the acquired company’s products may not meet our expectations;

•	We may incur higher than anticipated costs for the support and development of acquired products;

•	The acquired products may not be compatible with our existing products, making integration of acquired products difficult and costly and potentially delaying the release of other, internally developed products;

•	We may have insufficient revenues to offset the increased expenses associated with acquisitions;

•	We may not retain key employees, customers, distributors and vendors of the companies we acquire;

•	Ineffective internal controls of the acquired company may require remediation as part of the integration process;

•	We may be required to assume pre-existing contractual relationships, which would be costly for us to terminate and disruptive for our customers;

•	The acquisitions may result in infringement, trade secret, product liability or other litigation: and

•	If we are unable to acquire companies that facilitate our strategic objectives, we may not have sufficient time to develop our own products and may not remain competitive.
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
     In addition, as a result of tax audits, we may become aware of required adjustments to previous tax provisions set up in connection with the acquisitions of businesses. These balances are generally recorded through goodwill as part of the purchase price allocation and are adjusted in future periods to goodwill instead of charges against the current statements of income. This treatment does not preclude the payment of additional taxes due, if assessed. For example, in April 2005, we received a notice of proposed adjustment from the Internal Revenue Service (“IRS”), for the 2001 and 2002 fiscal year tax returns of Crystal Decisions and have submitted a protest letter. This matter is currently at the IRS Appeals level. Income taxes related to the issues under audit were fully reserved as part of the original purchase price allocation at the time Crystal Decisions was acquired, and were included in the non current reserves on the consolidated balance sheets as of December 31, 2006. We believe that it is reasonably possible that the Crystal Decisions matter relating to NOL utilization could be settled in the next 12 months as a result of ongoing discussions with the IRS Appeals office and have consequently decided to reclassify the related amount from long term income taxes payable to current income taxes payable at September 30, 2007. We estimate the amount due could be as high as our reserve balance of $49 million, although the ultimate resolution could be less than this. If we prevail, we will reverse the tax reserves and record a credit to goodwill. To the extent we are not successful in defending our position, we expect the adjustment would have a negative impact on our cash and cash equivalents balance as a result of the payment of income taxes. Except for any interest that is assessed for the post acquisition period, the adjustment would have no impact on our net income.
We are subject to claims and lawsuits that may result in adverse outcomes, which could harm our results of operations or financial condition and cause our stock price to decline.
     We are subject to a wide range of claims and lawsuits in the course of our business. These claims and lawsuits can be costly, time-consuming and disruptive to our management. In addition, an adverse outcome in one or more of any pending or future claims or lawsuits could result in significant monetary damages and injunctive relief against us. For example, we were recently subject to an adverse judgment in the Informatica patent litigation matter and we recently entered into a settlement with Decision Warehouse Consultoria E Importacao Ltda. See Part II, Item 1. Legal Proceedings on page 40 of this Quarterly Report on Form 10-Q for the period ended September 30, 2007 for a detailed description of these matters. An unfavorable outcome could have a significant, material adverse impact on our ability to conduct our business, and, in turn, on our results of operations and financial condition. Legal proceedings are subject to inherent uncertainties, making it difficult for management to predict the likely outcome. As a result, any reserves we may establish may not be sufficient. Additional information concerning certain of the lawsuits pending against us is contained in the Legal Proceedings section of this Quarterly Report on Form 10-Q for the period ended September 30, 2007 beginning on page 40.
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
     In 2006, we announced the introduction of crystalreports.com, a SaaS (Software as a Service) offering. This on demand sharing platform enables customers to share important business information securely. In 2006, we also announced the introduction of the nSite on demand application platform, which is integrated with Salesforce.com’s CRM solutions. In 2007, we launched Business Intelligence OnDemand, a complete suite of business intelligence capabilities delivered on demand. We also launched Information OnDemand, a service providing a broad set of reports with business, demographic and market data delivered in partnership with several commercial and public information aggregators. These on demand offerings carry a number of risks, including:
•	We have limited experience in the on demand market;

•	We may not be able to deliver these solutions or any enhancements to these solutions in the manner we have conveyed to customers;

•	Customers may question the viability or security of our on demand offerings;

•	We may not be able to provide sufficient, continuous customer support for our on demand offerings;

•	We may incur higher than anticipated costs as we expand further into the on demand market;

•	We could experience service interruptions with respect to our on demand offerings, which could potentially impact our revenues and damage our customers’ businesses and result in warranty claims or litigation;

•	We may not be able to comply in a timely or cost effective manner with data privacy, data security, export control and other regulatory requirements that apply to these offerings, resulting in potential regulatory exposure as well as misappropriation of customer confidential information and other claims;

•	We may not be able to maintain viable relationships with the owners of the Information OnDemand content providers and thus be forced to interrupt the Information OnDemand service to our customers;

•	We may not realize anticipated market demand and acceptance of our on demand offerings; and

•	Sales of our on demand solutions bundled with license sales may delay the timing of revenue recognition for license arrangements that would otherwise have been recorded at the time of delivery.
     If SaaS becomes an important channel for us, our ability to deliver crystalreports.com and Business Intelligence On Demand and the application platform to customers’ satisfaction and to provide sufficient support will be critical. If our on demand offerings fail to meet customer expectations or if we fail to provide adequate support, our business could be adversely affected.
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
     Finally, the companies with which we compete for employees may be able to establish more competitive stock-based compensation policies than us if they are not subject to the limitations we face as a company assessed under international ISS guidelines, rather than under the U.S. guidelines under which our plans are designed to be competitive. As a result, we may no longer be competitive and may have difficulty hiring and retaining employees, and any such difficulty could materially, adversely affect our business.
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
     We currently have strategic relationships with Microsoft, IBM and Oracle that enable us to jointly sell and, in some cases, bundle our products with those of Microsoft, IBM and Oracle. In addition we are currently developing certain utilities and products to be a part of their products. We have limited control, if any, as to whether Microsoft, IBM and Oracle will devote adequate resources to promoting and selling our products. For example, to date none of these partnerships has contributed significantly to our annual license revenues through these reseller activities. In addition, these companies have designed their own business intelligence software and Microsoft and Oracle are actively marketing reporting products for business intelligence. If any of Microsoft, IBM and Oracle reduces its efforts on our behalf or discontinues or alters its relationship with us, as SAP AG did by terminating our OEM/reseller agreement, and instead increases its selling efforts of its own business intelligence software or develops a relationship with one of our competitors, our reputation as a technology partner with them could be damaged and our revenues and operating results could decline.
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
     The companies with whom we have strategic, reseller and distribution relationships may terminate, not renew or otherwise reduce their relationships with us pending the completion of the SAP offer to acquire us and this may impact our operations as a stand-alone company.
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
     We may discover deficiencies and weaknesses in our systems and controls, especially when such systems and controls are impacted by increased rate of growth or acquisitions. In addition, upgrades or enhancements to our computer systems or systems disruptions could cause internal control deficiencies and weaknesses.
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
     If we fail to maintain an effective system of internal controls, or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal controls over financial reporting are effective, we may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, which could result in a decline in our stock price.
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
     We prepare our financial statements in conformity with U.S. GAAP, which is a body of guidance that is subject to interpretation or influence by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. We prepare our consolidated euro denominated financial statements in conformity with IFRS, and our statutory financial statements continue to be prepared under French GAAP. The International Accounting Standards Board, which is the body formed to create IFRS and the Financial Accounting Standards Board, or FASB, have undertaken a convergence program to eliminate a variety of differences between IFRS and U.S. GAAP. The most significant differences between U.S. GAAP and IFRS currently applicable to us relate to the treatment of stock-based compensation expense, the accounting for deferred tax assets on certain intercompany transactions relating to the transfer of intercompany intellectual property rights between certain subsidiaries, the accounting for business combinations, and the accounting for the convertible bonds we issued in May 2007. In accordance with French regulations, we filed with the AMF in France our Document de Référence 2006 on April 6, 2007 under the registration number D.07-0285, which included our consolidated financial statements for the year ended December 31, 2006 prepared under IFRS. Our Document de Référence 2006 includes the consolidated information prepared under IFRS that we published on April 18, 2007 in the BALO in France. In addition, we published our condensed consolidated financial statements for the first half of 2007 under IFRS in the BALO in France on October 31, 2007.
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
     We transact business in an international environment. As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. We typically incur Canadian dollar expenses that are substantially larger than our Canadian dollar revenues, and we generate a substantial portion of our revenues and expenses in currencies other than the U.S. dollar, including the euro and the British pound. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.
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
     We announced on October 21, 2005, that, in a follow-on to a civil action in which MicroStrategy unsuccessfully sought damages for its claim that we misappropriated trade secrets, the Office of the U.S. Attorney for the Eastern District of Virginia decided not to pursue charges against us or our current or former officers or directors. We have taken steps to enhance our internal practices and training programs related to the handling of potential trade secrets and other competitive information. We are using an independent expert to monitor these efforts. If, between now and November 17, 2007, the Office of the U.S. Attorney concludes that we have not adequately fulfilled our commitments we could be subject to adverse regulatory action.
We increased our indebtedness substantially by the issuance of the Company Convertible Bonds.
     As a result of the sale of the Company Convertible Bonds, we incurred €450 million of additional indebtedness in May 2007. The level of our indebtedness, among other things, could:
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
     There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Company Convertible Bonds.
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
     In general, our Board of Directors may call a meeting of our shareholders. A shareholders meeting may also be called by a liquidator or a court appointed agent, in limited circumstances, such as at the request of the holders of 5% or more of our issued shares held in the form of ordinary shares. In addition, only shareholders holding a defined number of shares held in the form of ordinary shares or groups of shareholders holding a defined number of voting rights underlying their ordinary shares may submit proposed resolutions for meetings of shareholders. The minimum number of shares required depends on the amount of the share capital of Business Objects and was equal to 2,216,172 ordinary shares based on our share capital as of October 31, 2007. Similarly, a duly qualified association of shareholders, registered with the AMF and us, who have held their ordinary shares in registered form for at least two years and together hold at least a defined percentage of our voting rights, equivalent to 1,914,124 ordinary shares based on our voting rights as of October 31, 2007, may submit proposed resolutions for meetings of shareholders. As a result, the ability of our shareholders to participate in and influence the governance of Business Objects will be limited.

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

     The closing sale price of our ADSs on the Nasdaq Global Select Market for the period of January 1, 2007 to October 31, 2007 ranged from a low of $33.74 to a high of $59.94.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended September 30, 2007, we did not repurchase any of our ordinary shares or ADSs. At October 31, 2007 a maximum of 7,625,726 ordinary shares or ADSs were eligible for repurchase under our approved stock repurchase program. On June 5, 2007, our shareholders approved a proposal authorizing our Board of Directors to renew the existing repurchase program for the repurchase of up to 10% of our share capital, at a price not to exceed €43.00 per share (excluding costs) or its U.S. dollar equivalent. This authorization, which is valid for 18 months following June 5, 2007, also requires that the total number of treasury shares may not exceed 10% of our share capital.
Item 5. Other Information
     On November 2, 2007, our Chief Executive Officer approved an amendment and restatement to Article 6 of our Amended and Restated Memorandum and Articles of Association and Updated Bylaws (the “Amended Bylaws”). The Amended Bylaws became effective November 2, 2007. The Amended Bylaws increase our stated share capital to €9,717,128 from a stated share capital of €9,696,280. This increase is a result of the issuance of shares pursuant to the 2004 International Employee Stock Purchase Plan. Pursuant to French law, changes in a company’s stated share capital must be reflected in such company’s bylaws.
     The preceding summary is not intended to be complete, and is qualified in its entirety by reference to the full text of the Amended Bylaws attached hereto as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit 3.1	Amended and Restated Bylaws of Business Objects, as amended November 2, 2007 (English translation).

Exhibit 2.1 (1)	Tender Offer Agreement dated October 7, 2007 by and among Business Objects S.A. and SAP AG.

Exhibit 10.1 (2)	French Employee Savings Plan, as amended June 28, 2007.

Exhibit 10.2 (2)	2004 International Employee Stock Purchase Plan, as amended June 5, 2007.

Exhibit 10.3 (2)	2006 Stock Plan, as amended June 5, 2007.

Exhibit 10.4 (2)	Form of Stock Subscription Warrant Agreement for each of Arnold Silverman, Bernard Charlès, Kurt Lauk, Carl Pascarella and David Peterschmidt.

Exhibit 10.5 (3)	2001 Stock Incentive Plan — Subsidiary Stock Incentive Sub-Plan, as amended June 5, 2007.

Exhibit 10.6 (3)	Business Objects S.A. 2001 Stock Incentive Plan Subsidiary Stock Incentive Sub-Plan Restricted Stock Award Agreement, as amended June 5, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference from Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 9, 2007.

(2)	Incorporated by reference from our Registration of Form S-8 (333-145037) filed with the SEC on August 1, 2007.

(3)	Incorporated by reference from our Registration of Form S-3 (333-145039) filed with the SEC on August 1, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Business Objects S.A. (Registrant)

Date: November 8, 2007	By:	/s/ John G. Schwarz

John G. Schwarz
Chief Executive Officer

Date: November 8, 2007	By:	/s/ James R. Tolonen

James R. Tolonen
Chief Financial Officer and Senior Group
Vice President

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Bylaws of Business Objects, as amended November 2, 2007 (English translation).

Exhibit 2.1 (1)	Tender Offer Agreement dated October 7, 2007 by and among Business Objects S.A. and SAP AG.

Exhibit 10.1 (2)	French Employee Savings Plan, as amended June 28, 2007.

Exhibit 10.2 (2)	2004 International Employee Stock Purchase Plan, as amended June 5, 2007.

Exhibit 10.3 (2)	2006 Stock Plan, as amended June 5, 2007.

Exhibit 10.4 (2)	Form of Stock Subscription Warrant Agreement for each of Arnold Silverman, Bernard Charlès, Kurt Lauk, Carl Pascarella and David Peterschmidt.

Exhibit 10.5 (3)	2001 Stock Incentive Plan — Subsidiary Stock Incentive Sub-Plan, as amended June 5, 2007.

Exhibit 10.6 (3)	Business Objects S.A. 2001 Stock Incentive Plan Subsidiary Stock Incentive Sub-Plan Restricted Stock Award Agreement, as amended June 5, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference from Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on October 9, 2007.

(2)	Incorporated by reference from our Registration of Form S-8 (333-145037) filed with the SEC on August 1, 2007.

(3)	Incorporated by reference from our Registration of Form S-3 (333-145039) filed with the SEC on August 1, 2007.